Form 10-Q
period 1996-03-30
THORATEC LABORATORIES CORP
filed 1996-05-13
CIK 350907

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark one)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 1996 or

/ /   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to
                                                         ----------  ----------

COMMISSION FILE NUMBER: 1-8145



                        THORATEC LABORATORIES CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                           California                                                     94-2340464
(State or Other Jurisdiction of Incorporation or Organization)              (I.R.S. Employer Identification No.)

            2023 Eighth Street, Berkeley, California                                         94710
            (Address of Principal Executive Offices)                                      (Zip Code)


Registrant's telephone number, including area code: (510) 841-1213



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --- ---

         As of May 6, 1996 registrant had 46,759,255 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 30,                 December 30,
                                                                               1996                        1995
                                                                           ------------                ------------
                                                                            (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                                                  $  1,959,364                $  1,645,523
Receivables                                                                     552,672                     581,298
Inventories (Note 3)                                                          1,347,126                   1,374,164
Prepaid expenses and other                                                      174,413                     249,048
                                                                           ------------                ------------
Total current assets                                                          4,033,575                   3,850,033
Equipment and Leasehold Improvements, at cost                                 2,163,454                   2,119,085
Accumulated depreciation and amortization                                    (1,752,709)                 (1,725,726)
                                                                           ------------                ------------
Equipment and leasehold improvements - net                                      410,745                     393,359
Other Assets                                                                    163,448                     136,645
                                                                           ------------                ------------
TOTAL ASSETS                                                               $  4,607,768                $  4,380,037
                                                                           ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                           $    484,070                $    598,100
Accrued compensation                                                            197,808                     101,006
Other                                                                           384,997                     343,260
                                                                           ------------                ------------
Total current liabilites                                                      1,066,875                   1,042,366
Long-Term Debt (Note 4)                                                                                   1,675,000
Commitments
Shareholders' Equity:
Common shares, 100,000,000 authorized;
   46,726,055 and 44,799,409 issued                                          45,855,762                  42,746,421
Additional paid-in capital                                                    2,348,689                   2,333,689
Accumulated deficit                                                         (44,660,831)                (43,416,454)
Cumulative translation adjustment                                                (2,727)                       (985)
                                                                           ------------                ------------
Total shareholders' equity                                                    3,540,893                   1,662,671
                                                                           ------------                ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  4,607,768                $  4,380,037
                                                                           ============                ============

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                        --------------------------------------
                                                         March 30,                   April 1,
                                                           1996                        1995
                                                        -----------                 ----------
Revenue:
 Product sales - net                                    $ 1,301,649                 $  939,101
 Interest and Other income                                   38,621                      9,770
                                                        -----------                 ----------

 Total revenue                                            1,340,270                    948,871
                                                        -----------                 ----------

Costs and expenses:
 Cost of products sold                                      821,899                    442,464
 Research and development                                   605,587                    335,614
 Selling, general and administrative                        733,055                    313,936
 Debt conversion expense (Note 4)                           378,295
 Interest expense                                            45,811                     45,884
                                                        -----------                 ----------

 Total costs and expenses                                 2,584,647                  1,137,898
                                                        -----------                 ----------

Net Loss                                                $(1,244,377)                $ (189,027)
                                                        ===========                 ==========

Net loss per common share                               $      (.03)                $      .00
                                                        ===========                 ==========

Weighted average number of common
shares outstanding                                       45,379,168                 42,740,242

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                 --------------------------------------
                                                                                   March 30,                  April 1,
                                                                                     1996                       1995
                                                                                 ------------               -----------
  Cash flows from operating activities:
      Net loss                                                                   $(1,244,377)               $ (189,027)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
          Debt conversion expense                                                    378,295
          Common stock options granted for services                                   15,000
          Depreciation and amortization                                               30,109                    25,945
          Loss on disposal of equipment                                                                            161
          Changes in assets and liabilities:
              Receivables, prepaid expenses and other                                103,261                  (163,857)
              Inventories                                                             27,038                    39,700
              Other assets                                                           (29,929)                  (98,000)
              Accounts payable and other liabilities                                  22,767                   340,452
                                                                                 -----------                ----------

              Net cash used in operating activities                                 (697,836)                  (44,626)
                                                                                 -----------                ----------

  Cash flows from investing activities:
      Proceeds from sale of long-term assets                                                                       500
      Capital expenditures                                                           (44,369)                  (32,346)
                                                                                 -----------                ----------

              Net cash used in investing activities                                  (44,369)                  (31,846)
                                                                                 -----------                ----------

  Cash flows from financing activities:
      Common stock issued upon exercise of warrants                                  961,739
      Common stock issued upon exercise of options                                    94,307                     7,804
                                                                                 -----------                ----------

              Net cash provided in financing activities                            1,056,046                     7,804
                                                                                 -----------                ----------

  Net increase (decrease) in cash and cash equivalents                               313,841                   (68,668)

  Cash and cash equivalents at beginning of period                                 1,645,523                 1,026,229
                                                                                 -----------                ----------

  Cash and cash equivalents at end of period                                     $ 1,959,364                $  957,561
                                                                                 ===========                ==========
  Noncash Financing Transactions:
          Conversion of long-term debt into common stock                         $ 1,675,000
                                                                                 ===========                ==========
  Other Cash Flow Information:
          Interest paid                                                          $    45,811                $   45,884
                                                                                 ===========                ==========

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at March 30, 1996 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the annual consolidated financial statements and notes of the Company. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission.

         The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates.


2.       GOING CONCERN ACCOUNTING BASIS

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,244,377 and used cash in operating activities of $697,836 for the three months ended March 30, 1996 and, as of March 30, 1996, had an accumulated deficit of $44,660,831. The Company expects that it will continue to incur substantial expenses relating to its research and development efforts and sales and marketing and that, as a result, it will incur losses for at least the next year. The Company's working capital plus limited revenue from product sales will not be sufficient to meet the Company's cash needs through 1996 as presently structured. Management recognizes that the Company must generate additional resources or consider modifications to its research and development efforts or other reductions in operating costs to enable it to continue operations with available resources. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plans include several alternatives for securing additional funds, including public and private placement of equity which would generate sufficient resources to assure continuation of the Company's operations and research efforts. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to sharply curtail the Company's research and development efforts and to curtail certain other of its operations.


3.       INVENTORIES

         Inventories consist of the following:

                                                   March 30,        December 30,
                                                     1996              1995
                                                   ---------        ------------
                  Finished goods                   $  459,891        $  397,462
                  Work in process                     651,611           540,673
                  Raw materials                       235,624           436,029
                                                   ----------        ----------
                  Total                            $1,347,126        $1,374,164
                                                   ==========        ==========


4.       LONG-TERM DEBT

         In the last quarter of 1994, the Company placed $1.675 million of convertible secured debt with private lenders. The notes were convertible into common stock at rates ranging from $1.64 to $2.125 per share, bore interest at 11% and were due in three years. The debt was secured by the royalties payable pursuant to the Licensing Agreement with COBE Laboratories, Inc., all accounts receivable, equipment and inventory. Five-year warrants to purchase 630,604 shares of Thoratec common stock at $2.125 per share were also issued with the convertible notes.

         In the first quarter of 1996, all $1.675 million of these notes were converted into 1,027,610 shares of common stock, according to the terms of the original transaction. In connection with this conversion, the Company reduced the exercise price of the related five-year warrants to $1.50 per share for a thirty day period. All warrants issued in connection with the above noted convertible secured debt (representing 641,159 shares as adjusted for antidilutive provisions) were exercised for a total of approximately $960,000. Since all warrants were exchanged and the exercise price reduced, $378,000 of noncash debt conversion expense was recorded.

5.       EMPLOYMENT AGREEMENT

         In January 1996, the Company entered into a four-year employment agreement with a key executive officer. This employment agreement provides for, among other provisions, a minimum base salary, annual bonus based on performance, severance package and the issuance of 1,000,000 non-qualified stock options. See Note 6.

6.       OPTIONS AND WARRANTS

         In the first quarter of 1996, the Directors adopted the 1996 Stock Option Plan ("1996 SOP") and the 1996 Nonemployee Directors Stock Option Plan ("Directors Option Plan"). The 1996 SOP consists of two parts. Part One permits the Company to grant options to purchase up to 1,500,000 shares of common stock. During the first quarter of 1996, 115,000 options were granted at fair market value under this plan. Part One of the 1996 SOP is subject to Shareholder approval. Part Two relates to the Chief Executive Officer ("CEO") and permits the Company to grant non-qualified options to the CEO to purchase up to 1,000,000 shares of common stock. During the first quarter of 1996, 1,000,000 options were granted at fair market value under this Plan. Part Two of the 1996 SOP required Director approval only. The Directors Option Plan permits the Company to grant options to purchase up to 450,000 shares of common stock. The Company currently has five non-employee directors who are eligible to participate in the Directors Option Plan and no options have been granted as of March 30, 1996. The Directors Option Plan is subject to Shareholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Liquidity and Capital Resources

At the end of the first quarter of 1996 the Company had working capital of $2,967,000 compared with $2,808,000 at the end of 1995. The increase in working capital was primarily due to proceeds received upon exercise of warrants to purchase common stock (see Note 4) partially offset by the loss from operations. Concurrent with the warrant exercise, all $1.675 million of secured notes payable were converted into common stock. Receivables and inventories were essentially unchanged from the 1995 year end. Prepaid expenses and other and accounts payable decreased due principally to scheduled receipts of prepaid inventory items and reduction in related payables. In the first quarter of 1996, the Company financed its operations with its own cash reserves and with proceeds received from the exercise of common stock warrants. The Company believes it will need additional financing in 1996 to execute its business plan and is exploring several alternatives for securing theses funds, including public and private placement of equity. There can be no assurance that such funds will be available.

Note 2 to the condensed consolidated financial statements states in part that there are conditions which raise substantial doubt about the Company's ability to continue as a going concern. The Company needs substantial additional funds to continue operations. The Company's continuation as a going concern is dependent on its ability to execute its plan to secure additional financing, improve the profitability of product lines, develop new sources of revenue including new products, and ultimately attain successful operations.

The Company has incurred operating losses in each year since the 1981 fiscal year and has sustained its operations from cash from product sales and various private placements of equity and debt securities. The Company expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing and marketing and on preclinical and clinical testing of its graft products and continued development of the TLC-II portable driver for the VAD System and an implantable version of the VAD. There can be no assurance that the Company will be profitable in the future.


Results of Operations

In December 1995, the Company received FDA approval for its VAD System as a bridge to heart transplant. Sales of the Thoratec(R) VAD System in the first quarter of 1996 were 39% higher than product sales in the first quarter of 1995 primarily as a result of the FDA approval and the establishment of a domestic sales organization in late 1995 and early 1996. Domestic sales increased 96% in the first quarter of 1996 over the first quarter of 1995. Interest and other income increased in 1996 due to higher cash balances and a government project grant supporting the development of the skeletal muscle powered VAD System. Cost of sales increased 86% in 1996 as a result of the higher sales volume in 1996 and approximately $100,000 incurred to upgrade existing investigational center equipment. Research and development expenses for the first quarter increased 80% in 1996 compared to 1995 due to increased costs associated with the development of the Company's portable VAD driver, the TLC-II, and its graft products. Selling, general and administrative expenses increased 134% in 1996 over 1995, principally as a result of establishing the domestic sales and marketing organization, higher recruiting costs for both marketing and administrative personnel, and general support needed for expected growth. In order to induce early conversion of the 641,159 warrants, the Company temporarily reduced the exercise price from $2.09 (as adjusted for antidilutive provisions) to $1.50 and recorded a $378,000 noncash debt conversion expense in the first quarter of 1996.

The Company expects profitability will continue to be adversely impacted by various fixed costs until all its current products have received pre-market approval in the United States and approval for sale in its major international markets. The Thoratec(R) VAD System continues to be sold under an IDE for recovery of the natural heart. The Company does not expect that inflation will have a material impact on its operations.

Forward Looking Statements

Statements in this report regarding the Company's belief and expectation for needed future financing, exploration of financing alternatives, future expense levels and adverse impact on profitability are forward looking statements. Actual results could differ materially due to a variety of factors, including product development schedules, the timing of regulatory approvals for the Company's products and those of competitors, product announcements and introductions by competitors.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K

             See Exhibit Index on the page immediately preceding exhibits.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       THORATEC LABORATORIES CORPORATION



Date:   May 10, 1996                           /s/ D. Keith Grossman
     -----------------               ------------------------------------------
                                     D. Keith Grossman, Chief Executive Officer



Date:   May 10, 1996                            /s/ Cheryl D. Hess
     -----------------               ------------------------------------------
                                       Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                                          Document
- --------------                                          --------
    11                              Statement Re:  Computation of Per-Share Earnings

    27                              Financial Data Schedule