Form 10-Q
period 1996-06-30
THORATEC LABORATORIES CORP
filed 1996-08-13
CIK 350907

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark one)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
      ________________________


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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of August 8, 1996, registrant had 17,927,456 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                            June 29,        December 30,
                                                              1996              1995
                                                          ------------     ------------
ASSETS
Current Assets:
Cash and cash equivalents                                 $  1,052,951     $  1,645,523
Receivables                                                  1,214,551          581,298
Inventories (Note 4)                                         1,673,424        1,374,164
Prepaid expenses and other                                      56,204          249,048
                                                          ------------     ------------
Total current assets                                         3,997,130        3,850,033
Equipment and Leasehold Improvements, at cost                2,179,601        2,119,085
Construction in progress                                        48,177
Accumulated depreciation and amortization                   (1,781,479)      (1,725,726)
                                                          ------------     ------------
Equipment and leasehold improvements - net                     446,299          393,359
Other Assets (Note 2)                                        1,091,966          136,645
                                                          ------------     ------------
TOTAL ASSETS                                              $  5,535,395     $  4,380,037
                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

Accounts payable (Note 2)                                 $  1,445,125     $    598,100
Accrued compensation                                           274,147          101,006
Other                                                          429,091          343,260
                                                          ------------     ------------
Total current liabilites                                     2,148,363        1,042,366
Long-term Debt (Note 5)                                                       1,675,000
Shareholders' Equity (Notes 3, 5, 6):
Common shares, 100,000,000 authorized; issued and
outstanding 16,274,146 in 1996  and 14,933,136 in 1995      45,913,006       42,746,421
Additional paid-in capital                                   2,393,669        2,333,689
Accumulated deficit                                        (44,917,662)     (43,416,454)
Cumulative translation adjustment                               (1,981)            (985)
                                                          ------------     ------------
Total shareholders' equity                                   3,387,032        1,662,671
                                                          ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  5,535,395     $  4,380,037
                                                          ============     ============


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months                              Six Months
                                                              Ended                                   Ended
                                              ------------------------------------     -----------------------------------
                                                 June 29,              July 1,            June 29,             July 1,
                                                   1996                 1995                1996                1995
                                              ---------------      ---------------     ---------------     ---------------
Revenue:
   Product sales - net                        $   2,187,590        $   1,000,345       $     3,489,239     $     1,939,446
   Interest and other income                         38,609                9,112                77,230              18,882
                                              ---------------      ---------------     ---------------     ---------------

   Total revenue                                  2,226,199            1,009,457             3,566,469           1,958,328
                                              ---------------      ---------------     ---------------     ---------------

Costs and expenses:
   Costs of products sold                           817,921              580,575             1,639,820           1,023,039
   Research and development                         865,938              425,355             1,471,525             760,969
   Selling, general and administrative              799,171              311,724             1,532,226             625,660
   Debt conversion expense (Note 5)                                                            378,295
   Interest expense (Note 5)                                              46,120                45,811              92,004
                                              ---------------      ---------------     ---------------     ---------------

   Total costs and expenses                       2,483,030            1,363,774             5,067,677           2,501,672
                                              ---------------      ---------------     ---------------     ---------------

Net loss                                      $    (256,831)       $    (354,317)      $   (1,501,208)     $     (543,344)
                                              ===============      ===============     ===============     ===============

Net loss per common share                     $        (.02)       $        (.02)      $         (.10)     $         (.04)
                                              ===============      ===============     ===============     ===============

Weighted average number of
common shares outstanding                        15,837,512           14,252,612           15,481,950          14,249,680


     See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                       -----------------------------------------------
                                                                              June 29,                   July 1,
                                                                                1996                       1995
                                                                       --------------------       --------------------

Cash flows from operating activities:
  Net loss                                                             $         (1,501,208)       $          (543,344)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
      Debt conversion (Note 5)                                                      378,295
      Common stock options granted for services (Note 6)                             59,980
      Foreign currency translation adjustment                                          (996)                     1,303
      Depreciation and amortization                                                  62,003                     52,686
      Loss on disposal of equipment                                                                                162
      Changes in assets and liabilities:
          Receivables, prepaid expenses and other                                  (440,409)                  (197,162)
          Inventories                                                              (299,260)                   289,586
          Other assets                                                                1,372                    (95,814)
          Accounts payable and other liabilities                                    326,260                    337,543
                                                                       ----------------------     ----------------------

              Net cash used in operating activities                              (1,413,963)                  (155,040)
                                                                       ----------------------     ----------------------

Cash flows from investing activities:
  Proceeds from sale of long-term assets                                                                           500
  Capital expenditures                                                             (108,693)                   (53,518)
                                                                       ----------------------     ----------------------

              Net cash used in investing activities                                (108,693)                   (53,018)
                                                                       ----------------------     ----------------------

Cash flows from financing activities:
  Common stock issued upon exercise of warrants                                     961,739
  Common stock issued upon exercise of options                                      151,551                      8,285
  Deferred financing charges - net (Note 2)                                        (183,206)
                                                                       ----------------------     ----------------------

              Net cash provided by financing activities                             930,084                      8,285
                                                                       ----------------------     ----------------------

Net decrease in cash and cash equivalents                                          (592,572)                  (199,773)

Cash and cash equivalents at beginning of period                                  1,645,523                  1,026,229
                                                                       ----------------------     ----------------------

Cash and cash equivalents at end of period                             $          1,052,951       $            826,456
                                                                       ======================     ======================
Noncash Financing Transactions:
      Conversion of notes into common stock (Note 5)                   $          1,675,000
                                                                       ======================
Other Cash Flow Information:
      Interest paid                                                    $             45,811       $             92,004
                                                                       ======================     ======================


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at June 29, 1996 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

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

2.   FINANCIAL POSITION AND LIQUIDITY

     In July 1996, subsequent to the end of the second quarter, the Company sold, through an underwritten public offering, 1,644,000 shares of common stock at $12.00 per share. Included in the 1,644,000 shares are 144,000 shares sold pursuant to an underwriters' over-allotment option. Net proceeds received by the Company related to this offering were approximately $17,643,000 after underwriters' commissions and approximately $1,000,000 of other estimated expenses. Approximately $963,000 of the estimated other expenses have been deferred and recorded as Other Assets as of the end of June 1996, pending recognition upon the closing of the offering. Approximately $780,000 of these expenses are included in Accounts Payable as of the end of June.

     With the proceeds of this offering, the Company believes that it has sufficient funds to increase its marketing efforts, to increase manufacturing efficiencies through construction of a new manufacturing facility, and to develop new sources of revenue, including new products. However, the Company expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing and marketing and on research and development of new product lines. As a result, the Company expects to incur net losses for at least the next year. There can be no assurance that the Company will achieve profitability or positive cash flow.

3.   REVERSE STOCK SPLIT

     On April 26, 1996, the Board of Directors authorized a one-for-three reverse split of the Company's common stock which was approved by the shareholders on June 3, 1996. All references in the condensed consolidated financial statements to number of shares, per share amounts and prices of the Company's common stock have been retroactively restated to reflect the decreased number of common shares outstanding.

4.   INVENTORIES

     Inventories consist of the following:

                                                 June 29,                  December 30,
                                                   1996                        1995
                                         -----------------------      -----------------------
Finished goods                           $               703,283      $               397,462
Work in process                                          591,277                      540,673
Raw materials                                            378,864                      436,029
                                         -----------------------      -----------------------

Total                                    $             1,673,424      $             1,374,164
                                         =======================      =======================


5.   LONG-TERM DEBT

     In the last quarter of 1994, the Company placed $1.675 million of convertible secured debt with private lenders. The notes were convertible into common stock at rates ranging from $4.92 to $6.38 per share, bore interest at 11% and were due in three years. The debt was secured by the royalties payable pursuant to the Licensing Agreement with COBE Laboratories, Inc., all accounts receivable, equipment and inventory. Five-year warrants to purchase 210,201 shares of Thoratec common stock at $6.38 per share were also issued with the convertible notes.

     In the first quarter of 1996, all $1.675 million of these notes were converted into 342,537 shares of common stock, according to the terms of the original transaction. In connection with this conversion, the Company reduced the exercise price of the related five-year warrants to $4.50 per share for a thirty day period. All warrants issued in connection with the above noted convertible secured debt (representing 213,720 shares as adjusted for antidilutive provisions) were exercised for total proceeds of approximately $960,000. As all warrants were exchanged and the exercise price reduced, $378,000 of noncash debt conversion expense was recorded.

6.   OPTIONS AND WARRANTS

     In the first quarter of 1996, the Directors adopted the 1996 Stock Option Plan ("1996 SOP") and the 1996 Nonemployee Directors Stock Option Plan ("Directors Option Plan"). The 1996 SOP consists of two parts. Part One permits the Company to grant options to purchase up to 500,000 shares of common stock. During the first quarter of 1996, 38,333 options were granted at fair market value under this Part of the Plan. Part One of the 1996 SOP was approved by Shareholders at the Annual Meeting of Shareholders held on June 3, 1996. Part Two relates to the Chief Executive Officer (CEO) and permits the Company to grant non-qualified options to the CEO to purchase up to 333,333 shares of common stock. During the first quarter of 1996, 333,333 options were granted at fair market value under this Part of the Plan. Part Two of the 1996 SOP required Director approval only. The Directors Option Plan permits the Company to grant options to purchase up to 150,000 shares of common stock. The Company currently has five non-employee directors who are eligible to participate in the Directors Option Plan. During the second quarter of 1996, 13,332 options were granted at fair market value. The Directors Option Plan was approved by Shareholders at the Annual Meeting of Shareholders held on June 3, 1996.

     In the first quarter of 1996, agreements were made with selected consultants whereby options to purchase the Company's common stock were accepted by these consultants as partial payment for the services they render to the Company. Options issued under these agreements totaled 184,075. The fair market value of the consulting service is the basis for recording the transaction in the Company's financial records and will be recognized as the related services are performed.

     In the second quarter of 1996 the Company amended the terms of an outstanding warrant to purchase 666,667 shares of the Company's common stock at $.003 per share to add a net exercise provision. Subsequently, the warrant was exercised using this provision and the Company issued 666,584 shares of stock to the warrant holder and withheld 83 shares to effect the exercise.

7.   MATERIAL SUBSEQUENT CONTRACT

     Subsequent to the end of the second quarter, the Company entered into a lease agreement on a new manufacturing facility to be located within 50 miles of its current facility. This building, when completed, will accommodate all of the Company's manufacturing, engineering and administrative activities. The building is scheduled to be completed and ready for occupancy in mid 1997. The Company will invest approximately $5 million in equipment and leasehold improvements to the building prior to occupancy. Annual lease payments will initially be approximately $612,000 for a lease term of 15 years and will commence four months after the landlord has delivered the completed building shell to the Company. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600, which the Company paid in July 1996. A significant portion ($750,000) of the security deposit can be reduced or eliminated before the end of the initial lease term if the Company meets certain criteria as specified by the contract.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

At the end of the second quarter of 1996 the Company had working capital of $1,849,000 compared with $2,808,000 at the end of 1995. The decrease in working capital was due to increased loss from operations, accrued deferred financing costs, and increases in accrued corporate and research and development expenses. The preceding items decreasing working capital were partially offset by proceeds received upon the exercise of warrants to purchase common stock in the first quarter of 1996 (see Note 5 of Notes to the Condensed Consolidated Financial Statements). Concurrent with the warrant exercise, all $1,675,000 of outstanding secured notes payable were converted into common stock. Receivables increased principally due to increasing sales. Finished goods inventory increased in preparation for planned increases in sales activity. Accounts payable increased due to deferred expenses associated with the public offering of common stock discussed below.

Subsequent to the end of the second quarter, in July 1996, the Company sold, through an underwritten public offering, 1,644,000 shares of common stock at $12.00 per share. Included in the 1,644,000, are 144,000 shares sold pursuant to an underwriters' over-allotment option. Net proceeds received by the Company related to this offering were approximately $17,643,000 after underwriters' commissions and approximately $1,000,000 of other estimated expenses. Approximately $963,000 of these estimated other expenses have been deferred and recorded as other assets as of the end of June 1996 pending recognition upon the closing of the offering. Approximately $780,000 of these expenses are included in accounts payable as of the end of June.

Subsequent to the end of the second quarter, the Company entered into a lease agreement on a new manufacturing facility to be located within 50 miles of its current facility. This building, when completed, will accommodate all of the Company's manufacturing, engineering and administrative activities. The building is scheduled to be completed and ready for occupancy in mid 1997. The Company will invest approximately $5 million in equipment and leasehold improvements to the building prior to occupancy. Annual lease payments will initially be approximately $612,000 for a lease term of 15 years and will commence four months after the landlord has delivered the completed building shell to the Company. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600, which the Company paid in July 1996. A significant portion ($750,000) of the security deposit can be reduced or eliminated before the end of the initial lease term if the Company meets certain criteria as specified by the contract.

With the proceeds of this offering, the Company believes that it has sufficient funds to increase its marketing efforts, to increase manufacturing efficiencies through construction of its new manufacturing facility and to develop new sources of revenue, including new products. However, the Company expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing and marketing and on research and development of new product lines. As a result, the Company expects to incur net losses for at least the next year. There can be no assurance that the Company will achieve profitability or positive cash flow.

The Company does not expect that inflation will have a material impact on its operations.

Results of Operations

Fiscal Quarters Ended June 29, 1996 and July 1, 1995

Product sales in the second quarter of 1996 were $2,187,590 compared to $1,000,345 in the second quarter of 1995. The $1,187,245, or 119%, increase is primarily the result of increased sales of the VAD System in the United States following FDA approval of the System in late 1995 and efforts of a direct sales organization established in late 1995 and early 1996. Domestic sales increased $1,278,491, or 385%, in the second quarter of 1996 compared to the second quarter of 1995. Interest and other income increased $29,497 to $38,609 in 1996 due to higher cash balances and a government project grant supporting the development of the skeletal muscle powered VAD System. Cost of sales increased $237,346, or 41%, in the second quarter of 1996 compared to the second quarter of 1995 as a result of the higher sales volume in 1996. Gross margin increased from 42% in 1995 to 63% in 1996 due to changes in sales mix with increased unit sales of VAD pumps and the ability of the Company to raise selling prices of its VAD pumps in the second quarter of 1996, after receiving FDA approval in late 1995. Research and development expenses for the second quarter of 1996 increased $440,583, or 104%, compared to the second quarter of 1995 due to increased costs associated with the development of the Company's portable VAD driver, the TLC-II, and its graft products. Selling, general and administrative expenses in the second quarter of 1996 increased $487,447, or 156%, compared to the second quarter of 1995 principally as a result of establishing the domestic sales and marketing organization, corporate and legal expenses associated with trademark and patent submissions and general support needed for expected growth. There was no interest expense in the second quarter of 1996, compared to $46,120 in 1995, because all $1,675,000 of convertible notes issued in 1994 were converted into common stock in the first quarter of 1996.

Six Months Ended June 29, 1996 and July 1, 1995

Product sales in the first six months of 1996 were $3,489,239 compared to $1,939,446 in the first six months of 1995. The 80% increase is primarily the result of increased sales of the VAD System in the United States following FDA approval of the System in late 1995 and efforts of a direct sales organization established in late 1995 and early 1996. Domestic sales increased $1,665,664, or 226%, in the first six months of 1995. Interest and other income increased $58,348 to $77,230 in 1996 due to higher cash balances and a government project grant supporting the development of the skeletal muscle powered VAD System. Cost of sales increased $616,781, or 60%, in the first six months of 1996 compared to the first six months of 1995 as a result of the higher sales volume in 1996 and approximately $100,000 incurred to upgrade existing investigational center equipment. Gross margins increased from 47% in 1995 to 53% in 1996 due to the ability of the Company to raise selling prices of its VAD pumps in the second quarter of 1996, offset by the previously mentioned $100,000 upgrade charge. Research and development expenses for the first six months of 1996 increased $710,556, or 93%, compared to the first six months of 1995 due to increased costs associated with the development of the Company's portable VAD driver, the TLC-II, and its graft products. Selling, general and administrative expenses in the first six months of

1996 increased $906,566, or 145%, compared to the first six months of 1995 principally as a result of establishing the domestic sales and marketing organization, increased recruiting costs for both marketing and administrative personnel, corporate and legal expenses associated with trademark and patent submissions and general support needed for expected growth. Interest expense for the first six months of 1996 was $45,811 compared to $92,004 for the first six months of 1995 due to conversion of $1,675,000 of convertible notes in the first quarter of 1996 into 342,537 shares of common stock. In addition, the Company recorded a $378,000 noncash debt conversion expense in the first quarter of 1996, representing the amount of value given up by the Company in order to induce early exercise of the related warrants.

Forward-looking Statements

The portions of this report that relate to future plans, events or performance are forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties, including announcements by the Company's competitors, risks related to the government regulatory approval processes, delays in facility construction, delays in product development and new product introductions, rapidly changing technology, an intensely competitive market, market acceptance of new products, relationships with foreign distributors, reimbursement policies and general economic conditions. These factors, and others, are discussed more fully in the Company's prospectus dated June 27, 1996 and the Company's other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The annual meeting of Shareholders was held on June 3, 1996. The following items were voted upon and approved at the meeting:

1. To elect directors to serve for the ensuing year and until their successors are elected.

2.                To approve the Thoratec 1996 Stock Option Plan.

3.                To approve the Thoratec 1996 Nonemployee Directors Stock
                  Option Plan.

4. To approve amendments to the Company's Articles of Incorporation to effect a one-for-three reverse split of the Company's Common Stock.

5. To approve an amendment to the Company's Bylaws to set the size of the Board of Directors between five to nine directors, with the exact number fixed by the Board of Directors.

                  Number of Votes (without giving effect to the one-for-three reverse stock split)

      ITEM #1                                  FOR          WITHHELD
                                               ---          --------
                 Christy W. Bell            34,891,136        7,950
                 Howard E. Chase            34,891,136        7,950
                 Wendell J. Gardner         34,888,836       10,250
                 D. Keith Grossman          34,891,136        7,950
                 Robert J. Harvey           34,888,936       10,150
                 J. Donald Hill             34,891,136        7,950
                 George W. Holbrook, Jr.    34,891,136        7,950


                       FOR         AGAINST    ABSTAIN
                       ---         -------    -------

      ITEM #2       34,471,147     420,274     7,665

      ITEM #3       34,408,877     480,044    10,165


      ITEM #4       34,470,591     421,490     7,005


      ITEM #5       34,869,147      15,854    14,085
           (No broker nonvotes were recorded on the above proposals.)

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

                                       THORATEC LABORATORIES CORPORATION

Date:                                         /s/ D. Keith Grossman
      -------------------          ------------------------------------------
                                   D. Keith Grossman, Chief Executive Officer

Date:                                         /s/ Cheryl D. Hess
      -------------------          ------------------------------------------
                                   Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX

     Exhibit Number                          Document
     --------------                          --------

            10 Lease Agreement By and Between Main Street Associates and Thoratec Laboratories Corporation dated July 25, 1996.

            11            Statement Re:  Computation of Per-Share Earnings

            27            Financial Data Schedule