Form 10-Q
period 1996-09-30
THORATEC LABORATORIES CORP
filed 1996-11-06
CIK 350907

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark one)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________


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


               As of November 4, 1996, registrant had 17,928,861 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                            September 28,        December 30,
                                                                 1996                1995
                                                             ------------        ------------
ASSETS
Current Assets:
Cash and cash equivalents                                    $  6,152,352        $  1,645,523
Short-term investments available for sale                      10,946,287
Receivables                                                     1,190,903             581,298
Inventories (Note 5)                                            2,334,129           1,374,164
Prepaid expenses and other                                        234,053             249,048
                                                             ------------        ------------
Total current assets                                           20,857,724           3,850,033
Equipment and leasehold improvements, at cost                   2,312,803           2,119,085
Construction in progress                                           48,177
Accumulated depreciation and amortization                      (1,810,269)         (1,725,726)
                                                             ------------        ------------
Equipment and leasehold improvements - net                        550,711             393,359
Other Assets (Note 8)                                             922,813             136,645
                                                             ------------        ------------
TOTAL ASSETS                                                 $ 22,331,248        $  4,380,037
                                                             ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                             $  1,077,727        $    598,100
Accrued compensation                                              393,976             101,006
Other                                                             542,582             343,260
                                                             ------------        ------------
Total current liabilities                                       2,014,285           1,042,366
Long-term debt (Note 6)                                                             1,675,000
Shareholders' Equity (Note 3)
Common shares, 100,000,000 authorized; issued and
outstanding 17,928,236 in 1996  and 14,933,136 in 1995         63,519,027          42,746,421
Additional capital                                              2,395,901           2,333,689
Net unrealized gain (loss) on investments                          (5,876)
Accumulated deficit                                           (45,589,889)        (43,416,454)
Cumulative translation adjustment                                  (2,200)               (985)
                                                             ------------        ------------
Total shareholders' equity                                     20,316,963           1,662,671
                                                             ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 22,331,248        $  4,380,037
                                                             ============        ============

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                             Three Months                           Nine Months
                                                Ended                                  Ended
                                  ---------------------------------      ----------------------------------


                                  September 28,       September 30,       September 28,       September 30,
                                      1996                1995                1996                1995
                                  -------------       -------------       -------------       -------------
Revenue:
  Product sales - net             $  2,002,117        $    616,778        $  5,491,356        $  2,556,224
  Interest and other income
  (Note 3)                             252,509               6,526             329,739              25,408
                                  ------------        ------------        ------------        ------------

  Total revenue                      2,254,626             623,304           5,821,095           2,581,632
                                  ------------        ------------        ------------        ------------

Costs and expenses:
  Costs of products sold               747,229             308,922           2,387,049           1,331,961
  Research and development           1,022,571             449,340           2,494,096           1,210,309
  Selling, general and
  administrative                     1,157,053             329,488           2,689,279             955,148
  Debt conversion expense
  (Note 6)                                                                     378,295
  Interest expense (Note 6)                                 46,441              45,811             138,445
                                  ------------        ------------        ------------        ------------

  Total costs and expenses           2,926,853           1,134,191           7,994,530           3,635,863
                                  ------------        ------------        ------------        ------------

Net loss                          $   (672,227)       $   (510,887)       $ (2,173,435)       $ (1,054,231)
                                  ============        ============        ============        ============

Net loss per common share         $       (.04)       $       (.04)       $       (.13)       $       (.07)
                                  ============        ============        ============        ============

Weighted average number of
common shares outstanding           17,874,666          14,301,637          16,279,521          14,266,999

     See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Nine Months Ended
                                                                ---------------------------------
                                                                September 28,       September 30,
                                                                     1996                1995
                                                                -------------       -------------
Cash flows from operating activities:
  Net loss                                                      $ (2,173,435)       $ (1,054,231)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
      Debt conversion (Note 6)                                       378,295
      Common stock options granted for services (Note 7)              62,212
      Depreciation and amortization                                   93,918              81,926
      Changes in assets and liabilities:
          Receivables                                               (609,605)                899
          Prepaid expenses and other                                  14,995             (50,116)
          Inventories                                               (959,965)            (40,499)
          Other assets                                              (796,758)           (101,486)
          Accounts payable and other liabilities                     971,919             277,675
                                                                ------------        ------------
              Net cash used in operating activities               (3,018,424)           (885,832)
                                                                ------------        ------------
Cash flows from investing activities:
  Purchases of short-term investments available for sale         (47,323,236)
  Maturities of short-term investments available for sale         25,515,000
  Sales of short-term investments available for sale              10,856,073
  Capital expenditures                                              (241,895)            (88,253)
                                                                ------------        ------------
              Net cash used in investing activities              (11,194,058)            (88,253)
                                                                ------------        ------------

Cash flows from financing activities:
  Common stock issued in private placement - net                                       2,441,565
  Common stock issued in public placement - net                   17,591,204
  Common stock issued upon exercise of warrants                      961,739
  Common stock issued upon exercise of options                       166,368              20,029
                                                                ------------        ------------

              Net cash provided by financing activities           18,719,311           2,461,594
                                                                ------------        ------------

Net increase in cash and cash equivalents                          4,506,829           1,487,509

Cash and cash equivalents at beginning of period                   1,645,523           1,026,229
                                                                ------------        ------------
Cash and cash equivalents at end of period                      $  6,152,352        $  2,513,738
                                                                ============        ============
Noncash Financing Transactions:
      Conversion of notes into common stock (Note 6)            $  1,675,000
Other Cash Flow Information:
      Interest paid                                             $     45,811        $    138,445

See notes to condensed consolidated financial statements

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at September 28, 1996 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

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


2.   ADDITIONS TO SIGNIFICANT ACCOUNTING POLICIES

     As a result of the public offering of the Company's shares of common stock in July 1996 (See Note 3) and the related proceeds received, the following new accounting policy is relevant to the current reporting period.

     Investments

     The Company's short-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity.

     Funds provided by a public offering of the Company's common stock in July 1996 are currently being held for investment until such time that the funds are needed by the

     Company for operations and capital expenditures. As of September 28, 1996, short-term investments were comprised primarily of certificates of deposit, commercial paper, corporate notes and U.S. government treasury and agency notes with maturity dates within 12 months of the date of investment.


3.   FINANCIAL POSITION AND LIQUIDITY

     In July 1996 the Company sold, through an underwritten public offering, 1,644,000 shares of common stock at $12.00 per share. Included in the 1,644,000 shares are 144,000 shares sold pursuant to an underwriters' over-allotment option. Also issued to the underwriters in connection with the public offering were five-year warrants to purchase 164,400 shares of the Company's common stock at $14.40 per share. The warrants are currently exercisable and include a net exercise provision. Net cash proceeds received by the Company related to this offering were approximately $17,591,000. Underwriters' commissions, the fair value of warrants issued to the underwriters, and approximately $1,050,000 of other estimated costs have been recorded as an offset to common stock upon the closing of the offering.

     With the proceeds of this offering, the Company believes that it has sufficient funds to increase its marketing efforts, to increase manufacturing efficiencies through construction of a new manufacturing facility, and to develop new sources of revenue, including new products. However, the Company expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing and marketing and on research and development of new product lines. As a result the Company expects to incur net losses for at least the next year. There can be no assurance that the Company will achieve profitability or positive cash flow.


4.   REVERSE STOCK SPLIT

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


5.   INVENTORIES

     Inventories consist of the following:


                                       September 28,    December 30,
                                           1996             1995
                                       -------------    ------------
                  Finished goods        $  951,095       $  397,462
                  Work in process          738,799          540,673
                  Raw materials            644,235          436,029
                                        ----------       ----------
                  Total                 $2,334,129       $1,374,164
                                        ==========       ==========

6.   LONG-TERM DEBT

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


7.   OPTIONS AND WARRANTS

     In the first quarter of 1996, the Directors adopted the 1996 Stock Option Plan ("1996 SOP") and the 1996 Nonemployee Directors Stock Option Plan ("Directors Option Plan"). The 1996 SOP consists of two parts. Part One permits the Company to grant options to purchase up to 500,000 shares of common stock. During the first and third quarters of 1996, 38,333 and 130,000 options, respectively, were granted at fair market value under this Part of the Plan. Part One of the 1996 SOP was approved by Shareholders at the Annual Meeting of Shareholders held on June 3, 1996. Part Two relates to the Chief Executive Officer (CEO) and permits the Company to grant non-qualified options to the CEO to purchase up to 333,333 shares of common stock. During the first quarter of 1996, 333,333 options were granted at fair market value under this Part of the Plan. Part Two of the 1996 SOP required Director approval only. The Directors Option Plan permits the Company to grant options to purchase up to 150,000 shares of common stock. The Company currently has five non-employee directors who are eligible to participate in the Directors Option Plan. During the second quarter of 1996, 13,332 options were granted at fair market value. The Directors Option Plan was approved by Shareholders at the Annual Meeting of Shareholders held on June 3, 1996.

     In the first quarter of 1996, agreements were made with selected consultants whereby options to purchase the Company's common stock were accepted by these consultants as partial payment for the services they render to the Company. The fair market value of the consulting service is the basis for recording the transaction in the Company's financial records and will be recognized as the related services are performed. Options issued under these agreements totaled 61,358.

     In the second quarter of 1996 the Company amended the terms of an outstanding warrant to purchase 666,667 shares of the Company's common stock at $.003 per share to add a net exercise provision. Subsequently, the warrant was exercised using this provision and the Company issued 666,584 shares of stock to the warrant holder and withheld 83 shares to effect the exercise.

8.   MATERIAL CONTRACT

     In July 1996, the Company entered into a lease agreement on a new manufacturing facility to be located within 50 miles of its current facility. This building, when completed, will accommodate all of the Company's manufacturing, engineering and administrative activities. The building is scheduled to be completed and ready for occupancy in mid 1997. The Company will invest approximately $5 million in equipment and leasehold improvements to the building prior to occupancy. Annual lease payments will initially be approximately $612,000 for a lease term of 15 years and will commence four months after the landlord has delivered the completed building shell to the Company. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600. A significant portion ($750,000) of the security deposit can be reduced or eliminated and returned to the Company before the end of the initial lease term if the Company meets certain criteria as specified by the contract.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION


Liquidity and Capital Resources

At the end of the third quarter of 1996 the Company had working capital of $18,843,000 compared with $2,808,000 at the end of 1995. The increase in working capital was due to proceeds received from the public offering of the Company's common stock discussed below, proceeds received upon the exercise of warrants to purchase common stock in the first quarter of 1996 (see Note 6 of Notes to the Condensed Consolidated Financial Statements) and proceeds received from option exercises. The preceding items increasing working capital were partially offset by increased loss from operations, and increases in accrued corporate and research and development expenses. Concurrent with the above noted warrant exercise, all outstanding secured notes payable were converted into common stock. Receivables increased principally due to increasing sales. Inventory increased in preparation for planned increases in sales activity. Accounts payable and accrued liabilities increased due to capital asset purchases made near quarter end and costs associated with increased research and development activity, increased personnel costs, increased patent, FDA and legal costs and costs associated with the public offering of the Company' common stock discussed below.

In July 1996, the Company sold, through an underwritten public offering, 1,644,000 shares of common stock at $12.00 per share. Included in the 1,644,000, are 144,000 shares sold pursuant to an underwriters' over-allotment option. Net proceeds received by the Company related to this offering were approximately $17,591,000 after underwriters' commissions and approximately $1,050,000 of other costs.

Also in July, the Company entered into a lease agreement on a new manufacturing facility to be located within 50 miles of its current facility. This building, when completed, will accommodate all of the Company's manufacturing, engineering and administrative activities. The building is scheduled to be completed and ready for occupancy in mid 1997. The Company will invest approximately $5 million in equipment and leasehold improvements to the building prior to occupancy. Annual lease payments will initially be approximately $612,000 for a lease term of 15 years and will commence four months after the landlord has delivered the completed building shell to the Company. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600, which the Company paid in July 1996. A significant portion ($750,000) of the security deposit can be reduced or eliminated and returned to the Company before the end of the initial lease term if the Company meets certain criteria as specified by the contract. See Note 8 of Notes to the Condensed Consolidated Financial Statements.

With the proceeds of the above noted public offering, the Company believes that it has sufficient funds to increase its marketing efforts, to increase manufacturing efficiencies through construction of its new manufacturing facility and to develop new sources of revenue, including new products. However, the Company expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing and marketing and on research and development of new product lines. As a result, the Company expects to incur net losses for at least the next year. There can be no assurance that the Company will achieve profitability or positive cash flow.

The Company does not expect that inflation will have a material impact on its operations.

Results of Operations

Fiscal Quarters Ended September 28, 1996  and September 30, 1995

Product sales in the third quarter of 1996 were $2,002,117 compared to $616,778 in the third quarter of 1995. The $1,385,339, or 225%, increase is primarily the result of increased sales of the VAD System in the United States following FDA approval of the System in late 1995 and efforts of a direct sales organization established in late 1995 and early 1996. Domestic sales increased $1,229,186, or 389%, in the third quarter of 1996 compared to the third quarter of 1995. Interest and other income increased $245,983 to $252,509 in 1996 due principally to higher cash balances primarily as a result of proceeds received from the Company's public stock offering in July 1996. Cost of sales increased $438,307, or 142%, in the third quarter of 1996 compared to the third quarter of 1995 as a result of the higher sales volume in 1996. Gross margin increased from 50% in 1995 to 63% in 1996 due to the ability of the Company to raise selling prices of its VAD pumps in the second quarter of 1996, after receiving FDA approval in late 1995. Research and development expenses for the third quarter of 1996 increased $573,231, or 128%, compared to the third quarter of 1995 due to increased costs associated with the development of the Company's portable VAD driver, the TLC-II, and its graft products and preparation for a PMA Supplement for a new indication for use for its existing VAD System. Selling, general and administrative expenses in the third quarter of 1996 increased $827,074, or 251%, compared to the second quarter of 1995 principally as a result of establishing the domestic sales and marketing organization, corporate and legal expenses associated with trademark and patent submissions and general support needed for expected growth. There was no interest expense in the third quarter of 1996, compared to $46,441 in 1995, because all $1,675,000 of convertible notes issued in 1994 were converted into common stock in the first quarter of 1996.

Nine Months Ended September 28, 1996 and September 30, 1995

Product sales in the first nine months of 1996 were $5,491,356 compared to $2,556,224 in the first nine months of 1995. The 115% increase is primarily the result of increased sales of the VAD System in the United States following FDA approval of the System in late 1995 and efforts of a direct sales organization established in late 1995 and early 1996. Domestic sales increased $2,894,850, or 275%, in the first nine months of 1996. Interest and other income increased $304,331 to $329,739 in 1996 due principally to higher cash balances primarily as a result of proceeds received from the Company's public stock offering in July 1996. Cost of sales increased $1,055,088, or 79%, in the first nine months of 1996 compared to the first nine months of 1995 as a result of the higher sales volume in 1996 and approximately $100,000 incurred to upgrade existing investigational center equipment. Gross margins increased from 48% in 1995 to 57% in 1996 due to the ability of the Company to raise selling prices of its VAD pumps beginning in the second quarter of 1996, offset by the previously mentioned $100,000 upgrade charge. Research and development expenses for the first nine months of 1996 increased $1,283,787, or 106%, compared to the first nine months of 1995 due to increased costs associated with the development of the Company's portable VAD driver, the TLC-II, and its graft products and preparation for a PMA supplement for a new indication for use for its existing VAD System. Selling, general and administrative expenses in the first nine months of 1996 increased $1,733,640, or 181%, compared to the first nine months of 1995 principally as a result of establishing the domestic sales and marketing organization, increased recruiting costs for both marketing and administrative personnel, corporate and legal expenses associated with trademark and patent submissions and general support needed for expected growth. Interest expense for the first nine months of 1996 was $45,811 compared to $138,445 for the first nine months of 1995 due to conversion of $1,675,000 of convertible notes in the first quarter of 1996 into 342,537 shares of common stock. In addition, the Company recorded a $378,000 noncash debt conversion expense in the first quarter of 1996, representing the amount of value given up by the Company in order to induce early exercise of the related warrants.

Forward-Looking Statements

The portions of this report that relate to future plans, events or performance are forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties, including announcements by the Company's competitors, risks related to the government regulatory approval processes, delays in facility construction, delays in product development and new product introductions, rapidly changing technology, an intensely competitive market, market acceptance of new products, relationships with foreign distributors, reimbursement policies and general economic conditions. These factors, and others, are discussed more fully in the Company's prospectus dated June 27, 1996 and the Company's other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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




                                     THORATEC LABORATORIES CORPORATION



Date:     November 6, 1996                     /s/ D. Keith Grossman
          -----------------          -------------------------------------------
                                     D. Keith Grossman, Chief Executive Officer



Date:     November 6, 1996                       /s/ Cheryl D. Hess
          -----------------          -------------------------------------------
                                       Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                                  Document

       11                   Statement Re:  Computation of Per-Share Earnings

       27                   Financial Data Schedule