Form 10-Q/A
period 1996-09-30
THORATEC LABORATORIES CORP
filed 1996-11-20
CIK 350907

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                          FORM 10-Q (AMENDMENT NO. 1)*



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


*Amended to include Exhibit 27 -- Financial Data Schedule.

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