Form 10-K405
period 1996-12-28
THORATEC LABORATORIES CORP
filed 1997-03-13
CIK 350907

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark one)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 28, 1996

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 (No Fee Required) for the transition period from     to

COMMISSION FILE NUMBER:  1-8145


                        THORATEC LABORATORIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              California                               94-2340464
   -------------------------------       ------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

   2023 Eighth Street, Berkeley, California              94710
   ----------------------------------------            ----------
   (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code: (510) 841-1213 Securities registered pursuant to Section 12(b) of the Exchange Act:
   None
Securities registered pursuant to Section 12(g) of the Exchange Act:
   Common Stock

         Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates was $78,736,000 computed by reference to the last sale reported of such stock on March 10, 1997 as reported by the Nasdaq National Market tier of The Nasdaq Stock Market.(1)

         As of March 10, 1997, registrant had 17,974,591 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant is incorporating by reference into Part III (Items 10, 11, 12 and 13) certain portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

-------------
1 Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

                                     PART 1


   The statements in this Annual Report on Form 10-K and other statements made by the Company from time to time that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. The risk factors set forth at pages 20 to 29 should be considered carefully in evaluating the Company and its business by the Company's shareholders and prospective investors in the Company.

ITEM. 1        BUSINESS

GENERAL

   Thoratec develops, manufactures and markets medical devices for circulatory support and vascular graft applications. The Company's first product, the VAD System, is being marketed in the U.S. and internationally for use as a bridge to heart transplant and is currently the only device approved by the FDA that can provide left, right or biventricular support for this indication. The Company believes that the VAD System provides a number of significant advantages over other ventricular assist devices. The Company is pursuing additional indications for the VAD System and is developing other circulatory support products for patients suffering from heart failure. The Company is also developing vascular grafts for hemodialysis and coronary artery bypass surgery. These products utilize the Company's proprietary biomaterial, Thoralon(TM), which provides improved thromboresistance, biocompatibility, patency and durability.

BACKGROUND

CIRCULATORY SUPPORT PRODUCTS

   Cardiac failure is the leading cause of death in the U.S., accounting for more deaths than all forms of cancer combined. Deaths associated with cardiac failure fall into two broad categories: chronic heart failure ("CHF"), which is a slow degenerative process leading to cardiac insufficiency, and acute cardiac failure resulting from heart attacks and various infections of the heart muscle (myocarditis).

   CHF is a chronic disorder that occurs when the pumping power of the heart is reduced by a weakening of the heart muscle. This results in a decreased supply of oxygen and nutrient rich blood to various vital organs such as the lungs, brain and kidneys. CHF tends to be progressive and is associated with profound symptoms that limit daily activities. Long-term survival rates are low and it is estimated that more than 50% of patients die within five years of diagnosis. CHF is estimated to be the most common cause of hospitalization in patients over 65 years of age. According to the National Heart, Lung and Blood Institute and the American Heart Association, there are approximately two to three million CHF patients in the U.S., and 400,000 to 500,000 newly diagnosed patients each year. Most patients suffering from CHF are initially treated with medication and, while conventional drug therapy may delay the progress of CHF, it is not curative. The only available method of treating end-stage CHF is a heart transplant.

   Although heart transplants have been very successful, there are too few donor hearts available to address adequately the problem of cardiac failure. The United Network for Organ Sharing reported that there were only 2,340 heart transplants performed in the U.S. in 1994, a level that has remained relatively unchanged for the last several years. However, published government sources estimate that the number of patients suffering from CHF who need some form of permanent cardiac assist is 30,000 to 50,000 per year. The average wait for a donor heart by patients on a heart transplant wait list is approximately eight months, and many patients have to wait as long as one to two years before receiving one of the few donor hearts available each year. In 1993, approximately 30% of the patients died while waiting for a donor heart.

   Ventricular assist devices are mechanical systems used to assist the heart's function, and, when other therapies are unsuccessful, they can be used to support one or both sides of the patient's heart until a donor heart can be found. In patients awaiting heart transplants, the decision to use a ventricular assist device is made when death appears imminent. In addition to providing a bridge to heart transplant, ventricular assist devices have potential usefulness for other applications. It is estimated that out of approximately 350,000 open heart surgeries performed annually in the U.S., some 15,000 to 18,000 patients die following such procedures. Many of these deaths are caused by heart failure when the heart, weakened by disease and the additional trauma of surgery, fails to maintain adequate blood circulation. The use of a ventricular assist device after surgery can provide support to the heart until it can recover. In addition, ventricular assist devices may also be useful in assisting the recovery of the heart in a small portion of patients suffering from acute cardiac failure that may result from myocardial infarction, myocarditis or other acute cardiomyopathies.

   While there is significant demand for effective ventricular assist devices, most systems available today or under development have certain limitations. Certain systems cannot be used in smaller patients because the blood pump must be implanted in the abdomen and is too large to fit in such patients. Other systems require large incisions at the apex of the heart muscle, making recovery of the heart more difficult if too large an incision is made. Some systems cannot be used for more than a few days because their blood contacting parts cause an adverse reaction in the body, resulting in clotting which clogs the system or can cause a stroke. In addition, much of the development work on ventricular assist devices has historically been in the area of left ventricular support, and most systems available today or under development only provide left ventricular support. While many patients do well with isolated left ventricular support, some patients supported with systems designed solely for isolated left ventricular assist also have or can develop right ventricular failure and require right ventricular device support with another system. Mortality and morbidity are extremely high for this patient group. It has been reported that 20% to 40% of patients supported by a left ventricular assist device either died of right heart failure or required the placement of a right heart ventricular assist device. The one available system that provides biventricular assistance for postcardiotomy recovery confines the patient to the bed and is recommended for short term use only. There are no risk factors that allow a surgeon to predict reliably which patients will require biventricular support.

   Thoratec believes that the VAD System is able to make ventricular support available to a broader patient population and to better serve the existing patient population by (i) providing biventricular support, which is necessary in 20% to 40% of patients receiving ventricular assistance, (ii) placing the pump paracorporeally (worn on the outside of the body), enabling it to support patients of varying sizes, including very small patients, (iii) providing the surgeon with multiple options in positioning the cannulae and in the size and shape of the cannulae used, potentially reducing damage to the heart, and (iv) incorporating proprietary Thoratec Thoralon(TM) in most blood contacting parts, potentially reducing or eliminating the risks of certain adverse reactions by the body and permitting the system to be used for potentially extended periods.

VASCULAR GRAFTS

   Vascular Access. The principal use of vascular access grafts is for hemodialysis. Severe acute and chronic diseases, including kidney disease, diabetes and hypertension, may destroy normal kidney function, resulting in acute renal failure. End stage renal disease is irreversible and currently approximately 60% of all patients suffering from this disease are maintained by hemodialysis. According to the U.S. Renal Data Systems database, there were 187,000 patients in the U.S. at the end of 1995 undergoing hemodialysis. The Company estimates that the U.S. represents less than one-half of the worldwide hemodialysis patient population.

   Hemodialysis removes blood from the body and routes it to an artificial kidney machine where it is cleansed and returned to the patient. Patients undergoing hemodialysis require easy, routine access to the blood stream at a high flow rate, which generally requires the attachment of a high pressure artery to a low pressure vein. Two different methods are typically used. The first, called an autologous arterio-venous ("A/V") fistula, involves cutting one of the arteries in the patient's arm and sewing the artery to an adjacent vein. The second method uses a synthetic vascular graft, most often an ePTFE graft, which is surgically connected between an artery and a vein. A hemodialysis technician inserts two large needles into either the vein of the A/V fistula or the synthetic graft. One needle removes the blood and routes it to the artificial kidney machine and the second returns the blood to the patient. This procedure is generally repeated three times per week.

   Vascular access methods currently available for hemodialysis applications have certain limitations. Both natural and ePTFE access grafts must mature for three to four weeks before use and therefore patients receiving such grafts require temporary routes of access. These temporary access procedures entail additional cost and risk to the patient. ePTFE grafts are relatively inflexible, which often leads to kinking and a higher risk of thrombosis. ePTFE grafts also lose integrity after repeated punctures, which renders the patient susceptible to bleeding and infection. If synthetic grafts bleed profusely when needles used for hemodialysis are removed, a technician may need to apply pressure to the graft for up to 20 minutes to permit clotting. Such problems associated with currently available vascular grafts sometimes require them to be surgically replaced or modified on a periodic basis. The Company estimates that approximately 200,000 new and existing hemodialysis patients per year worldwide undergo vascular access procedures. The Company estimates that approximately 50% to 60% of these patients receive synthetic grafts.

   Coronary Artery Bypass Surgery. Currently, obstructed coronary arteries are either partially cleared through the use of angioplasty or related procedures or treated surgically through coronary artery bypass surgery. Coronary artery bypass surgery involves connecting one or more new vessels from the aorta to the heart to re-route blood around blockages in the coronary arteries. Autologous grafts using saphenous veins (from the leg) or the internal mammary artery have been successfully used in bypass procedures for a number of years and have shown a relatively high patency with no risk of tissue rejection. The Company estimates that in 1995 there were approximately 300,000 coronary artery bypass surgery procedures performed in the U.S. and approximately 195,000 performed internationally. The Company estimates that on average at least two bypasses are performed in each surgical procedure.

   While healthy natural vessels are preferred for use in coronary artery bypass surgery, the harvesting of vessels for autologous grafts involves significant trauma and expense. Use of these vessels requires additional time in surgery and results in patient morbidity associated with removal of the blood vessel. In addition, a significant number of patients requiring coronary artery bypass surgery have insufficient autologous vessels as a result of previous bypass surgeries, or their vessels are of inferior quality due to trauma or disease. No synthetic graft is currently commercially available in the U.S. for coronary artery bypass surgery, but the Company believes a significant market opportunity for such grafts exists. The major reason for the unavailability of a synthetic graft for this indication has been that synthetic grafts configured in small diameters (less than five mm) necessary for this indication generally do not remain patent.

THORATEC TECHNOLOGIES

   The Company's products and products under development employ several key proprietary technologies, including the following:

THORATEC BIOMATERIALS - THORALON(TM)

   The Company has developed expertise in the design and production of proprietary biomaterials that are highly biocompatible (i.e., they do not cause adverse reactions within the body), strong and flexible. This technology is critical to the successful performance of all of Thoratec's products that come into contact with human tissue. All of the Company's current products and those under development incorporate these proprietary biomaterials in order to minimize clotting and inflammatory responses. In addition, these products must maintain their strength and flexibility. A VAD System blood pump, for instance, must contract and expand approximately 40 million times per year without a decrease in performance or failure. The two major components of Thoratec's Thoralon(TM) are surface modifying additives ("SMAs") and BPS-215 polyurethaneurea ("BPS-215"), a high flex life elastomer.

   SMAs are proprietary multipolymers and their precursors designed to enhance the biocompatibility of the surface of the device that comes into contact with blood or other tissues. SMAs are added to the base polymer component of the biomaterial in the bulk fabrication stage. A unique property of SMAs is their ability to concentrate at the surface of any finished part, thus determining its surface properties independent of the base polymer. This SMA-based surface layer is not a coating but a fully integrated part of the polymer which is not soluble in water or blood. The result is a biocompatible, thromboresistant surface. BPS-215 is the base component that provides the bulk properties of strength and flexibility to Thoratec's Thoralon(TM).

   The combination of bulk and surface properties provided by SMAs and BPS-215 provide Thoratec's Thoralon(TM) with the critical properties necessary for implantable cardiovascular and other medical devices. In 1992, Thoratec granted COBE a royalty-bearing license and sublicense to use Thoratec's SMAs in certain COBE medical devices.

CIRCULATORY SUPPORT PRODUCTS

   Thoratec received FDA approval in December 1995 to market the VAD System as a bridge to heart transplant in patients suffering from heart failure, and began marketing the VAD System in the U.S. in January 1996. The VAD System has also received a European CE mark, and is currently marketed in major European countries, Canada and certain other major international markets. Building on the proprietary technologies contained in the VAD System, Thoratec is attempting to develop a broad line of circulatory support products to meet the wide range of needs of patients suffering from heart failure.

   OVERVIEW OF THE VAD SYSTEM. The VAD System consists of three major components: the blood pump, a type of artificial heart; the Thoratec Dual Drive Console (the "Dual Drive Console"), which pneumatically activates the blood pump; and cannulae which connect the blood pump to the heart and vessels. The VAD System provides partial or total circulatory assistance when the natural heart is unable to maintain adequate circulation to perfuse vital organs and permits left, right, or biventricular support.

   ADVANTAGES OF THE VAD SYSTEM. Compared to other ventricular assist devices, Thoratec believes that the VAD System has the following principal advantages:

- BIVENTRICULAR SUPPORT. Development of ventricular assist devices evolved from the concept that most patients could be successfully supported with a left ventricular assist device ("LVAD"). While many patients do well with isolated left ventricular support, some patients supported with systems designed solely for isolated left ventricular assist also have or can develop right ventricular failure and require right ventricular assist device ("RVAD") support with another system. Mortality and morbidity are extremely high for this patient group if not adequately supported. Most systems available today provide only left ventricular support and the only system other than the VAD System that provides biventricular support is indicated for temporary use in postcardiotomy recovery and post-transplant patients and severely limits patient mobility. There are no risk factors that allow a surgeon to predict reliably which patients will require biventricular support.

     The decision for univentricular or biventricular support is simplified with the VAD System. In situations where there are no physiologic markers of right heart failure, an LVAD can be used. An RVAD can be used in addition to an LVAD if right heart failure is evident or subsequently occurs. Biventricular support is also indicated in patients with potentially lethal arrhythmias, or severe right ventricular infarction that could result in death during univentricular support. With the VAD System, RVAD support may be employed at the time of LVAD placement, thus eliminating the need for reoperation to insert an RVAD. Isolated RVAD support may also be suitable for patients with right heart failure only.

- PARACORPOREAL ATTACHMENT. In the VAD System, the pump is worn outside of the body, allowing the system to support patients of varying sizes, including very small patients such as small women and adolescents. To date, the VAD System has been used in patients as small as 57 pounds. In contrast, other commercially available ventricular assist devices for bridge to heart transplant must be implanted and can only be used in patients large enough to accommodate the device within their abdomen. The other benefit derived from paracorporeal attachment is that it does not require invasive abdominal surgery. This makes the VAD System more suitable for critically ill patients who may potentially recover normal function of the heart without this additional surgical trauma. Finally, the attachment of the pump to the body facilitates patient movement, allowing patients to walk, exercise and move around the hospital.

- MULTIPLE CANNULATION OPTIONS. Cannulae for the VAD System come in a number of shapes and sizes, allowing the surgeon to fit the size of the cannulae to the size of the patient and to place the cannulae in different parts of the heart. Other commercially available systems have only limited cannula shape and size. The small size of the Thoratec cannulae, compared to other systems, could make it easier for the heart to recover when the cannulae are removed. Variations of the Thoratec cannulae also allow the surgeon to place the cannulae in places other than the apex of the heart (the only place used by the currently available left ventricular only system) when heart shape or disease state make apex cannulation undesirable.

- THORATEC BIOMATERIALS. Thoratec's proprietary biomaterials are used in most portions of the VAD System that contact blood or are implanted in the body, providing biocompatibility, thromboresistance, flex life and strength.

   CURRENT AND POTENTIAL INDICATIONS. Thoratec has identified three basic clinical needs for circulatory support products: as a bridge to heart transplant; for recovery of the natural heart weakened or damaged by surgery or disease; and as permanent support as an alternative to heart transplant.

Bridge to Heart Transplant

   The Company commenced marketing the VAD System in the U.S. in January 1996 for use as a bridge to heart transplant in patients suffering from heart failure following receipt of PMA approval from the FDA in December 1995. As of December 1996, approximately 110 Dual Drive Consoles were placed in heart transplant centers worldwide and in 1996 the Company sold 285 pumps.

   As of December 1996, the VAD System had been used in more than 750 patients worldwide. The Company's submission to the FDA included clinical results in 375 patients (299 males, 76 females) ranging in age from 11 to 67 years and in weight from 57 to 277 pounds. All patients were awaiting donor hearts and were in imminent risk of dying without ventricular assistance. In spite of the extreme illness and the zero percent survival rate expected with the use of conventional therapy alone for these patients, the VAD System was successful in assisting 233 (62%) of the 375 patients to survive until a donor heart was available. Of the 233 patients who received a heart transplant, 85% survived the transplant and were discharged from the hospital, and the longest duration of VAD System support was 247 days. Sixty-five percent of the 375 patients received biventricular ("BiVAD") support and 34% received LVAD-only support. The large percentage of patients needing BiVAD support reflects the greater severity of disease in patients selected for biventricular support with the VAD System. As a result, LVAD and RVAD patients showed correspondingly improved survival rates:
92% for LVAD and RVAD and 82% for BiVAD post-transplant. The PMA approval was granted based on an in-depth analysis performed in 71 of the 375 patients. Of these patients, 49 (69%) survived to receive a heart transplant and 44 of those (90%) were discharged. None of the control patients survived to receive a heart transplant. Based on these clinical results, the FDA determined that the VAD System was safe and effective in restoring hemodynamic stability to patients awaiting heart transplant.

Recovery of the Natural Heart

   A certain portion of patients who undergo open heart surgery have difficulty recovering normal cardiac function, which makes it difficult to wean the patient from the heart/lung machine. Patients can only stay on the heart/lung machine after surgery for a limited period of time (generally less than 12 hours), and if they are unable to regain normal heart function, they will not survive without ventricular support. The use of a ventricular assist device after surgery can provide support to the heart until the heart can recover. The Company has completed clinical trials in this indication and submitted a PMA Supplement to the FDA in February 1997 for approval to market the VAD System for postcardiotomy recovery of the natural heart. In addition, ventricular assist devices may also be useful in assisting the recovery of hearts in patients suffering from acute heart failure, such as myocardial infarction and myocarditis, or other acute cardiomyopathies.

   Thoratec believes that since the Thoratec Thoralon(TM) used in the blood-contacting parts of the VAD System may not cause an adverse reaction by the body, the VAD System may be used for both short-term and long-term support. In contrast, the one system that is currently approved for the post-cardiotomy recovery indication can only be used for temporary circulatory support and requires that the patient remain bed-ridden. Thoratec believes that other ventricular assist devices currently available or under development are not suitable for recovery of the natural heart because (i) they require surgical implantation and removal of the blood pump from the abdomen, which adds greater surgical trauma to critically ill patients, (ii) they cannot be used in smaller patients due to their size, (iii) the large incision required to be made at the apex of the heart may make recovery of the natural heart more difficult, leaving heart transplant or chronic ventricular assist device support as the only alternatives and (iv) they do not provide biventricular support, which is often required by patients in recovery.

   As of January 1996, the VAD System had been used in 126 patients who were unable to regain normal heart function following coronary artery bypass surgery and were, therefore, unable to be removed from the heart/lung machine following surgery. Of the 126 patients who have been placed on the VAD System, 39% (49 patients) recovered sufficiently to be weaned from the heart/lung machine, and of those patients, 57% were discharged from the hospital. Duration of patient cardiac support ranged from one to 80 days. Although most patients were supported less than ten days, several required support for between one and three months before they successfully recovered cardiac function.

Alternative to Heart Transplant

   Given the shortage of donor hearts for patients requiring heart transplant, the Company believes that ventricular assist devices may become a long-term solution for many patients who would otherwise require a heart transplant. To address this need, the Company is currently developing the TLC-II, a compact and lightweight portable driver to substitute for the Dual Drive Console currently used with the VAD System. The Company believes that this product may enable patients to eventually return home and to work and receive long-term ventricular support without undergoing a heart transplant.

   PRODUCTS UNDER DEVELOPMENT. Thoratec currently has under development the circulatory support products described below. There can be no assurance that the Company will successfully develop any of these products, or if successfully developed, that these products will obtain regulatory approval or market acceptance or can be manufactured and sold on commercially acceptable terms.

TLC-II Portable VAD Driver

   Although patients supported with the Dual Drive Console can ambulate throughout the hospital and transfer from critical care units to general wards, they usually cannot leave the hospital because of the size of the console. Thoratec is developing the TLC-II, a compact and lightweight (8kg), battery or line-operated biventricular pneumatic drive unit designed to promote greater mobility and self-care. It is intended to allow the patient to more easily exercise and move freely around the hospital grounds, and eventually away from the medical facility. This device provides several portability options, either by hand-carrying the driver or by using a shoulder strap or a small custom trolley. This portable device will connect with a central system cart, which will house a battery charger and the external monitoring computer.

   Thoratec intends to submit an IDE application to the FDA by mid-1997 to begin a clinical trial of this device in the U.S. for use in conjunction with the approved VAD System. Thoratec is also pursuing a CE Mark for this product. The Company believes that the regulatory path to approval for this device will be facilitated by the fact that it activates the same VAD System blood pumps that have received FDA approval.

Implantable VAD

   While the paracorporeal placement of the VAD System has certain advantages, especially for small patients and patients in whom additional abdominal surgery presents a high risk, Thoratec is developing an implantable version of its existing VAD blood pump and cannulae to provide additional options for surgeons. Thoratec believes that the regulatory process for this product may be facilitated, in part, by the fact that the VAD System has already undergone preclinical testing in the implantable configuration prior to being introduced for clinical use in the paracorporeal configuration.

Muscle Powered VAD ("MVAD")

   Thoratec is in the early stage of developing an implantable, muscle powered circulatory support device to serve as an alternative to heart transplant. The MVAD utilizes conventional pacemaker technology, along with a linear mechanical-to-hydraulic energy converter, to harness the power available in a patient's latissimus dorsi muscle to drive an implanted ventricular assist device. This system is designed to operate without batteries, electrical power transmission systems and other bulky hardware required with electromechanical systems. The MVAD is undergoing laboratory testing, and the Company has received a $100,000 Phase I grant from the Small Business Technology Transfer Program of the National Institutes of Health to support research and development of the energy converter. Extensive technical development and laboratory testing will be required before clinical trials could begin, and this project could be discontinued at any time if feasibility is not demonstrated. There can be no assurance that this product can be successfully developed.

VASCULAR GRAFT PRODUCTS

   Thoratec is developing small diameter vascular graft products intended initially to address the vascular access and coronary artery bypass surgery markets. Both products utilize the Company's proprietary biomaterial, Thoralon(TM), and are protected by several patents covering Thoralon (TM) as well as the graft design and manufacturing processes. Thoratec believes that its vascular grafts are highly compliant, have excellent handling and suturing properties and have the "feel" of a natural vessel. The fabrication process creates a structure in which the three different layers in the wall have different properties, which make the graft closely resemble natural blood vessels. The inner textured layer is designed for contact with blood and provides improved thromboresistance, the solid middle layer gives the graft its strength and self sealing properties, and the outer textured layer is designed to promote tissue ingrowth to promote graft stability.

   VASCULAR ACCESS GRAFT ("VAG"). Currently available vascular access grafts are commonly made out of ePTFE, which can lose integrity after repeated punctures and render the patient susceptible to bleeding and infection. The VAG is designed for use as a shunt between an artery and a vein, primarily to provide access to the bloodstream for renal hemodialysis patients requiring frequent needle punctures during treatment. The Company believes that the VAG may provide significant advantages over existing synthetic vascular access grafts and may encourage its use by surgeons who are currently using natural vessels for vascular access. The VAG received marketing approval from the Canadian Ministry of Health in March 1996 and is also marketed in Australia. Thoratec is conducting preclinical testing and expects to submit an IDE application to the FDA in the first half of 1997 to commence clinical trials in the U.S. The Company believes that these clinical trials will be necessary to support the submission of a 510(k) premarket notification to the FDA.

   To date, more than 1,000 patients outside of the U.S. have been implanted with the VAG. In one retrospective study of the VAG in Australia, 134 patients who were implanted by 31 different surgeons were evaluated. Based on data obtained in this study as well as other clinical trials conducted outside the U.S., the Company believes that the VAG offers the following advantages: (i) reduced inflammatory response after implantation; (ii) the ability to begin hemodialysis within one to three days after implantation, as opposed to several weeks for ePTFE grafts; (iii) reduced bleeding complications during routine use because of the VAG's self-sealing properties; and (iv) improved handling and suturability. In the Australian study, the median hospital stay was four days and initial use of the VAG for dialysis was performed with a median time after implant of three days. The median follow-up period was 306 days. The patency at both one and two years of dialysis use was comparable to or better than ePTFE grafts, notwithstanding that 73% of the patients who received the Thoratec graft previously demonstrated that they could not tolerate ePTFE grafts.

   CORONARY ARTERY BYPASS GRAFT ("CABG"). Coronary artery bypass surgery requires the insertion of substitute vessels to bypass one or more blocked arteries in the heart. These substitute vessels typically require either harvesting the patient's saphenous veins or using the internal mammary artery. These procedures, however, can involve significant trauma and expense, and are sometimes not an option for patients who have undergone previous bypass surgery or who have vessels of inferior quality. The CABG graft is designed for use in coronary artery bypass surgery patients who have no suitable vessels of their own. To date, a total of 27 patients in Canada and Germany have received Thoratec's CABG grafts ranging in size from 2.0 to 3.5mm. All patients were extremely ill at the time of surgery, and the grafts were implanted on a compassionate use basis (i.e., the patients were found to have no other viable therapeutic options). While patency in the implanted grafts has not been evaluated in all patients, 22 of these patients were asymptomatic as of December 1996, with the longest term patient implanted for approximately three and a half years. The remaining five patients died from causes unrelated to the graft. However, long-term test results on a much larger patient population are required before the capabilities of this graft can be demonstrated. Follow-up studies in some patients have demonstrated patent grafts several months after implantation.

   The potential for improved long-term patency in small diameter grafts is the most unique aspect of the CABG graft. The Company believes that to date no other suitable small diameter graft has been developed which will remain patent over long periods of time when used in this critical application. Thoratec is currently in preclinical testing of the CABG graft in the U.S. The Company believes this product will require submission of a PMA application to the FDA.

   PERIPHERAL GRAFT APPLICATIONS. In addition to the VAG and CABG grafts, Thoratec's graft products may potentially be used in other applications such as peripheral vascular grafts for patients who require restoration of circulation to their arms or legs due to blockages caused by certain disease processes. While the Company is not currently pursuing development of these applications, it has performed limited early stage preclinical work in this area and believes its graft products could be developed for these applications.

SALES AND MARKETING

CIRCULATORY SUPPORT PRODUCTS

   The potential customers for Thoratec's circulatory support products are hospitals that perform open heart surgery procedures and heart transplants. Based on published sources, the Company estimates that 130 of the approximately 800 hospitals in the U.S. that perform open heart surgery also perform heart transplants. The Company is initially targeting these 130 heart transplant hospitals.

   Thoratec has trained a five person sales force, including clinical specialists, to sell the VAD System in the U.S. and Canada. The sales force focuses on promoting the product line to cardiac surgeons who perform heart transplants and to cardiologists who refer the patients for transplantation. Cardiovascular and vascular surgeons and interventional cardiologists influence medical device selection and purchase decisions for a large portion of the target cardiac patient population. The Company has developed working relationships with a number of leading medical centers. In addition, surgical teams at these medical institutions have performed clinical trials to support the Company's FDA submissions. A continuing working relationship with these physicians and medical centers will be important to the acceptance of the VAD System.

   When a hospital or other medical institution decides to acquire a VAD System, it must acquire at least two Dual Drive Consoles so that a backup is available. It typically takes six to 12 months from the time a surgeon is contacted to the time a VAD System is ordered, and the Company generally ships the VAD System within 30 days of receiving a purchase order. In 1996 the Company initiated a rental program whereby hospitals may rent Dual Drive Consoles.

   The introduction of a new system requires training of the appropriate personnel. Initial training takes place for the surgical as well as the clinical support teams when a center purchases and takes delivery of the VAD System. As a follow-up to the initial training, Thoratec provides clinical support at the first implant whenever possible. The Company is also developing a 24-hour support line. The Thoratec sales force will also assist customers with obtaining reimbursement from third-party payors.

   Outside the U.S. and Canada, the Company markets the VAD System through a network of distributors. The Company estimates that there are approximately 110 heart transplant hospitals in Europe. In late 1992 and 1993, Thoratec and several COBE affiliates entered into distribution agreements whereby the COBE affiliates had exclusive rights to distribute the VAD System in several major European markets. In 1994, 1995, and 1996, sales to these markets represented 26%, 20% and 2% of all sales, respectively. In early 1995, the Company signed an agreement with Arrow to take over distribution of the VAD System in all of the COBE territories except Belgium and Scandinavia. Arrow has a dedicated sales team of two individuals to market the VAD System in its territories. In 1995 and 1996, sales to Arrow represented 18% and 20% of all sales, respectively. In other international markets, the Company sells the VAD System through selected distributors.

VASCULAR GRAFT PRODUCTS

   The Company intends to market the VAG through distributors both domestically and internationally and to market the CABG graft through a direct sales force in the U.S. and Europe and through distributors in other international markets. The Company envisions the market positioning of the VAG as one which replaces an existing product used in an accepted procedure, and at a comparable price. The Company plans to commission studies comparing its products to ePTFE grafts. The Company believes the VAG will have significant advantages over these existing products and will therefore offer significant benefits to users and patients, without the need for additional clinical training. The Company also believes that more clinicians using natural A/V fistulas will utilize a synthetic option when presented with these benefits, and intends to target these users as well.

   The CABG graft will be positioned initially as a preferable clinical option for patients who lack suitable native vessels. The Company believes that more clinician education will be required for the CABG graft in terms of patient indications, product use, and product capabilities. This may be accomplished through company-sponsored educational programs, video educational tools, and scientific lecture programs. The Company also anticipates a much larger domestic sales force structure to effectively market the CABG graft, which may overlap or work with the VAD System sales force. Finally, the Company recognizes the impact of clinical thought-leaders in any surgical specialty, and will begin cultivating these relationships during the clinical trials of the graft.

MANUFACTURING

   Thoratec manufactures specialty polymers for use in the VAD blood pumps, cannulae and grafts, fabricates the grafts, and VAD blood pumps and cannulae, and assembles and tests the VAD System at its Berkeley, California facility. This facility is cGMP-approved for the U.S. market and has received ISO 9002 certification.

The Company's manufacturing processes for the VAD System consist of the assembly of standard and custom component parts, including blood-contacting components fabricated from Thoratec's proprietary biomaterials, and the testing of completed products. The Company relies on single sources of supply for several components of the VAD System. The Company is aware of alternative suppliers for all single-sourced items other than the mechanical valves, and believes the loss of any one supplier would have only a short-term impact on its production schedule. The supplier of mechanical valves for the VAD System stopped production in 1995.

The Company negotiated a contract for supply of the valves that it believes will satisfy its needs at least through 1997, during which time it must qualify a replacement valve or qualify a new vendor for the current valve. The Company has identified a new vendor and is in negotiations for additional supply.

   The Company devotes significant attention to quality control. Its quality control measures begin at the manufacturing level where components are assembled in a "clean-room" environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Finished components are shipped to outside processors for sterilization through radiation or treatment with ethylene oxide gas. After sterilization, the products are quarantined and tested before they are shipped to customers.

   The Company believes its Berkeley facility is capable of supplying the Company's expected sales of VAD Systems during 1997. The Company plans to relocate to a larger facility in the San Francisco Bay Area in 1997. A lease was executed in 1996 for this new 62,000 square foot facility. The scale-up and validation of a new manufacturing facility and the purchase of necessary equipment at the new facility will require significant expenditures in 1997.

PATENTS AND PROPRIETARY RIGHTS

   The Company has adopted a policy of seeking to patent certain aspects of its technology. The Company holds, or has exclusive rights to, 18 U.S. patents and has five additional submissions currently in prosecution. Except for the biomaterials patents mentioned below, which are utilized in the VAD blood pump and cannulae, the VAD System is not protected by any patents. The Company does not believe that this lack of patent protection will have a material adverse effect on the Company or its ability to sell the VAD System because of the lengthy regulatory period required to obtain approval of a ventricular assist device. The Company is not aware of any ventricular assist devices currently approved by the FDA or undergoing clinical trials based on the Company's product design. Thoratec's proprietary biomaterials technology is covered by seven patents. Five of these were sold to Th. Goldschmidt AG, a German chemical manufacturer, in 1989, but the Company has retained worldwide, royalty-free, exclusive rights to these patents for most medical applications. The Company's vascular graft products are covered by three manufacturing process patents. The MVAD is currently covered by two patents. One patent covers the overall design of the device, while the other applies to one component of the energy conversion part of the system. One of these patents is owned by Dr. Hill, Chairman of the Board of Directors of the Company, and the Company currently has a nonexclusive right to use that patent. Seven of the Company's 18 patents are for products which are not commercially pertinent to Thoratec today. International patent coverage includes the two basic biomaterial patents which are licensed from Goldschmidt (patented in 13 countries). Also, all three of the graft patents are filed in Canada, France and the U.K. Of Thoratec's five currently pending patent applications, one is a design patent for the TLC-II (filed for protection in 20 countries), one relates to the biomaterials and three relate to the MVAD.

   The validity of any patents issued to the Company may be challenged by others, and the Company could encounter legal and financial difficulties in enforcing its patent rights against alleged infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render the Company's patents obsolete. Although the Company does not believe the patents are the sole determinant in the commercial success of its products, the loss of a significant percentage of its patents or its patents relating to its graft products could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company has developed significant technical knowledge which, although nonpatentable, is considered by the Company to be significant in enabling it to compete. However, the proprietary nature of such knowledge may be difficult to protect. The Company has entered into an agreement with each key employee prohibiting such employee from disclosing any confidential information or trade secrets of the Company. In addition, these agreements also provide that any inventions or discoveries relating to the business of the Company by these individuals will be assigned to the Company and become the Company's sole property.

   Claims by competitors and other third parties that the Company's products allegedly infringe the patent rights of others could have a material adverse effect on the Company. The medical device industry is characterized by frequent and substantial intellectual property litigation. The cardiovascular device market is characterized by extensive patent and other intellectual property claims. Intellectual property litigation is complex and expensive and the outcome of this litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

   Principal competitors of the VAD System include Thermo Cardiosystems Inc., which manufactures and markets an implantable left ventricular assist device approved only for bridge to heart transplant in the U.S., and ABIOMED, Inc., which manufactures and markets an FDA-cleared biventricular assist device for temporary circulatory support of patients in postcardiotomy shock and treatment of cardiogenic shock following heart transplants. In addition, Novacor, a division of Baxter International, Inc., is developing a left ventricular assist device currently in clinical trials in the U.S. The Company believes that the principal competitive factors in the ventricular assist device market are impact on patient outcomes, product performance, quality, cost-effectiveness and customer service. The Company believes that its principal competitive advantages are the fact that the VAD System can provide left, right or biventricular support, the smaller size and paracororeal placement of the system that allows its use with a greater range of patients than competitive devices, the greater range of cannulation options available and the quality of its biomaterials. Although Thoratec believes that these attributes of the VAD System offer certain advantages over existing ventricular assist devices, current competitors can be expected to defend their market positions vigorously.

   The principal competitors in the vascular access graft market are W.R. Gore, Inc. and IMPRA, Inc., which manufacture and market ePTFE grafts, Corvita Corporation and Cardiotech International, Inc. ("Cardiotech"), which are developing polyurethene grafts, and Possis Medical, Inc. ("Possis"), which is developing spun polyester grafts. In addition, Cardiotech and Possis are developing coronary artery bypass grafts. There are currently no coronary artery bypass graft products approved for use in the U.S. The Company believes that the principal competitive factors in the graft market are biocompatibility, patency, reliability, cost, suturability and ease of use. The Company expects that significant competition in the synthetic vascular graft market will continue.

   There are many companies focusing on the development of circulatory support devices or vascular grafts that have substantially greater financial resources, have substantially larger and more experienced sales and marketing organizations and engage in substantially greater research and development efforts than the Company. One or more of these or other companies could design and develop products that compete directly with the Company's products, in which case the Company would face intense competition. Moreover, certain academic institutions, government agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel. Competition from commercial or other institutions or organizations could have a material, adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

   Regulation by governmental authorities in the U.S. and foreign countries is a significant factor in the manufacture and marketing of the Company's current and future products and in its ongoing product research and development activities. All of the Company's proposed products will require regulatory approval prior to commercialization. In particular, medical devices are subject to rigorous preclinical testing as a condition of approval by the FDA and by similar authorities in foreign countries.

U.S. REGULATIONS

   In the U.S., the Food and Drug Administration ("FDA") regulates the manufacture, distribution and promotion of medical devices pursuant to the Food, Drug and Cosmetics ("FDC") Act. The VAD System, TLC-II, MVAD and graft products are, or will be regulated as medical devices. To obtain FDA approval to market medical devices similar to those under development by the Company, the FDA requires proof of safety and efficacy in human clinical trials performed under an IDE. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is accepted, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of either a PMA application or a 510(k) premarket notification. Premarket approval from the FDA is required before commercial distribution of devices similar to those under development by the Company is permitted in the U.S.

   The PMA application must be supported by extensive data, including preclinical and human clinical data, to prove the safety and efficacy of the device. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has responded to PMA applications within the allotted time period, reviews more often occur over a significantly protracted period, usually 18 to 36 months, and a number of devices have never been cleared for marketing. This is a lengthy and expensive process and there can be no assurance that such FDA approval will be obtained.

   Under the FDA's requirements, if a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established, or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a PMA application that must be reviewed and approved by the FDA prior to sale and marketing of the device in the U.S. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. Although the Company believes that certain products currently in development will be eligible for the 510(k) submission process, there can be no assurance that the FDA will agree with this view.

   In December 1995 the Company received FDA approval of its PMA for the bridge to heart transplant indication for the VAD System. The same system continues to be sold in the U.S. for controlled clinical use under an IDE for recovery of the natural heart. The VAD System is classified as a Class III medical device under the FDC Act. Prior to approval by the FDA, this device was marketed pursuant to an IDE for use in clinical trials under controlled conditions by a limited number of qualified medical institutions. The process of obtaining FDA approval for the VAD System required 13 years after approval of the IDE.

   The Company expects that its graft products will be classified as either Class II or Class III medical devices. The Company does not anticipate submitting an IDE for its VAG until the first half of 1997, but believes that it will then be able to file a 510(k) after the clinical data is gathered. The Company has limited clinical experience with its CABG graft product outside the U.S. Substantial additional preclinical testing will need to be completed in the U.S. before commencement of clinical trials on the CABG grafts in the U.S.

   The approval process for any of the Company's products is expensive and time consuming and no assurance can be given that any regulatory agency will grant its approval. The inability to obtain, or delays in obtaining, such approval would adversely affect the Company's ability to commence marketing therapeutic applications of its products. There can be no assurance that the Company will have sufficient resources to complete the required testing and regulatory review processes. Furthermore, the Company is unable to predict the extent of adverse governmental regulation which might arise from future United States or foreign legislative or administrative action.

   In addition, any products distributed by the Company pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. Products must be manufactured in registered establishments and must be manufactured in accordance with cGMP and GLP regulations. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The failure to comply with the FDA's regulations can result in enforcement action, including seizure, injunction, prosecution, civil penalties, recall and suspension of FDA approval. The export of devices also is subject to regulation in certain instances. See "Risk Factors -- U.S. Government Regulations."

FOREIGN REGULATIONS

   The Company is also subject to regulation in each of the foreign countries in which it sells its products with regard to product standards, packaging requirements, labelling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require the Company's products to be qualified before they can be marketed in those countries.

   To position itself for access to European and other international markets, Thoratec sought and obtained certification under the ISO 9000 Series of Standards. ISO 9000 is a set of integrated requirements, which when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national bodies, founded in Geneva, Switzerland in 1946. ISO has over 92 member countries. ISO certification is widely regarded as essential to enter Western European markets. The Company obtained certification and was registered as an ISO 9002 compliant company in January 1995. Commencing in mid 1998, all companies will be required to obtain "CE" marking for medical devices sold or distributed in the European Community. The "CE" mark is an international symbol of quality and with it, medical devices can be distributed within the European Community which is comprised of fifteen European countries representing a population of over 360 million people. A pre-requisite for the Company obtaining authority to "CE" mark its products is to achieve full quality system certification in accordance with ISO 9001 and EN 46001. These are quality standards that cover design, production, installation and servicing of medical devices. The Company has undergone a quality system audit for the purpose of achieving ISO 9001/EN 46001 certification by a Notified Body (independent third party auditor) and anticipates accomplishing this goal in 1997. The Company plans to obtain authority to "CE" mark the TLC-II Portable Driver, other VAD System accessories, as well as the Vascular Access Graft, in 1997.

OTHER REGULATIONS

   The Company is also subject to various federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with the Company's research and development work. Specifically, the manufacture of the Company's biomaterials is subject to compliance with federal environmental regulations and by various state and local agencies. Although the Company believes it is in compliance with these laws and regulations in all material respects, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws or regulations in the future.

THIRD PARTY REIMBURSEMENT AND COST CONTAINMENT

   The Company's products are purchased primarily by hospitals and other users, which then bill various third party payors for the services provided to the patients. These payors, which include Medicare, Medicaid, private insurance companies and managed care organizations, reimburse part or all of the costs and fees associated with the procedures performed with these devices.

   Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced in the event of further changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application. Changes in reimbursement policies and practices of third party payors could have a substantial and material impact on sales of certain of the Company's products. The development or increased use of more cost-effective treatment could cause such payors to decrease or deny reimbursement to favor these treatments. To date HCFA and some private insurers have determined to reimburse the costs of the VAD System. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take to limit their payments for such goods and services. The Company cannot predict whether the VAD System will be approved for reimbursement and cannot predict the effect the changes in the healthcare system may have on its business. As a result, no assurance can be given that any such changes will not have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

At February 28, 1997, the Company had 89 full-time employees, 29 of whom worked in manufacturing, 16 in engineering, 9 in quality control and regulatory affairs, 13 in marketing and sales support, 11 in administration and finance and 11 in other support functions (including personnel, management information, purchasing, facility). None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

RISK FACTORS

   The statements in this Annual Report on Form 10-K and other statements made by the Company from time to time that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. The following risk factors should be considered carefully in evaluating the Company and its business by the Company's shareholders and prospective investors in the Company.

   CURRENT FINANCIAL CONDITION; REQUIREMENT FOR ADDITIONAL FUNDS. The Company anticipates its working capital, will be sufficient to meet its present operating and capital requirements for at least the next year, but that it may need substantial additional funds to continue operations thereafter. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of clinical trials, the timing and cost of future filings with, and obtaining approval from, the FDA and foreign government authorities, the timing and cost of product introductions, the cost of developing marketing and distribution capabilities assuming the required regulatory approvals are received, and market acceptance of the Company's products. The Company anticipates that it will seek additional funds primarily through public or private offerings of debt or equity securities. There can be no assurance that additional financing will be available on acceptable terms, if at all. The unavailability of such financing could delay research and development, regulatory approval, manufacturing or marketing of some or all of the Company's products and would have a material adverse effect on the Company's business, financial condition and results of operations.

   LACK OF PROFITABILITY; EXPECTED FUTURE LOSSES. The Company was formed in 1976 and has reported a loss from operations in all but one year of its existence. As of December 28, 1996, the Company's accumulated deficit was approximately $46,700,000. Thoratec has generated limited revenues to date from the sale of the VAD System and VAG products and expects to continue to incur substantial additional losses until it can achieve substantial product revenues. Furthermore, the Company expects that its expenses will increase as a result of increased research and development, preclinical and clinical testing, and selling, general and administrative expenses. Although sales of the VAD System as a bridge to heart transplant have commenced in the U.S., sales of the Company's other products in the U.S. cannot begin until the products have received FDA approval, which may not occur for several years, if at all. There can be no assurance that any other products of the Company will be approved, can be successfully commercialized or that the Company will achieve significant revenues from sales of such products. In addition, there can be no assurance that the Company will achieve profitability in the future. Failure to achieve significant revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

   NO ASSURANCE OF MARKET ACCEPTANCE. The commercial success of the Company's current and future products will require acceptance by cardiovascular and vascular surgeons, and interventional cardiologists. Such acceptance will depend on clinical results and the conclusion by these physicians that the products are safe, cost-effective and acceptable alternative methods of treatment. There can be no assurance that the Company's products will provide benefits considered adequate by providers of cardiovascular and vascular treatments or that a sufficient number of such providers will use the Company's products for commercial success to be achieved. In addition, because the Company's products are based on innovative technologies and, in some cases, represent new methods of treatment, there may be greater reluctance to accept these products than would occur with products utilizing established technologies or methods of treatment. Even if the safety and efficacy of these products are established, physicians may elect not to use them for a number of reasons including the high cost of equipment and training associated with the use of the Company's products or unfavorable reimbursement from healthcare payors. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

   A limited number of cardiovascular and vascular surgeons, and interventional cardiologists influence medical device selection and purchase decisions for a large portion of the target cardiac patient population. The Company has developed working relationships with cardiac surgeons and cardiologists at a number of leading medical centers in connection with the development of the VAD System. In addition, surgical teams at these medical institutions have performed clinical trials to support the Company's applications to be filed with the FDA. A continuing working relationship with these and other physicians and medical centers will be important to the commercial acceptance of the VAD System and future circulatory support and graft products. No assurance can be given that existing relationships and arrangements can be maintained or that new relationships will be established in support of the Company's circulatory support and graft technology. Furthermore, economic, psychological, ethical and other concerns may limit general acceptance of ventricular assist devices.

   SUBSTANTIAL DEPENDENCE ON LIMITED PRODUCT LINE; DEPENDENCE ON DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS. To date, substantially all of the Company's revenues have resulted from sales of the VAD System. The Company expects sales from the VAD System worldwide and limited sales of the VAG products in certain international markets outside of the U.S. to account for a significant portion of the Company's near-term revenues. As a result, factors adversely affecting the pricing of or demand for such products such as market acceptance, competition or technological change could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of the Company's products under development. Existing preclinical and clinical data relating to the Company's products under development are very limited. Prior to any commercial use, the products and technologies currently under development by the Company will require significant additional research and development efforts, extensive preclinical and clinical testing and regulatory approval. New product development is highly uncertain and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could slow or prevent the successful completion of the Company's products and technology development efforts. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, regulatory approval, introduction or market acceptance of these products.

   LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE UPON DISTRIBUTORS. Thoratec intends to market the VAD System and, if regulatory approval is obtained, other circulatory support products and certain of its graft products in the U.S. either through a small direct sales force or through distribution arrangements with third parties. The Company currently has limited sales and marketing capabilities, and expects to expend substantial resources in 1997 to increase its sales and marketing capability in the U.S. In order to market the Company's products effectively, such sales staff will need to develop significant technical expertise. There can be no assurance that the Company will be able to recruit and train adequate sales and marketing personnel or that such sales and marketing efforts will be successful. In addition, Thoratec competes with other companies that have extensive and well-funded sales and marketing organizations. There can be no assurance that Thoratec's sales and marketing staff will compete successfully against such other companies. The Company intends to continue to rely on distributors for international sales of its graft products and for the VAD System (other than Canada and certain areas of Europe) and for sales of the VAG in the U.S. if regulatory approval is received. Any international sales by the Company may be subject to certain risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical regulations. To the extent the Company relies on distributors, its success will depend upon the efforts of others, over which it may have little control. The loss of, or lack of performance by, distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

   COMPETITION. Competition from medical device companies and medical device subsidiaries of healthcare and pharmaceutical companies is intense and expected to increase. Many of the Company's competitors have substantially greater financial, technical, distribution and marketing resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in obtaining regulatory approvals for medical devices. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company. Furthermore, many of these competitors have superior manufacturing capabilities, and such competitors may be able to manufacture products more efficiently and at a lower cost than the Company and, therefore, offer comparable products at a lower cost.

   Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing, receive regulatory approval and manufacture and sell commercial quantities of products are expected to be important competitive factors. The Company believes that the primary competitive factors in the market for ventricular assist devices are impact on patient outcomes, product performance, quality and cost-effectiveness, and that the primary competitive factors for vascular graft products are biocompatibility, patency, reliability, cost, suturability and ease of use. The Company also believes that physician relationships and customer support are important competitive factors.

   U.S. GOVERNMENT REGULATIONS. The research and development, manufacturing, marketing and distribution of the Company's products in the U.S. are governed by the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act and Regulations"). The FDA administers the FDC Act and Regulations, and the Company is subject to inspection by the FDA for compliance with such regulations and procedures. The process of obtaining FDA approval is lengthy and uncertain. In order for the Company to market future products in the U.S., the Company must obtain clearance from the FDA of a 510(k) premarket notification or approval of a more extensive submission known as a PMA. The Company is also subject to the FDA's current Good Manufacturing Practice ("cGMP") and Good Laboratory Practice ("GLP") regulations. These regulations require that the Company manufacture its products and maintain its records in a prescribed manner. The FDA periodically inspects the Company's facilities for compliance with cGMP.

   Under FDA requirements, if a manufacturer can establish that a newly developed device is "substantially equivalent" to a device marketed prior to 1976, the manufacturer may seek marketing clearance by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established, or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a PMA application that must be reviewed and approved by the FDA prior to sale and marketing of the device in the U.S. The process of obtaining approval for a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several or more years from the date of FDA submission, but it could take longer. Both a 510(k) and a PMA, if accepted or approved, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved indications. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing.

   In December 1995 the Company received FDA approval to market the VAD System in the U.S. as a bridge to heart transplant. The same system continues to be sold in the U.S. for controlled clinical use under an IDE for recovery of the natural heart. In March 1997 the Company submitted a PMA Supplement to the FDA for preliminary review for the postcardiotomy recovery indication, and the Company may file other PMA Supplements for other changes, such as changes in manufacturing operations. The Company also plans to submit an IDE application for the TLC-II in mid-1997. All of the Company's other circulatory support products are in preclinical development. The Company anticipates submitting an IDE application for the VAG in the first half of 1997 and expects to file a 510(k) premarket notification after the clinical data is gathered. However, there can be no assurance that such filings will be made, or that the filings will be accepted or products will be approved by the FDA. The Company will need to complete extensive preclinical testing before an IDE application can be filed for the CABG graft. The PMA application required for the CABG graft will need to include the results of extensive clinical studies and manufacturing information.

   There can be no assurance that the FDA will act favorably or quickly in its review of the Company's 510(k) submissions or PMA applications, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its graft or additional circulatory support products in the U.S. Furthermore, there can be no assurance that the FDA will not limit the intended use of the Company's products as a condition of 510(k) acceptance or PMA approval. Further, if the Company proposes modifications to a product after FDA clearance of a 510(k) premarket notification or approval of a PMA, including changes in indications (as is the case with the VAD System) or other significant modifications to labeling or manufacturing, the Company will be required to obtain additional approvals from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for extensive clinical trials or additional data as a prerequisite to clearance or approval, or any FDA limitations on the intended use of the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

   INTERNATIONAL REGULATIONS. A significant percentage of the Company's product revenues are derived from sales outside the U.S., and distribution of the Company's products outside the U.S. is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, and the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by the Company of certain of its products which have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

   In order to sell its products in Europe, the Company is required to receive a "CE" mark certification, an international symbol of quality and compliance with applicable European medical device directives. The Company has received a CE mark for the VAD System Dual Driver and is pursuing CE mark certification for the VAG and TLC-II. Failure to receive a CE mark certification for subsequently developed products will prohibit the Company from selling such products in Europe and would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in meeting such certification requirements for its future products.

   To position itself for access to European and other international markets, Thoratec also sought and obtained certification under the International Standards Organization (the "ISO") 9000 Series of Standards. ISO 9000 is a set of integrated requirements which, when implemented, form the foundation and framework for an effective quality management system. Commencing in mid-1998, all companies will be required to obtain "CE" marking for medical devices sold or distributed in the European Community. The "CE" mark is an international symbol of quality and with it, medical devices can be distributed within the population of over 360 million people. A pre-requisite for the Company obtaining authority to "CE" mark its products is to achieve full quality system certification in accordance with ISO 9001 and EN 46001. These are quality standards that cover design, production, installation and servicing of medical devices. The Company has undergone a quality system audit for the purpose of achieving ISO 9001/EN 46001 certification by a Notified Body (independent third party auditor) and anticipates accomplishing this goal in 1997. The Company plans to obtain authority to "CE" mark the TLC-II Portable Driver, other VAD System accessories, as well as the Vascular Access Graft, in 1997.

   RISK OF TECHNOLOGICAL OBSOLESCENCE. The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, new surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use the Company's products. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products, or modification of existing products. There can be no assurance that the Company will be successful in these efforts.

   LIMITED MANUFACTURING CAPABILITY. The Company currently manufactures its biomaterials, the VAD System and the VAG at its Berkeley, California facility. The Company is leasing a build-to-suit 62,000 square foot corporate headquarters and manufacturing plant which is scheduled for completion in 1997. To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of the VAD System and the VAG for international sale and clinical trials in the U.S. Although the Company believes that it currently has the ability to produce sufficient quantities of the VAD System and the VAG to support its current needs and its needs for early-stage clinical trials of the TLC-II, MVAD and certain of its graft products, it will need to acquire additional manufacturing facilities and improve its manufacturing technology in order to meet the volume and cost requirements for significant commercial sales of these products. In addition, the Company does not have experience in manufacturing its products in the commercial quantities that might be required if the Company successfully receives FDA approval of several or all of the products currently under development. The failure to acquire additional manufacturing facilities or to develop the necessary manufacturing expertise would have a material adverse effect on the Company's business, financial condition and results of operations.

   In addition, the manufacture of the Company's products is complex and costly, involving a number of separate processes and components. Certain manufacturing processes of the VAD System are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. There can be no assurance that the Company will be able to achieve cost reductions in the manufacture of its products. In addition, manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures and lack of qualified personnel. The Company has and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that Thoratec will be able to obtain or manufacture such products in a timely fashion at acceptable quality and prices, that it or its suppliers can comply with cGMP or GLP requirements, or that it or its suppliers will be able to manufacture an adequate supply of products.

   DEPENDENCE ON THIRD PARTIES FOR SUPPLIES. Thoratec depends on single source suppliers for certain of the raw materials used in the manufacture of its products. The Company also utilizes materials and component parts supplied by third parties in its products. In the event the Company must obtain alternative sources for key raw materials or component parts, there can be no assurance that such materials or component parts will be available for purchase from alternative suppliers, that alternative suppliers will agree to supply the Company, that the Company's use of such suppliers would be approved by the FDA, or if unavailable, that the Company would have the expertise or resources necessary to produce such materials or component parts internally. As such, any interruption in supply of raw materials or component parts could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is located and, therefore, could have a material adverse effect on its business, financial condition and results of operations. In 1995 the supplier of mechanical valves for the VAD System stopped production. Although the Company purchased a supply of these valves that it believes will satisfy its needs through 1997 and is taking steps to secure a new supplier, there can be no assurance that a new source of supply will be available when necessary. The Company will also need to qualify a replacement valve or a new vendor for the current valves with the FDA, the failure of which would have a material adverse effect on the Company's business, financial condition and results of operations.

   UNCERTAINTY RELATED TO HEALTHCARE REIMBURSEMENT FOR THE VAD SYSTEM. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products such as the VAD System. Government and other third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new therapeutic products and by refusing in some cases to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval. To date the Health Care Financing Administration ("HCFA"), the federal agency responsible for determining whether, and to what extent, medical products and procedures are reimbursable under Medicare and Medicaid, and some private insurers, have determined to reimburse the costs of the VAD System. The Company cannot predict whether the VAD System will continue to be approved for reimbursement and cannot predict the effect the changes in the healthcare system may have on the reimbursability of future products. Failure to obtain such reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

   PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company relies on patents, trade secrets and know-how to maintain its competitive position. The Company has been issued or has licensed a number of U.S. and foreign patents covering its core biomaterials technology and its graft technologies. In addition, many other U.S. and foreign patent applications have been filed. Aside from the biomaterials patents mentioned above, which are utilized in the VAD blood pump and cannulae, the VAD System is not protected by any patents. The Company does not believe that this lack of patent protection will have a material adverse effect on the Company or its ability to sell the VAD System because of the lengthy regulatory period required to obtain approval of a ventricular assist device. The Company is not aware of any ventricular assist devices currently approved by the FDA or undergoing clinical trials based on the Company's product design. There can be no assurance that any existing or future patent applications by the Company will result in issued patents or that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes which are the same as or substantially equivalent to those of the Company. Further, there can be no assurance that the Company will not infringe prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. The Company could incur substantial costs in defending itself in suits brought against it on such patents or in bringing suits to protect the Company's patents or patents licensed by the Company against infringement. The Company also protects its proprietary technology and processes in part by confidentiality agreements with its licensees, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or independently discovered by competitors.

   EXPOSURE TO CLAIMS. The Company's business exposes it to an inherent risk of potential product liability claims related to the manufacturing, marketing and sale of human medical devices. The Company maintains only a limited amount of product liability insurance but will seek to obtain additional product liability insurance as its products are commercialized. The Company also maintains commercial general and property insurance. The Company's insurance policies generally must be renewed on an annual basis. There can be no assurance that the Company will be able to maintain or increase such insurance on acceptable terms or at reasonable costs, or that such insurance will provide the Company with adequate coverage against potential liabilities. A successful claim brought against the Company in excess of, or outside of, its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Claims against the Company, regardless of their merit or potential outcome, may also have a material adverse effect on the Company's ability to obtain physician endorsement of its products or expand its business.

   ATTRACTION AND RETENTION OF KEY EMPLOYEES. The Company's future business and operating results will depend in significant part on the continued contributions of principal members of its management and scientific staff, the loss of any of whose services might adversely impact the achievement of planned development and product introduction objectives. In addition, the Company's anticipated growth and product introductions will require additional expertise in the areas of clinical testing, government approvals, finance, engineering and marketing, all of which will place increased demand on the Company's resources. These demands are expected to require the addition of new management personnel, particularly in the regulatory and finance areas, and the development of additional expertise by existing management personnel. Recruiting and retaining qualified personnel to perform these functions will be critical to the Company's success. Competition for such personnel is intense and there can be no assurance that the Company will be able to recruit and retain such individuals on acceptable terms given the competition for experienced personnel from numerous medical device, healthcare and pharmaceutical companies and academic and other research institutions. The loss of key employees, the Company's inability to attract and retain skilled employees, as needed, or the failure to acquire or develop necessary expertise could have a material adverse effect on the Company's business, financial condition and results of operations.

   RISK OF HEALTHCARE REFORM. There are widespread efforts to control healthcare costs in the U.S. on the federal, state and local levels. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods. To date, several of the proposals have included measures that would limit or eliminate payments for certain medical procedures and treatments. If enacted into law, any of these proposals could affect the amount of reimbursement payments that are made to hospitals and physicians and, in turn, demand for the Company's products. Due to uncertainty regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. There can be no assurance that such reforms, if enacted, or administrative responses to budgetary constraints, will not have a material adverse effect on the Company's business, financial condition and results of operations.

   VOLATILITY OF STOCK PRICE. The price of the Company's Common Stock has been, and is likely to continue to be, highly volatile. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors, acquisition or loss of significant customers, partners, distributors and suppliers, changes in earnings estimates by analysts, regulatory developments, or fluctuations in the economy or general market conditions, among other factors, could cause the market price of the Common Stock to fluctuate substantially. In addition, stock markets in general, and the market for shares of healthcare stocks in particular, have experienced extreme price and volume fluctuations in recent years which has frequently been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Company's Common Stock will not decline below its current price or that it will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

ITEM 2.  PROPERTY

FACILITIES

   Thoratec occupies a leased facility in Berkeley, California, totaling approximately 28,000 square feet where its research and development, marketing, engineering, and manufacturing activities are carried out. The manufacturing areas have been inspected, approved, and licensed by the U.S. FDA and the State of California Department of Health Services, Food and Drug Section for the manufacture of medical devices. The lease on this building will expire in August 1999. The Company also has small leased facilities in Canada and the United Kingdom.

   In 1996 the Company entered into a lease agreement on a new manufacturing facility to be located within 50 miles of its current facility. This building, when completed, will accommodate all of the Company's manufacturing, engineering and administrative activities. The building is scheduled to be completed and ready for occupancy in mid 1997. The company will invest approximately $5 to $7 million in equipment and leasehold improvements to the building prior to occupancy. Annual lease payments, as amended, will initially be approximately $657,000 for a lease term of 15 years and will commence four months after the landlord has delivered the completed building shell to the Company. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600, which the Company paid in 1996. A significant portion ($750,000) of the security deposit can be reduced or eliminated before the end of the initial lease term if the Company meets certain criteria as specified by the contract.

ITEM 3.  LEGAL PROCEEDINGS

          None.

ITEM 4.  SUBMISSIONS OF MATERS TO A VOTE OF SECURITY HOLDERS

          None.

EXECUTIVE OFFICERS OF REGISTRANT

          D. KEITH GROSSMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR Mr. Grossman joined Thoratec Laboratories Corporation as President and Chief Executive Officer in January 1996. He was elected to the Board of Directors in February 1996. Prior to joining Thoratec, Mr. Grossman was a Division President of Major Pharmaceuticals, Inc., from May 1992 to September 1995, at which time it was sold. From July 1988 to June 1992, Mr. Grossman served as the Vice President of Sales and Marketing for Calcitek, Inc., a manufacturer of implantable medical devices, and division of Sulzermedica (formerly Intermedics, Inc.). Prior to 1988, Mr. Grossman held various other sales and marketing management positions within the McGaw Laboratories Division of American Hospital Supply Corporation.

          CHERYL D. HESS, VICE PRESIDENT - FINANCE, CHIEF FINANCIAL OFFICER AND SECRETARY Ms. Hess joined the Company as Vice President - Finance and Chief Financial Officer in December 1983 and became Secretary in 1994. Prior to joining Thoratec, Ms. Hess was a manager with the public accounting firm of Deloitte & Touche LLP, where she specialized in audit and financial advisory services for entrepreneurial, rapidly-growing, high technology companies. Ms. Hess is responsible for the direction of all financial management, control and reporting activities for Thoratec, as well as certain administrative and operational activities. Ms. Hess is a Certified Public Accountant.

          THOMAS E. BURNETT, JR., VICE PRESIDENT - SALES AND MARKETING Mr. Burnett joined the Company as Vice President - Sales and Marketing in August 1996. Prior to joining Thoratec, Mr. Burnett was Vice President of Sales and Marketing at Calcitek, Inc. where he was responsible for global sales and marketing which included a direct domestic salesforce and an international network encompassing 30 countries as well as new business development, strategic and operational planning. Prior to Calcitek, Mr. Burnett held a variety of sales and sales management positions for Kendall McGaw Laboratories, a producer of intravenous solutions, infusion equipment and parenteral pharmaceuticals.

          DAVID J. FARRAR, PH.D., VICE PRESIDENT - RESEARCH AND DEVELOPMENT Dr. Farrar joined the Company as Program Manager of the VAD System in January 1980 and became Vice President - Circulatory Support Products in 1988, and Vice President - Research & Development in 1996. In addition, Dr. Farrar has a research appointment in the Department of Cardiac Surgery at the California Pacific Medical Center of San Francisco. Dr. Farrar has over 20 years of research experience in the cardiovascular and medical device industry.

          DAN E. NIELSEN, VICE PRESIDENT - OPERATIONS Mr. Nielsen joined the Company as Vice President - Operations in 1977. Prior to joining Thoratec, Mr. Nielsen was Vice President of Manufacturing with G.D. Searles Cardiopulmonary Division for two years, and Manager of Manufacturing for Gould-Statham Instruments, where he worked for 11 years.

          DONALD A. MIDDLEBROOK, VICE PRESIDENT - REGULATORY AFFAIRS/QUALITY ASSURANCE Mr. Middlebrook joined the Company as Vice President - Regulatory Affairs/Quality Assurance in September 1996. Before joining Thoratec, he held the position of Senior Director, Global Regulatory Affairs and Assurance for Chiron Vision Corporation, a manufacturer of implantable ophthalmic devices and surgical equipment. Prior to this, Mr. Middlebrook spent fifteen years with Baxter International in a number of progressing positions, including Vice President of Regulatory Affairs and Quality Assurance for the CardioVascular Group, a producer of a wide range of cardio, critical care, vascular, and less invasive cardiovascular products.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The common stock of the Company is currently traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "THOR". The following table sets forth the range of high and low bid quotations for the common stock as reported prior to June 27, 1996 by the Boston Stock Exchange or the Nasdaq Small Cap tier of The Nasdaq Stock Market, and since June 27, 1996 the high and low closing sale price as reported by the Nasdaq National Market tier of The Nasdaq Stock Market. At February 28, 1997 there were approximately 850 registered holders of the Company's common stock.

   1995                      High                         Low
-------------------
1st Quarter             $    6.75                   $     4.88
2nd Quarter                  6.75                         5.25
3rd Quarter                 10.50                         5.63
4th Quarter                 15.75                        10.50



   1996
-------------------
1st Quarter             $   21.75                   $    14.63
2nd Quarter                 31.00                        12.00
3rd Quarter                 13.50                         9.00
4th Quarter                 11.50                         9.00

             The Company has not declared any dividends on its common stock.

ITEM 6.      SELECTED FINANCIAL DATA

ITEM                                                   1996            1995           1994            1993          1992
--------------------------------------------------------------------------------------------------------------------------

Income Statement Data:
Revenue                                            $ 8,086,942     $ 3,547,925    $ 2,787,989    $ 3,933,079    $3,733,151
Research and development                             3,723,713       1,984,101      1,360,253      1,478,448     1,007,028
Net loss before extraordinary item                  (3,262,741)     (1,894,166)    (1,646,898)      (725,087)     (459,934)
Net income/(loss)*                                  (3,262,741)     (1,894,166)    (1,646,898)      (725,087)    1,429,629
Fully diluted:
  Net loss per share before extraordinary item           (0.20)          (0.13)         (0.12)         (0.05)        (0.08)
  Net income (loss) per share                            (0.20)          (0.13)         (0.12)         (0.05)         0.25
Number of shares used in the computation**          16,693,820      14,428,539     14,192,621     14,122,221     5,771,241
--------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:

Working capital                                   $ 17,265,874     $ 2,807,667    $ 2,025,073    $ 2,105,807    $2,961,831
Total assets                                        21,970,445       4,380,037      3,605,008      3,598,930     4,188,034
Long-term obligations                                                1,675,000      1,675,000
Shareholders' equity                                19,329,890       1,662,671      1,057,204      2,636,835     3,308,991


  * Net income in 1992 is after a $1.89 million extraordinary gain on debt restructuring.
  ** As adjusted to reflect the one-for-three reverse split of the Company's Common Stock effected in June 1996. See Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Item 1 - Risk Factors" and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

       LIQUIDITY AND CAPITAL RESOURCES

       At the end of 1996 the Company had working capital of $17,266,000 compared with $2,808,000 at the end of 1995. The increase in working capital was due to proceeds received from the public offering of the Company's common stock discussed below, proceeds received upon the exercise of warrants to purchase common stock in the first quarter of 1996 and proceeds received from option exercises, partially offset by increased loss from operations and capital expenditures, including deposits on leased facilities. Concurrent with the above noted warrant exercise, all outstanding secured notes payable were converted into common stock. Receivables increased principally due to increasing sales. Inventory increased in preparation for planned increases in sales activity. Accounts payable and accrued liabilities increased due to capital asset purchases made near year end and costs associated with increased research and development activity, increased personnel costs, and increased patent, FDA and legal costs.

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

       Also in July, the Company entered into a lease agreement on a new manufacturing facility to be located within 50 miles of its current facility. This building, when completed, will accommodate all of the Company's manufacturing, engineering and administrative activities. The building is scheduled to be completed and ready for occupancy in mid 1997. The Company will invest approximately $5 to $7 million in equipment and leasehold improvements to the building prior to occupancy. Annual lease payments will initially be approximately $657,000 for a lease term of 15 years and will commence four months after the landlord has delivered the completed building shell to the Company. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of

$885,600, which the Company paid in July 1996. A significant portion ($750,000) of the security deposit can be reduced or eliminated and returned to the Company before the end of the initial lease term if the Company meets certain criteria as specified by the contract. See Note 5 of Notes to the Financial Statements.

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

       RESULTS OF OPERATIONS

       Product sales in 1996 were $7,503,000 compared to $3,489,000 in 1995. The 115% increase is primarily the result of increased sales of the VAD System in the United States following FDA approval of the System in late 1995 and efforts of a direct sales organization established in late 1995 and early 1996. Domestic sales increased $3,943,000, or 258%, in 1996. Interest and other income increased $525,000 to $584,000 in 1996 due principally to higher cash balances primarily as a result of proceeds received from the Company's public stock offering in July 1996.

       Cost of sales increased $1,281,000, or 65%, in 1996 compared to 1995 as a result of the higher sales volume in 1996 and approximately $200,000 incurred to upgrade existing investigational center equipment. Gross margins increased from 43% in 1995 to 57% in 1996 due to the ability of the Company to raise selling prices of its VAD pumps beginning in the second quarter of 1996, offset by the $200,000 upgrade charge.

       Research and development expenses for 1996 increased $1,740,000, or 88%, compared to 1995 due to increased costs associated with the development of the Company's portable VAD driver, the TLC-II, and its graft products and preparation for a PMA supplement for a new indication for use for its existing VAD System. Selling, general and administrative expenses in 1996 increased $2,654,000, or 205%, compared to 1995 principally as a result of establishing the domestic sales and marketing organization, increased recruiting costs for both marketing and administrative personnel, corporate and legal expenses associated with trademark and patent submissions and general support needed for expected growth. Interest expense for 1996 was $46,000 compared to $185,000 for 1995 due to conversion of $1,675,000 of convertible notes in the first quarter of 1996 into 342,537 shares of common stock. In addition, the Company recorded a $378,000 noncash debt conversion expense in the first quarter of 1996, representing the amount of value given up by the Company in order to induce early exercise of the related warrants.

       Sales of Thoratec products in 1995 were 26% higher than product sales in 1994. This is the net result of a 58% increase in international sales of the Thoratec(R) VAD System due primarily to the start up of new centers and a $35,000 decrease in sales of grafts. Domestic sales of VAD Systems were up 6%, representing increased usage at existing IDE sites. No new centers were started in the United States in 1995, pending the receipt of approval of the VAD System by the FDA, which was received December 20, 1995. Research and development costs increased in 1995 compared to 1994 due to increased spending on the TLC-II, the Company's new portable driver for its VAD System. Marketing expense increased in 1995 in preparation for the commercial introduction of the VAD System. Administrative expenses decreased in 1995 from 1994 due to decreased spending on outside professional services used for various corporate projects. Interest expense increased $141,000 in 1995 compared to 1994 due to the convertible notes placed in October 1994.

       The Company expects profitability will continue to be adversely impacted by various fixed costs until all its current products have received pre-market approval in the United States and approval for sale in its major international markets. In December 1995, the Company received FDA approval for its VAD System as a bridge to transplantation. The Thoratec(R) VAD System continues to be sold under an IDE for recovery of the natural heart.

        The Company has adopted only the disclosure requirements of Statement of Financial Accounting Standards No. 123; "Accounting for Stock-Based Compensation;" therefore adoption had no effect on the Company's consolidated net loss or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements of the Company, together with the report thereon by Deloitte & Touche LLP, independent auditors, are set forth at pages F-1 to F-15 of this Report on Form 10-K.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

       Certain information required by part III is omitted from this Report on Form 10-K in that the Company will file its definitive Proxy Statement for its Annual Meeting for Shareholders to be held on May 16, 1997, pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Executive Officers - See the section titled "Executive Officers" in Part I, Item 4 hereof.

          (b) Directors - The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

       The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Reporting Delinquencies" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

             (a).   Exhibits and Index of Exhibits

Exhibit No.                          Exhibit
--------------- --------------------------------------------------------
    3(a)       Registrant's Certificate of Incorporation, as amended.  (1)
    3(b)       Registrant's By-Laws, as amended.  (1)
    4(a)       Form of Convertible Secured Promissory Note. (7)
    10(p)      Lease Agreement dated July 5, 1979, between the Registrant and
               Scenic Arts Incorporated, as amended.  (2)
   10(ii)      Amended 1984 Incentive Stock Option Plan.  (4)
   10(eee)     Amended 1988 Non-Qualified Stock Option Plan.  (4)
   10(fff)     1993 Stock Option Plan.  (6)
   10(ggg)     Agreement for the Acquisition of Th. Goldschmidt AG of Certain
               of the Assets of Thoratec Laboratories Corporation dated as of
               March 29, 1989.  (3)
   10(jjj)     Thoratec Laboratories Corporation and COBE Laboratories, Inc.
               Common Stock Purchase Agreement dated November 23, 1992.  (5)
   10(kkk)     License Agreement Between Thoratec Laboratories Corporation and
               COBE Laboratories, Inc. dated as of November 23, 1992.  (5)
   10(lll)     Lease Agreement dated July 25, 1996, between Registrant and Main
               Street Associates, as amended(8).
   10(mmm)     1996 Stock Option Plan(9).
   10(nnn)     1996 Nonemployee Directors Stock Option Plan(9).
     11        Statement Re: Computation of Per-Share Earnings
     23        Independent Auditors' Consent-- Deloitte & Touche LLP.
     25        Power of Attorney-- Reference is made to pages 41 and 42 hereof.
     27        Financial Data Schedule.

     Footnotes
    to Exhibits
    -----------

    (1)   Filed as an Exhibit with corresponding exhibit number to Thoratec's
          Registration Statement on Form S-1 (Registration No. 2-87293) and incorporated herein by reference.

    (2)   Filed as an Exhibit with corresponding exhibit number to Thoratec's
          Registration Statement on Form S-1 (Registration No. 2-70903) and incorporated herein by reference.

    (3)   Filed as an Exhibit with corresponding exhibit number to Thoratec's
          Annual Report for the fiscal year ended December 30, 1989 and incorporated herein by reference.

    (4)   Filed as an Exhibit with corresponding exhibit number to Thoratec's
          Annual Report for the fiscal year ended December 29, 1990 and incorporated herein by reference.

    (5)   Filed as an Exhibit with corresponding exhibit number to Thoratec's
          Annual Report for the fiscal year ended January 2, 1993 and incorporated herein by reference.

    (6)   Filed as an Exhibit with corresponding exhibit number to Thoratec's
          Annual Report for the fiscal year ended January 1, 1994 and incorporated herein by reference.

    (7)   Filed as an Exhibit with corresponding exhibit number to Thortec's
          Annual Report for the fiscal year ended December 31, 1994 and incorporated herein by reference.

    (8)   Filed as an Exhibit with corresponding exhibit number to Thoratec's
          Quarterly Report on Form 10-Q for the fiscal quarter ended June
          29, 1996 and incorporated herein by reference.

    (9)   Filed as an Exhibit with corresponding exhibit number to Thoratec's
          Registration Statement on Form S-8 (Registration No. 333-11883) and incorporated herein by reference.

(b)    Reports on Form 8-K

        None filed in 1996.

                                   SIGNATURES


             In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THORATEC LABORATORIES CORPORATION



                           By:        /s/ D. Keith Grossman
                              ---------------------------------
                              D. Keith Grossman, Chief Executive Officer

                           Date: March 13, 1997
                                -------------------------------

                                POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints D. Keith Grossman, his true and lawful attorney-in-fact, with full power of substitution and resubstitution, to act for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, and fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                    Title                       Date
-------------------------   -------------------------  -------------------------


  /s/ D. Keith Grossman      Chief Executive Officer,        March 6, 1997
-------------------------    President and Director    -------------------------
    D. Keith Grossman



  /s/ Christy W. Bell        Director                        March 6, 1997
-------------------------                              -------------------------
     Christy W. Bell



   /s/ Howard E. Chase       Director                        March 6, 1997
-------------------------                              -------------------------
     Howard E. Chase



  /s/ J. Donald Hill         Director and Chairman of        March 6, 1997
-------------------------    the Board of Directors    -------------------------
     J. Donald Hill

        Signature                    Title                       Date
-------------------------   -------------------------  -------------------------


 /s/ William M. Hitchcock   Director                         March 6, 1997
-------------------------                              -------------------------
    William M. Hitchcock



 /s/George Holbrook, Jr.    Director                         March 6, 1997
-------------------------                              -------------------------
   George Holbrook, Jr.



 /s/ Cheryl D. Hess         Vice President - Finance         March 6, 1997
-------------------------   (Principal Financial and   -------------------------
    Cheryl D. Hess          Accounting Officer)

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Thoratec Laboratories Corporation:


We have audited the accompanying consolidated balance sheets of Thoratec Laboratories Corporation and Subsidiary (the "Company") as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thoratec Laboratories Corporation and Subsidiary at December 28, 1996 and December 30, 1995, and the result of their operations and their cash flows for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
-------------------------------



San Francisco, California
February 14, 1997

THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                                                       Fiscal Year End
                                                                     ---------------------------------------------------

                                                                          December 28,                December 30,
ASSETS                                                                        1996                        1995
                                                                     -----------------------     -----------------------
CURRENT ASSETS:
Cash and cash equivalents                                            $             5,348,000     $             1,645,523
Short-term investments available-for-sale                                         10,631,990
Receivables (Note 10)                                                                833,700                     581,298
Inventories (Note 4)                                                               2,826,220                   1,374,164
Prepaid expenses and other (Note 6)                                                  266,519                     249,048
                                                                     -----------------------     -----------------------
Total current assets                                                              19,906,429                   3,850,033
EQUIPMENT AND IMPROVEMENTS -- AT COST:
Equipment                                                                          1,714,407                   1,333,521
Leasehold improvements                                                               794,692                     785,564
Construction in progress (Note 5)                                                    534,089
                                                                     -----------------------     -----------------------
Total                                                                              3,043,188                   2,119,085
Accumulated depreciation and amortization                                         (1,908,667)                 (1,725,726)
                                                                     -----------------------     -----------------------
Equipment and improvements - net                                                   1,134,521                     393,359
OTHER ASSETS (Notes 5 and 6 )                                                        929,495                     136,645
                                                                     -----------------------     -----------------------
TOTAL ASSETS                                                         $            21,970,445     $             4,380,037
                                                                     =======================     =======================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                     $             1,352,732     $               598,100
Accrued compensation                                                                 527,497                     101,006
Product sales advances                                                               267,128                     217,708
Accrued warranty and other                                                           184,881                      63,595
Other                                                                                308,317                      61,957
                                                                     -----------------------     -----------------------
Total current liabilities                                                          2,640,555                   1,042,366
LONG TERM DEBT (Note 7)                                                                                        1,675,000
COMMITMENTS (Note 13)
SHAREHOLDERS' EQUITY: (Notes 2, 7, 8, 9 and 10)
Preferred shares - none issued and outstanding
Common shares, 100,000,000 authorized;
   issued and outstanding -
   17,942,117 in 1996 and 14,933,136 in 1995                                      63,519,139                  42,746,421
Additional capital                                                                 2,471,877                   2,333,689
Accumulated deficit                                                              (46,679,195)                (43,416,454)
Unrealized gain on investments - net                                                   5,651
Cumulative translation adjustment                                                     12,418                        (985)
                                                                     -----------------------     -----------------------
Total shareholders' equity                                                        19,329,890                   1,662,671
                                                                     -----------------------     -----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $            21,970,445     $             4,380,037
                                                                     =======================     =======================

See notes to consolidated financial statements.

THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Fiscal Years Ended
                                                         ------------------------------------------------------------
                                                            December 28,         December 30,         December 31,
                                                                1996                 1995                 1994
                                                         ------------------   ------------------   ------------------
REVENUE:
Product sales - net (Notes 10 and 12)                    $        7,502,536   $        3,488,599   $        2,763,632
Interest and other                                                  584,406               59,326               24,357
                                                         ------------------   ------------------   ------------------
Total revenue                                                     8,086,942            3,547,925            2,787,989
                                                         ------------------   ------------------   ------------------
COSTS AND EXPENSES:
Cost of products sold                                             3,253,626            1,972,467            1,575,524
Research and development                                          3,723,713            1,984,101            1,360,253
Selling, general, and administrative                              3,952,277            1,297,815            1,455,714
Debt conversion expense (Note 7)                                    378,295
Interest expense (Note 7)                                            45,811              184,886               43,396
Foreign currency expense                                             (4,039)               2,822
                                                         ------------------   ------------------   ------------------
Total costs and expenses                                         11,349,683            5,442,091            4,434,887
                                                         ------------------   ------------------   ------------------

NET LOSS                                                 $       (3,262,741)  $       (1,894,166)  $       (1,646,898)
                                                         ==================   ==================   ==================
Primary and fully diluted loss per common
and common equivalent share                              $             (.20)  $            (0.13)  $            (0.12)
                                                         ==================   ==================   ==================
Primary and fully diluted weighted average
number of common and common equivalent
shares outstanding                                               16,693,820           14,428,539           14,192,621

See notes to consolidated financial statements.

THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        Unrealized    Cumulative      Total
                                                Common       Additional   Accumulated    Gain On      Translation  Shareholders'
                                                 Stock        Capital       Deficit     Investments   Adjustment      Equity
                                             ------------   ------------  ------------  ------------  ------------  ----------
BALANCE, JANUARY 1, 1994                     $ 40,178,536   $  2,333,689  $(39,875,390)                             $ 2,636,835

Exercise of COBE common stock option
   for cash                                        13,120                                                                13,120
Exercise of 91,846 common stock options
   for cash and exchange for 2,065 shares
   of common stock which were canceled             54,147                                                                54,147
Net Loss                                                                    (1,646,898)                              (1,646,898)
                                             ------------   ------------  ------------    ---------    ----------   -----------
BALANCE, DECEMBER 31, 1994                     40,245,803      2,333,689   (41,522,288)                               1,057,204
Exercise of 49,329 common stock options
  for cash and exchange for 832 shares
  of common stock which were canceled              59,053                                                                59,053
Issuance of 641,029 shares of common stock
  for cash                                      2,441,565                                                             2,441,565
Foreign currency translation adjustments                                                               $     (985)         (985)
Net Loss                                                                    (1,894,166)                              (1,894,166)
                                             ------------   ------------  ------------    ---------    ----------   -----------
BALANCE, DECEMBER 30, 1995                     42,746,421      2,333,689   (43,416,454)                      (985)    1,662,671

Issuance of 342,537 shares of common
  stock for conversion of notes payable         1,675,000                                                             1,675,000
Exercise of 880,304 common stock
  warrants for cash and exchange for
  83 shares of common stock which were
  canceled                                      1,340,034                                                             1,340,034
Issuance of 1,644,000 shares of common
  stock for cash                               17,591,204                                                            17,591,204
Exercise of 146,185 common stock options
  for cash and exchange for 3,518 shares
  of common stock which were canceled             166,480                                                               166,480
Issuance of common stock options for
  nonemployee services                                          138,188                                                 138,188
Unrealized gain on investments                                                            $   5,651                       5,651
Foreign currency translation adjustments                                                                   13,403        13,403
Net Loss                                                                    (3,262,741)                              (3,262,741)
                                             ------------   ------------  ------------    ---------    ----------   -----------
BALANCE, December 28, 1996                   $ 63,519,139   $  2,471,877  $(46,679,195)   $   5,651    $   12,418   $19,329,890
                                             ============   ============  ============    =========    ==========   ===========

 See notes to consolidated financial statements.

THORATEC LABORATORIES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For the Fiscal Years Ended
                                                                               -----------------------------------------------------

                                                                                December 28,       December 30,       December 31,
                                                                                    1996               1995               1994
                                                                                ------------       ------------       ------------
Cash flows from operating activities:
   Net loss                                                                    $ (3,262,741)       $ (1,894,166)       $ (1,646,898)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
     Debt conversion expense (Note 7)                                               378,295
     Common stock options granted for services
     (Note 9)                                                                       138,188
     Depreciation and amortization                                                  195,441             119,400             108,687
     Changes in assets and liabilities:
        Receivables                                                                (252,402)           (273,115)            306,789
        Prepaid expenses and other                                                  (17,471)           (188,582)             30,887
        Inventories                                                              (1,452,056)            128,835            (356,469)
        Other assets                                                               (791,947)            149,413            (239,425)
        Accounts payable and other liabilities                                    1,311,765             169,562             (89,291)
                                                                               ------------         -----------         ------------
            Net cash used in operating activities                                (3,752,928)         (1,788,653)         (1,885,720)
                                                                               ------------         -----------         ------------
Cash flows from investing activities:
     Purchases of short-term investments available-for-sale                     (69,738,523)
     Maturities of short-term investments available-for-sale                     47,560,000
     Sales of short-term investments available-for-sale                          11,552,184
     Capital expenditures                                                          (637,679)            (92,671)            (45,365)
                                                                               ------------         -----------         ------------
            Net cash used in investing activities                               (11,264,018)            (92,671)            (45,365)
                                                                               ------------         -----------         ------------
 Cash flows from financing activities:
     Common stock issued in private placement - net                                                   2,441,565
     Common stock issued upon exercise of warrants                                  961,739
     Common stock issued in public placement - net                               17,591,204
     Proceeds from issuance of long-term debt                                                                             1,675,000
     Common stock issued upon exercise of  options                                  166,480              59,053              67,267
                                                                               ------------         -----------         ------------
            Net cash provided by financing activities                            18,719,423           2,500,618           1,742,267
                                                                               ------------         -----------         ------------

Net increase (decrease) in cash and cash equivalents                              3,702,477             619,294            (188,818)
Cash and cash equivalents at beginning of year                                    1,645,523           1,026,229           1,215,047
                                                                               ------------         -----------         ------------
Cash and cash equivalents at end of year                                       $  5,348,000        $  1,645,523        $  1,026,229
                                                                               ============         ===========         ============
Noncash Financing Transaction:
      Conversion of notes into common stock
      (Note 7)                                                                 $  1,675,000
Noncash Investing Transactions:
      Construction costs in accounts payable
      (Note 5)                                                                 $    286,424
Other Cash Flow Information:
      Interest paid                                                            $     45,811        $    184,886        $     43,396
See notes to consolidated financial statements

THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      Operations - Thoratec Laboratories Corporation and its subsidiary (the "Company") manufactures and markets medical devices utilizing specialty polymers and is engaged in ongoing research and development. Thoratec's products are marketed worldwide.

      The Company reports on a 52-53 week fiscal year, which ends on the Saturday closest to December 31. The fiscal years ended December 28, 1996 (fiscal 1996), December 30, 1995 (fiscal 1995), and December 31, 1994 (fiscal 1994) include 52 weeks.

      Principles of Consolidation - The consolidated financial statements include Thoratec Laboratories Corporation (a California corporation) and its subsidiary company. All significant intercompany balances and transactions are eliminated in consolidation.

      Inventories are stated at the lower of first-in, first-out cost or market.

      Depreciation and Amortization - Equipment is depreciated over estimated useful lives which range from two to eight years. Leasehold improvements are amortized over the remaining period of the lease or over the estimated useful life of the improvement, whichever is shorter. The straight-line method is used for depreciation and amortization.

      Foreign Currency Translation - All assets and liabilities of the Company's non-United States operations are translated into United States dollars at fiscal period-end exchange rates, and the resulting translation adjustments are recorded as cumulative translation adjustments in shareholders' equity. Income items are translated at actual or average monthly rates of exchange. The Company's sales are substantially all denominated in U.S. dollars.

      Income Taxes - The Company follows an asset and liability approach for financial accounting and reporting of income taxes. Under this approach, the Company computes its tax liability at each consolidated financial statement date by applying provisions of current tax laws to temporary differences between consolidated financial statement and income tax bases. Changes in tax law may result in an adjustment to deferred tax assets.

      Loss Per Share - Loss per common and common equivalent share are computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. Both primary and fully diluted loss per common share for 1996, 1995 and 1994 assume no conversions because any such conversion would be antidilutive.

      Statement of Cash Flows - Cash equivalents consist of money market funds carried at cost which is equal to market value. Significant noncash investing and financing activities are discussed in Notes 7 and 9.

      Cash and Cash Expenditures - Cash and cash equivalents include money market securities stated at cost, which approximates market value.

      Investments - The Company's short-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity.

      A portion of the funds provided by a public offering of the Company's common stock in 1996 are currently being held for investment until such time that the funds are needed by the Company for operations and capital expenditures. As of the end of 1996, short-term investments were comprised primarily of certificates of deposit, commercial paper, corporate notes and U.S. government treasury and agency notes with maturity dates within 12 months of the date of investment.

      Fair Value of Financial Instruments - The Company's financial instruments include cash and equivalents, customer receivables, accounts payable, and certain other accrued liabilities. The carrying amounts of these items are a reasonable estimate of their fair values.

      Revenue Recognition - The Company recognizes product revenues upon shipment of the related product. The Company provides a reserve for its estimate of warranty costs at the time of shipment.

      Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

      Recently Issued Accounting Standard - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation effective for the fiscal year ended December 28, 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed under provisions of SFAS No. 123, the Company has chosen to continue the intrinsic value based method and provide pro forma disclosures of net earnings and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company has elected to adopt only the disclosure requirements of SFAS No. 123; therefore such adoption had no effect on the Company's consolidated net loss or cash flows. See Note 9.

      The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of effective for the fiscal year ended December 28, 1996. This statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Implementation did not have a material impact on the Company's financial statements.

2.    FINANCIAL POSITION AND LIQUIDITY

      In July 1996, the Company sold, through an underwritten public offering, 1,644,000 shares of common stock at $12.00 per share. Included in the 1,644,000 shares are 144,000 shares sold pursuant to an underwriters' over-allotment option. Also issued to the underwriters in connection with the public offering were five-year warrants to purchase 164,400 shares of the Company's common stock at $14.40 per share. The warrants are currently exercisable and include a net exercise provision. Net cash proceeds received by the Company related to this offering were approximately $17,591,000. Underwriters' commissions, the fair value of warrants issued to the underwriters, and approximately $1,050,000 of other estimated costs have been recorded as an offset to common stock at the closing of the offering.

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

3.    SHORT-TERM INVESTMENTS

      Short term investments available-for-sale are summarized as follows as of December 28, 1996:


                                                                 Gross                Gross
                                           Amortized           Unrealized           Unrealized             Fair
                                             Cost                Gains                Losses               Value
                                        ---------------     ----------------     ----------------     ---------------
      Debt instruments issued by:
            Federal government and
            its agencies                $       636,715     $            997     $             0      $       637,712
            Corporations                      9,989,624                5,072                (418)           9,994,278
                                        ---------------     ----------------     ----------------     ---------------
      Short-term investments            $    10,626,339     $          6,069     $          (418)     $    10,631,990
                                        ===============     ================     ================     ===============

      The Company classifies those investments which mature in less than one year as short-term investments.

4.    INVENTORIES

      Inventories consist of the following:


                                                     Fiscal Year Ended
                                  --------------------------------------------------------

                                      December 28, 1996              December 30, 1995
                                  -------------------------      -------------------------
               Finished goods     $               1,639,444      $                 397,462
               Work-in-process                      648,622                        540,673
               Raw materials                        538,154                        436,029
                                  -------------------------      -------------------------
                        Total     $               2,826,220      $               1,374,164
                                  =========================      =========================

5.    LEASES

      The Company leases offices, laboratory and manufacturing space under noncancelable operating leases. In 1996 the Company entered into a lease agreement on a new manufacturing facility to be located within 50 miles of its current facility. This building, when completed, will accommodate all of the Company's manufacturing, engineering and administrative activities. The building is scheduled to be completed and ready for occupancy in mid 1997. The Company will invest approximately $5 to $7 million in equipment and leasehold improvements to the building prior to occupancy. Annual lease payments will initially be approximately $657,000 for a lease term of 15 years and will commence four months after the landlord has delivered the completed building shell to the Company. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600, which the Company paid in 1996 and is reported in other assets at the end of 1996. A significant portion ($750,000) of the security deposit can be reduced or eliminated before the end of the initial lease term if the Company meets certain criteria as specified by the contract. Future minimum lease payments as of December 28, 1996, including payments for the new manufacturing facility, are noted below:

                                           As of
                                    December 28, 1996
                                   --------------------
      Fiscal year:
      1997                          $          511,996
      1998                                     816,981
      1999                                     763,555
      2000                                     656,705
      2001                                     656,705
      Thereafter                             6,895,405
                                   -------------------
      Total                         $       10,301,347
                                   ===================

      Rent expense for all operating leases was $200,121 in 1996, $180,324 in 1995 and $165,019 in 1994.


6.    OTHER ASSETS

      As of December 28, 1996, the Company had a long-term purchase commitment for mechanical valves for its VAD of approximately $1,200,000 from a supplier who stopped production of these valves in 1995 but will continue to ship its existing stock to the Company. As of December 30, 1995, deposits related to this agreement were $192,000 included in current assets and $98,000 included in other assets. All of these deposits were applied to purchases made in 1996. The Company anticipates this supply will be sufficient to satisfy its needs for at least the next twelve months. The Company must qualify a replacement valve or qualify a new vendor for the current valves. The Company has identified a new vendor and has begun negotiations for additional supply.

7.    LONG-TERM DEBT

      In 1994, the Company placed $1.675 million of convertible secured debt with private lenders. The notes were convertible into common stock at rates ranging from $4.92 to $6.38 per share, bore interest at 11% and were due in three years. The debt was secured by the royalties payable pursuant to the Licensing Agreement with COBE Laboratories, Inc. ("COBE") (see Note
      10), all accounts receivable, equipment and inventory. Five-year warrants to purchase 210,201 shares of Thoratec common stock at $6.38 per share were also issued with the convertible notes.

      In the first quarter of 1996, all $1.675 million of these notes were converted into 342,537 shares of common stock, according to the terms of the original transaction. In connection with this conversion, the Company reduced the exercise price of the related five-year warrants to $4.50 per share for a thirty day period. All warrants issued in connection with the above noted convertible secured debt (representing 213,720 shares as adjusted for antidilutive provisions) were exercised for a total of approximately $960,000. As all warrants were exchanged and the exercise price reduced, $378,000 of noncash debt conversion expense was recorded.

8.    COMMON AND PREFERRED STOCK

      The Company has authorized 100,000,000 no par common shares, and 2,500,000 shares of preferred stock, of which 540,541 shares have been designated Series A and 500,000 shares designated Series B. On April 26, 1996, the Board of Directors authorized a one-for-three reverse split of the Company's common stock which was approved by the shareholders on June 3, 1996. All references in the consolidated financial statements to number of shares, per share amounts and prices of the Company's common stock have been retroactively restated to reflect the decreased number of common shares outstanding. For other common stock transactions, see Note 2.

      The Series A preferred stock is entitled to cumulative annual dividends of $1.30 per share and has a liquidation preference of $9.25 plus cumulative unpaid dividends. The Company may redeem the Series A preferred stock at any time for its liquidation preference. Each share of preferred stock is convertible into one-third shares of common stock, after adjusting for earned but unpaid dividends. At December 28, 1996, no shares of Series A preferred stock were outstanding.

      Series B preferred stock is senior to Series A in all preferences. Series B is entitled to cumulative annual dividends of $.96 per share and has a liquidation preference of $8.00 plus cumulative unpaid dividends. The Series B preferred stock is redeemable by the Company five years after issuance for $8.00 per share plus cumulative unpaid dividends. Each share of Series B preferred stock is convertible at any time into three and one-third shares of common stock and has certain anti-dilution provisions. Series B preferred votes on an as-converted basis. At December 28, 1996, no shares of the Series B preferred stock were outstanding.

9.    OPTIONS AND WARRANTS

      In 1993, the Directors approved the 1993 Stock Option Plan ("1993 SOP"), which permits the Company to grant options to purchase up to 666,667 shares of common stock. During 1996, 1995, and 1994, 69,693, 66,667 and 45,000 shares, respectively, were granted under this plan.

      In the first quarter of 1996, the Directors adopted the 1996 Stock Option Plan ("1996 SOP") and the 1996 Nonemployee Directors Stock Option Plan ("Directors Option Plan"). The 1996 SOP consists of two parts. Part one permits the Company to grant options to purchase up to 500,000 shares of common stock. During 1996, 184,333 options were granted at fair market value under this Part of the Plan. Part One of the 1996 SOP was approved by Shareholders at the Annual Meeting of Shareholders held on June 3, 1996. In September of 1996, certain of these options were repriced to $12 per share from prices that ranged between $16.125 and $17.625 per share. Part Two related to the Chief Executive Officer (CEO) and permits the Company to grant non-qualified options to the CEO to purchase up to 333,333 shares of common stock. During 1996, 333,333 options were granted at fair market value under this Part of the Plan. Part Two of the 1996 SOP required Director approval only. The Directors Option Plan permits the Company to grant options to purchase up to 150,000 shares of common stock. The Company currently has five non-employee directors who are eligible to participate in the Directors Option Plan. During 1996, 16,665 options were granted at fair market value. The Directors Option Plan was approved by Shareholders at the Annual Meeting of Shareholders held on June 3, 1996.

      Including the 1993 SOP, the 1996 SOP, the Directors Option Plan, and several older plans, the Company had eight common stock option plans. Options may be granted by the Board of Directors at fair market value at the date of grant. Options under plans become exercisable within four or five years of grant and expire between five and ten years from date of grant. At December 28, 1996, 572,042 common shares remain available for grant.

      Agreements have been entered into with selected consultants whereby options to purchase the Company's common stock were accepted by these consultants as partial payment for the services they render to the Company. The fair market value of the consulting service is the basis for recording the transaction in the Company's financial records and is recognized as the related services are performed. Options issued under these agreements totaled 61,358 and are included in the grant activity previously discussed.

      The Company applies APB Opinion 25 and related Interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and net loss per share would have been increased to the proforma amounts indicated in the following table. As 1996 is the initial phase-in period for applying this Statement, the proforma results indicated are not necessarily representative of the effects on proforma disclosures of net income for future periods as they exclude options that were granted prior to January 1, 1995, with vesting periods in 1995 and later.

                                                         Fiscal Year
                                               ---------------------------------
                                                     1996              1995
                                               --------------      -------------
Net Loss                           As reported     $ (3,262,741)   $ (1,894,166)
                                   Pro Forma         (5,182,741)     (1,944,166)

Primary and fully diluted loss
per common and common              As reported   $       (.20)    $       (.13)
equivalent share                   Pro Forma             (.31)            (.13)

      The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1996 and 1995 under the 1993 SOP, the 1996 SOP and the Directors Option Plan: risk-free interest rates of 5.81% in 1996 and 6.14% in 1995; expected volatility of 67% for both years; expected lives in both years of two years beyond each incremental vesting period (total life of 2-1/2 to 7 years, depending upon each grant's individual vesting schedule). No dividends are assumed for any plan in either year.

Option activity is summarized as follows:

                                                      Number of                     Weighted Average
                                                       Options                       Exercise Price
                                                ----------------------            ---------------------
Outstanding at fiscal year end 1993
(672,306 exercisable)                                        1,360,945                  $         1.44
      Granted                                                   45,000                            7.13
      Canceled                                                (16,533)                            1.56
      Exercised(1)                                            (91,846)                            0.75
                                                ----------------------            ---------------------
Outstanding at fiscal year end 1994
(721,891 exercisable at $1.20 weighted
average exercise price per share)                            1,297,566                  $         1.68
      Granted ($3.81 weighted average
      fair value per share)                                     66,667                            6.28
      Canceled                                                (14,079)                            1.49
      Exercised (2)                                           (49,329)                            1.31
                                                ----------------------            ---------------------
Outstanding at fiscal year end 1995
(807,468 exercisable at $1.37 weighted
average exercise price per share)                            1,300,825                  $         1.94
      Granted ($7.71 weighted average
      fair value per share)                                    604,024                           14.14
      Canceled and expired                                   (183,473)                            6.06
      Exercised (3)                                          (146,185)                            1.47
                                                ----------------------            ---------------------
Outstanding at fiscal year end
1996 (783,396 exercisable at $2.18
weighted average exercise price per
share)                                                       1,575,191                  $         6.18
                                                ======================            =====================

(1) Includes 79,032 options exercised for $54,147 cash and 12,814 options exercised by exchange for 2,065 shares of common stock which were canceled.
(2) Includes 44,290 options exercised for $59,053 cash and 5,039 options exercised by exchange for 832 shares of common stock, which were canceled.
(3) Includes 110,204 options exercised for $166,480 cash and 35,981 options exercised by exchange for 3,518 shares of common stock, which were canceled.

   The status of options outstanding as of December 28, 1996 is summarized as follows:


                                                Options Outstanding                                  Options Exercisable
                            -----------------------------------------------------------      ------------------------------------
                                                      Weighted
                                                      Average              Weighted                                  Weighted
                                                     Remaining              Average                                   Average
      Range of                  Number              Contractual            Exercise              Number              Exercise
   Exercise Prices            Outstanding               Life                 Price            Exercisable              Price
---------------------       ---------------       ----------------      ---------------      --------------       ---------------
  $.18-$.75                         393,444          1.9 years          $           .63             377,539       $           .64
  $1.14 to $2.625                   522,724          5.4 years                     2.15             355,432                  2.15
  $6.00 to $7.125                   111,666          8.3 years                     6.62              31,334                  6.77
  $9.00 to $12.00                   172,667          9.5 years                    10.34                   0                     0
  $15.00 to $17.625                 361,358          9.0 years                    15.05               5,759                 15.75
  $30.00                             13,332          9.4 years                    30.00              13,332                 30.00
                            ---------------       ----------------      ---------------      --------------       ---------------
  $.18 to $30.00                  1,575,191          6.1 years          $          6.18             783,396       $          2.18
                            ===============       ================      ===============      ==============       ===============

      In the second quarter of 1996 the Company amended the terms of an outstanding warrant to purchase 666,667 shares of the Company's common stock at $.003 per share to add a net exercise provision. Subsequently, the warrant was exercised using this provision and the Company issued 666,584 shares of stock to the warrant holder and withheld 83 shares to effect the exercise. For other warrant transactions, see Note 2.

10.    RELATED PARTIES

      In 1992 the Company entered into an agreement to sell common stock, representing 26% of the Company, to COBE Laboratories, Inc., which included several provisions, including two seats on the Company's Board of Directors for COBE designees, a standstill agreement, and a participation agreement for future financings. The Company and COBE also finalized a licensing, manufacturing, and distribution agreement which provides for a royalty-bearing license to the Company's biomaterial technology for use in certain of COBE's products, the right for the Company to manufacture these biomaterials for a period of time before the royalty provisions become effective, a provision that COBE and the Company negotiate for COBE to be the distributor of certain future products of the Company, and a right of COBE to first negotiation on certain future licensing rights. For the fiscal years 1996, 1995 and 1994, COBE purchases of materials from the Company under the manufacturing agreement totaled $99,000, $87,000 and $90,000, respectively.

      Receivables at the end of fiscal 1995 included $92,000 from COBE affiliates. There were no receivables outstanding from COBE affiliates at the end of fiscal 1996.

      For other related party transactions, see Note 12.

11.     TAXES ON INCOME

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

        Significant components of the Company's net deferred taxes are as follows:

                                                           Fiscal Year Ended
                                            -----------------------------------------------

                                              December 28, 1996        December 30, 1995
                                            ---------------------    ----------------------

        Deferred tax assets:
          Federal tax loss carryforward
          (as adjusted for the limitation
          on change in ownership)             $         5,400,000       $         4,198,000
          State tax loss carryforward                     325,000                   585,000
          Other, net                                       60,000                    19,000
                                            ---------------------    ----------------------
        Total                                           5,785,000                 4,802,000

          Less:  Valuation allowance                   (5,785,000)               (4,802,000)
                                            ---------------------    ----------------------
                                                           --                        --
                                            =====================    ======================

        At December 28, 1996, the Company had net operating loss ("NOL") carryforwards of approximately $15,900,000. The majority of such carryforwards expire from 2002 through 2011. Use of the $7.4 million NOL which arose prior to the greater than 50% change in ownership which occurred in 1992 is limited to approximately $440,000 per year due to such change.

        Due to these limitations and due to the fact that the Company has sustained cumulative losses, the potential future benefit from these deferred assets are fully reserved by means of a valuation allowance and will therefore produce a financial statement benefit if and when utilized.

12.     GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

        The Company's sales for each year are shown in the table below for each major geographic area:

                                                      Fiscal Year
                                      ------------------------------------------
                                          1996           1995             1994
                                      ----------      ----------      ----------
        Export sales:
              Europe                  $1,731,642      $1,524,080      $  777,446

              All Other                  302,170         438,462         550,055
                                      ----------      ----------      ----------
                    Subtotal           2,033,812       1,962,542       1,327,501

        Domestic sales                 5,468,724       1,526,057       1,436,131
                                      ----------      ----------      ----------
                    Total             $7,502,536      $3,488,599      $2,763,632
                                      ==========      ==========      ==========

       Included in European sales for 1996, 1995 and 1994 are $116,674, $688,610 and $729,566, respectively, of sales to COBE and its affiliates, which began distributing the Company's Thoratec(R) VAD System in several European markets in late 1992. In the Spring of 1995, Thoratec signed an agreement with Arrow International ("Arrow") to take over the distribution in most of the COBE territories. Included in European sales for 1996 and 1995 are $1,476,253 and $632,639, respectively, of sales to Arrow.

       Included in domestic sales for 1996 are approximately $250,000 of income earned from the rental of certain Company product.

13.    COMMITMENTS

       In January 1996, the Company entered into a four-year employment agreement with a key executive officer. This employment agreement provides for, among other provisions, a minimum base salary, an annual bonus based on performance, a severance package and the issuance of 333,333 non-qualified stock options. See Notes 5, 6 and 9.

14.    SUBSEQUENT EVENT

       Effective January 1997, the Company introduced a 401(k) plan for its employees. Subject to certain limitations, employees may elect to set aside up to 18% of earnings in tax-deferred accounts. In addition, the Company may provide matching contributions on up to 6% of the employee's compensation according to plan provisions.