Form 10-Q
period 1997-03-29
THORATEC LABORATORIES CORP
filed 1997-05-07
CIK 350907

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 1997 or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________


COMMISSION FILE NUMBER:  1-8145


                        THORATEC LABORATORIES CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                    California                                 94-2340464
------------------------------------------------         -----------------------
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
               Organization)                               Identification No.)

 2023 Eighth Street, Berkeley, California                         94710
-------------------------------------------              -----------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:  (510) 841-1213



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         As of May 2, 1997 registrant had 18,013,236 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       March 29,          December 28,
                                                         1997                 1996
                                                     ------------         ------------
ASSETS
Current Assets:

Cash and cash equivalents                            $  6,972,130         $  5,348,000
Short-term investments available-for-sale               6,095,882           10,631,990
Receivables                                             1,438,797              833,700
Inventories (Note 3)                                    2,988,590            2,826,220
Prepaid expenses and other                                177,180              266,519
                                                     ------------         ------------
Total current assets                                   17,672,579           19,906,429
Equipment and leasehold improvements, at cost           3,276,859            3,043,188
Accumulated depreciation and amortization              (1,954,205)          (1,908,667)
                                                     ------------         ------------
Equipment and leasehold improvements - net              1,322,654            1,134,521
Other Assets                                              935,821              929,495
                                                     ------------         ------------
TOTAL ASSETS                                         $ 19,931,054         $ 21,970,445
                                                     ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                     $    911,857         $  1,352,732
Accrued compensation                                      467,747              527,497
Other                                                     563,209              760,326
                                                     ------------         ------------
Total current liabilities                               1,942,813            2,640,555
Commitments
Shareholders' Equity:
Common shares, 100,000,000 authorized;
   issued and outstanding 17,974,591 in 1997
   and 17,942,117 in 1996                              63,531,561           63,519,139
Paid-in capital                                         2,472,237            2,471,877
Accumulated deficit                                   (48,008,349)         (46,679,195)
Unrealized gain on investments - net                        2,163                5,651
Cumulative translation adjustment                          (9,371)              12,418
                                                     ------------         ------------
Total shareholders' equity                             17,988,241           19,329,890
                                                     ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 19,931,054         $ 21,970,445
                                                     ============         ============

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                              --------------------------------
                                                March 29,           March 30,
                                                  1997                1996
                                              ------------         -----------
Revenue:
   Product sales - net                        $  1,841,680         $ 1,301,649
   Interest and other income                       203,519              38,621
                                              ------------         -----------
   Total revenue                                 2,045,199           1,340,270
                                              ------------         -----------
Costs and expenses:
   Costs of products sold                          837,797             821,899
   Research and development                      1,222,136             605,587
   Selling, general and administrative           1,314,420             733,055
   Debt conversion expense                                             378,295
   Interest expense                                                     45,811
                                              ------------         -----------
   Total costs and expenses                      3,374,353           2,584,647
                                              ------------         -----------
Net loss                                      $ (1,329,154)        $(1,244,377)
                                              ============         ===========
Net loss per common share                     $       (.07)        $      (.08)
                                              ============         ===========
Weighted average number of common
shares outstanding                              17,968,399          15,126,390

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                   --------------------------------
                                                                     March 29,           March 30,
                                                                       1997                 1996
                                                                   ------------         -----------
Cash flows from operating activities:
    Net loss                                                       $ (1,329,154)        $(1,244,377)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Debt conversion expense                                                             378,295
        Common stock options granted for services                           360              15,000
        Depreciation and amortization                                    48,663              30,109
        Changes in assets and liabilities:
            Receivables                                                (605,097)             28,626
            Prepaid expenses and other                                   89,339              74,635
            Inventories                                                (162,370)             27,038
            Other assets                                                 (9,451)            (29,929)
            Accounts payable and other liabilities                     (433,107)             22,767
                                                                   ------------         -----------
Net cash used in operating activities                                (2,400,817)           (697,836)
                                                                   ------------         -----------
Cash flows from investing activities:
    Purchases of short-term investments available-for-sale          (12,338,163)
    Maturities of short-term investments available-for-sale          12,700,000
    Sales of short-term investments available-for-sale                4,170,783
    Capital expenditures                                               (520,095)            (44,369)
                                                                   ------------         -----------
        Net cash provided by (used in) investing activities           4,012,525             (44,369)
                                                                   ------------         -----------

Cash flows from financing activities:
    Common stock issued upon exercise of warrants                                           961,739
    Common stock issued upon exercise of options                         12,422              94,307
                                                                   ------------         -----------
        Net cash provided by financing activities                        12,422           1,056,046
                                                                   ------------         -----------
Net increase in cash and cash equivalents                             1,624,130             313,841
Cash and cash equivalents at beginning of period                      5,348,000           1,645,523
                                                                   ------------         -----------
Cash and cash equivalents at end of period                         $  6,972,130         $ 1,959,364
                                                                   ============         ===========
Noncash Financing Transaction:
        Conversion of long-term debt into common stock             $                    $ 1,675,000
Other Cash Flow Information:
        Interest paid                                              $                    $    45,811

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at March 29, 1997 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the annual consolidated financial statements and notes of the Company. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

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

2.       RECENTLY ISSUED ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

         SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         If SFAS 128 had been in effect during the current and prior periods, basic EPS and diluted EPS would not have been significantly different than primary EPS and fully diluted EPS currently reported for the periods. Fully diluted EPS, as with diluted EPS, is not reported due to its antidilutive effect on EPS.

3.   INVENTORIES

     Inventories consist of the following:



                                     March 29,       December 28,
                                       1997              1996
                                    ----------       ------------
             Finished goods         $1,606,358        $1,639,444
             Work in process           849,717           648,622
             Raw materials             532,515           538,154
                                    ----------        ----------
             Total                  $2,988,590        $2,826,220
                                    ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Liquidity and Capital Resources

At the end of the first quarter of 1997 the Company had working capital of $15,730,000 compared with $17,266,000 at the end of 1996. The decrease in working capital was due primarily to the use of short-term investments to support ongoing operations as well as planned new manufacturing facility construction activities during the first quarter of 1997. The decreases in short-term investments, accounts payable and other accrued liabilities was partially offset by increases in receivables and inventories. Receivables increased principally due to higher sales in March compared to December. Inventories increased in preparation for planned increases in sales activity. Accounts payable and accrued liabilities decreased due to lower balances outstanding from capital asset construction, research and development material purchases, and other operating items.

While the Company believes it has sufficient funds for its current business plan it expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing and marketing and on research and development of new product lines. As a result, the Company expects to incur net losses for at least the current year. There can be no assurance that the Company will achieve profitability or positive cash flow.

The Company does not expect that inflation will have a material impact on its operations.

Results of Operations

Product sales in the first quarter of 1997 were approximately $1,842,000 compared to $1,302,000 in the first quarter of 1996. The $540,000, or 42%, increase is primarily the result of increased sales in the United States following approval of the Company's VAD System by the Food and Drug Administration in late 1995, the establishment of a domestic sales and marketing organization in 1996, and the implementation of a rental program whereby hospitals can rent certain of the Company's products. In February 1997, the Company notified its largest European distributor of its VAD products that it intended to expand its marketing efforts in Europe and would be terminating the distribution agreement with the distributor effective mid-1997 and begin distributing its VAD products directly to hospitals. European sales during the first quarter of 1997 decreased approximately $200,000 as this distributor reduced orders in preparation for termination of the distribution agreement with the Company. Interest and other income increased approximately $165,000 to $204,000 due to higher cash balances, primarily as a result of proceeds received from the Company's public stock offering in July 1996. Cost of sales in 1997 increased $16,000, or 2%, as a result of higher sales volume partially offset by reduced expenditures incurred to upgrade existing investigational center equipment. Gross margins increased from 37% in 1996 to 55% in 1997 due principally to the ability of the Company to raise selling prices of its VAD products beginning in the second quarter of 1996. Research and development expenses for the first quarter of 1997 increased $617,000, or 102%, compared to the first quarter of 1996 due to increased costs associated with the development of the Company's portable VAD driver, the TLC-II, and its graft products. Selling, general and administrative expenses in the first quarter of 1997 increased $581,000, or 79%, compared to the first quarter of 1996, due to expanded domestic and international marketing and sales efforts, corporate and legal expenses associated with trademark and patent submissions, investor relations and annual report preparation, and general support needed for expected growth. There was no debt conversion expense or interest expense in the first quarter of 1997 because all $1,675,000 of convertible notes issued in 1994 were converted into common stock in the first quarter of 1996.


Forward-Looking Statements

The portions of this report that relate to future plans, events or performance are forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties, including announcements by the Company's competitors, risks related to the government regulatory approval processes, delays in facility construction, delays in product development and new product introductions, rapidly changing technology, an intensely competitive market, market acceptance of new products, relationships with foreign distributors, reimbursement policies and general economic conditions. These factors, and others, are discussed more fully in the Company's Form 10-K dated February 14, 1997 and the Company's other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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



                                     THORATEC LABORATORIES CORPORATION



Date:     May 7, 1997                           /s/ D. KEITH GROSSMAN
         ------------------        ---------------------------------------------

                                    D. Keith Grossman, Chief Executive Officer



Date:     May 7, 1997                           /s/ CHERYL D. HESS
         ------------------        ---------------------------------------------

                                     Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX



 Exhibit Number                            Document
 --------------                            --------
       11          Statement Re:  Computation of Per-Share Earnings

       27          Financial Data Schedule