Form 10-Q
period 1997-06-28
THORATEC LABORATORIES CORP
filed 1997-07-30
CIK 350907

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     ________________


COMMISSION FILE NUMBER:  1-8145


                        THORATEC LABORATORIES CORPORATION
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



        California                                     94-2340464
-----------------------------------        ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)



 2023 Eighth Street, Berkeley, California                     94710
-------------------------------------------        ----------------------------
(Address of Principal Executive Offices)                    (Zip Code)



Registrant's telephone number, including area code:  (510) 841-1213



            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No
                                               ---     ---



            As of July 28, 1997, registrant had 18,044,526 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                              June 28,         December 28,
                                                                1997               1996
                                                            ------------      ------------
ASSETS
Current Assets:
Cash and cash equivalents                                   $  5,915,984      $  5,348,000
Short-term investments available-for-sale                      6,217,607        10,631,990
Receivables                                                    1,419,834           833,700
Inventories (Note 3)                                           2,716,778         2,826,220
Prepaid expenses and other                                        84,923           266,519
                                                            ------------      ------------
Total current assets                                          16,355,126        19,906,429
Equipment and leasehold improvements, at cost                  2,735,555         2,509,099
Construction in progress                                       2,921,983           534,089
Accumulated depreciation and amortization                     (2,000,922)       (1,908,667)
                                                            ------------      ------------
Equipment and leasehold improvements - net                     3,656,616         1,134,521
Other Assets                                                     939,739           929,495
                                                            ------------      ------------
TOTAL ASSETS                                                $ 20,951,481      $ 21,970,445
                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                            $  2,552,553      $  1,352,732
Accrued compensation                                             684,453           527,497
Product sales advances                                           268,393           267,128
Other                                                            229,814           493,198
                                                            ------------      ------------
Total current liabilities                                      3,735,213         2,640,555

Commitments (Note 4)

Shareholders' Equity:
Common shares, 100,000,000 authorized; issued and
  outstanding 18,043,236 in 1997 and 17,942,117 in 1996       63,581,412        63,519,139
Paid-in capital                                                2,481,469         2,471,877
Accumulated deficit                                          (48,838,105)      (46,679,195)
Unrealized gain on investments - net                                 362             5,651
Cumulative translation adjustment                                 (8,870)           12,418
                                                            ------------      ------------
Total shareholders' equity                                    17,216,268        19,329,890
                                                            ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 20,951,481      $ 21,970,445
                                                            ============      ============

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months                          Six Months
                                                       Ended                                 Ended
                                          ------------------------------      ------------------------------

                                             June 28,          June 29,          June 28,          June 29,
                                              1997              1996              1997              1996
                                          ------------      ------------      ------------      ------------

Revenue:                                  $  2,707,977      $  2,162,790      $  4,436,057      $  3,464,439
  Product sales - net                          124,720            24,800           238,320            24,800
  Rental income                                186,972            38,609           390,491            77,230
  Interest and other income
                                          ------------      ------------      ------------      ------------


  Total revenue                              3,019,669         2,226,199         5,064,868         3,566,469
                                          ------------      ------------      ------------      ------------



Costs and expenses:
  Costs of products sold                     1,237,450           817,921         2,075,247         1,639,820
  Research and development                   1,091,652           865,938         2,313,788         1,471,525
  Selling, general and administrative        1,520,323           799,171         2,834,743         1,532,226
  Debt conversion expense                                                                            378,295
  Interest expense                                                                                    45,811
                                          ------------      ------------      ------------      ------------



  Total costs and expenses                   3,849,425         2,483,030         7,223,778         5,067,677
                                          ------------      ------------      ------------      ------------



Net loss                                  $   (829,756)     $   (256,831)     $ (2,158,910)     $ (1,501,208)
                                          ============      ============      ============      ============


Net loss per common share                 $       (.05)     $       (.02)     $       (.12)     $       (.10)
                                          ============      ============      ============      ============



Weighted average number of
common shares outstanding                   18,016,473        15,837,512        17,992,435        15,481,950



    See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                         -------------------------------
                                                                         June 28, 1997     June 29, 1996
                                                                         -------------     -------------
Cash flows from operating activities:
   Net loss                                                               $ (2,158,910)     $ (1,501,208)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Debt conversion expense                                                                     378,295
     Common stock options granted for services                                   9,592            59,980
     Depreciation and amortization                                             101,093            62,003
   Changes in assets and liabilities:
          Receivables                                                         (586,134)         (633,253)
          Prepaid expenses and other                                           181,596           192,844
          Inventories                                                          109,442          (299,260)
          Other assets                                                         (16,494)            1,372
          Accounts payable and other liabilities                              (160,386)          325,264
                                                                          ------------      ------------

      Net cash used in operating activities                                 (2,520,201)       (1,413,963)
                                                                          ------------      ------------

Cash flows from investing activities:
     Purchases of short-term investments available-for-sale                (37,207,536)
     Maturities of short-term investments available-for-sale                36,295,000
     Sales of short-term investments available-for-sale                      5,321,630
     Capital expenditures                                                   (1,383,182)         (108,693)
                                                                          ------------      ------------

      Net cash provided by (used in) investing activities                    3,025,912          (108,693)
                                                                          ------------      ------------

Cash flows from financing activities:
     Common stock issued upon exercise of warrants                                               961,739
     Common stock issued upon exercise of options                               62,273           151,551
     Deferred financing charges -- net                                                          (183,206)
                                                                          ------------      ------------

      Net cash provided by financing activities                                 62,273           930,084
                                                                          ------------      ------------
Net increase (decrease) in cash and cash equivalents                           567,984          (592,572)

Cash and cash equivalents at beginning of period                             5,348,000         1,645,523
                                                                          ------------      ------------


Cash and cash equivalents at end of period                                $  5,915,984      $  1,052,951
                                                                          ============      ============

Noncash Financing Transactions:
     Conversion of long-term debt into common stock                       $                 $  1,675,000

Noncash Investing Transactions:
     Construction costs in accounts payable                               $  1,520,180      $

Other Cash Flow Information:
     Interest paid                                                        $                 $     45,811


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

    The interim consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at June 28, 1997 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

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

3.  INVENTORIES

    Inventories consist of the following:



                                   June 28,            December 28,
                                     1997                  1996
                                  ----------            ----------
Finished goods                    $1,503,796            $1,639,444

Work in process                      577,807               648,622

Raw materials                        635,175               538,154
                                  ----------            ----------


Total                             $2,716,778            $2,826,220
                                  ==========            ==========


4.  COMMITMENTS

    In February 1997, the Company notified its largest European VAD products distributor that it intended to expand its marketing efforts in Europe and begin distributing its VAD products directly to hospitals and therefore would be terminating the distribution agreement with the distributor effective July 1997. According to the distribution agreement, the Company or its appointed successor distributor will purchase equipment and inventory meeting certain requirements and specifications held by the distributor as of the termination date. The Company estimates that approximately $340,000 of goods may be subject to repurchase by the Company. The estimated income statement impact of this distributor agreement termination has been accrued as of June 28, 1997.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION


Liquidity and Capital Resources

At the end of the second quarter of 1997 the Company had working capital of $12,620,000 compared with $17,266,000 at the end of 1996. The decrease in working capital was due primarily to planned expenditures related to the construction of the Company's new manufacturing facility. In addition, ongoing operations contributed to the decrease in working capital. Receivables increased principally as a result of higher sales in June compared to December. Prepaid expenses and other decreased primarily from amortization of insurance premiums. Other operating assets and liabilities did not fluctuate significantly from the end of the year.

While the Company believes it has sufficient funds for its current business plan for at least the next twelve months it expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing and marketing and on research and development. As a result, the Company expects to incur net losses for at least the current year. There can be no assurance that the Company will achieve profitability or positive cash flow.

The Company does not expect that inflation will have a material impact on its operations.

Results of Operations

Fiscal Quarters Ended June 28, 1997 and June 29, 1996

Product sales in the second quarter of 1997 were approximately $2,708,000 compared to $2,163,000 in the second quarter of 1996. The $545,000, or 25%, increase is primarily the result of increased sales of the Company's VAD System in the United States, the establishment of a domestic sales and marketing organization in 1996, and an increase in the number of hospitals using the Company's VAD System. Partially offsetting this increase is a decrease in European VAD sales of $374,000 in the second quarter of 1997 compared to the second quarter of 1996 as a result of the Company's largest European VAD products distributor reducing its orders in preparation for the termination of the distribution agreement with the Company effective July 1997. In February 1997, the Company notified this distributor that it intended to expand its marketing efforts in Europe and begin distributing its VAD products directly to hospitals. In June 1996, the Company implemented a rental program whereby hospitals can rent certain of the Company's products on a short-term basis. Rental income in the second quarter of 1997 was approximately $125,000 compared to $25,000 in the second quarter of 1996. Interest and other income increased approximately $148,000 to $187,000 due to higher cash balances, primarily as a result of proceeds received from the Company's public stock offering in July 1996. Cost of sales in 1997 increased $420,000, or 51%, as a result of higher sales volume partially offset by reduced expenditures incurred to upgrade existing investigational center equipment. Gross margins decreased from 63% in 1996 to 56% in 1997 due in large part to the mix of products sold, there being proportionately more drivers sold in the second quarter of 1997 than in the second quarter of 1996. Research and development expenses for the second quarter of 1997 increased $226,000, or 26%, compared to the second quarter of 1996 due to increased costs associated with the development of the Company's portable VAD driver, the TLC-II, and its graft products. Selling, general and administrative expenses in the second quarter of 1997 increased $721,000, or 90%, compared to the second quarter of 1996, due to expanded domestic and international marketing and sales efforts, including costs associated with going direct in Europe, general corporate and legal expenses, investor relations, and general support needed for expected growth, including increased personnel.

Six Months Ended June 28, 1997 and June 29, 1996

Product sales in the first six months of 1997 were approximately $4,436,000 compared to $3,464,000 in the first six months of 1996. The $972,000, or 28%, increase is primarily the result of increased sales of the Company's VAD System in the United States, the establishment of a domestic sales and marketing organization in 1996, and an increase in the number of hospitals using the Company's VAD System. Partially offsetting this increase is a decrease in European VAD product sales of $593,000 in the first six months of 1997 compared to the first six months of 1996 as a result of the Company's largest European VAD products distributor reducing its orders in preparation for the termination of the distribution agreement with the Company effective July 1997. In February 1997, the Company notified this distributor that it intended to expand its marketing efforts in Europe and begin distributing its VAD products directly to hospitals. In June 1996, the Company implemented a rental program whereby hospitals can rent certain of the Company's products on a short-term basis. Rental income in the first six months of 1997 was approximately $238,000 compared to $25,000 in the first six months of 1996. Interest and other income increased approximately $313,000 to $390,000 due to higher cash balances, primarily as a result of proceeds received from the Company's public stock offering in July 1996. Cost of sales in 1997 increased $435,000, or 27%, as a result of higher sales volume. Gross margins increased from 53% in 1996 to 56% in 1997 due to increases in the average selling prices of many of its products in the second quarter of 1996 partially offset by proportionately more drivers being sold in 1997 than in 1996. Research and development expenses for the first six months of 1997 increased $842,000, or 57%, compared to the first six months of 1996 due to increased costs associated with the development of the Company's portable VAD driver, the TLC-II, and its graft products. Selling, general and administrative expenses in the first six months of 1997 increased $1,303,000, or 85%, compared to the first six months of 1996, due to expanded domestic and international marketing and sales efforts, including costs associated with going direct in Europe, corporate and legal expenses associated with trademark and patent submissions as well as general corporate activities, investor relations and annual report preparation, and general support needed for expected growth, including increased personnel. There was no debt conversion expense or interest expense in the first six months of 1997 because all $1,675,000 of convertible notes issued in 1994 were converted into common stock in the first quarter of 1996.

Forward-Looking Statements

The portions of this report that relate to future plans, events or performance are forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties, including announcements by the Company's competitors, risks related to the government regulatory approval processes, delays in facility construction, delays in product development and new product introductions, rapidly changing technology, an intensely competitive market, market acceptance of new products, relationships with foreign distributors, reimbursement policies and general economic conditions. These factors, and others, are discussed more fully in the Company's Form 10-K for the year ended December 28, 1996 and the Company's other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The annual meeting of Shareholders was held on May 16, 1997. The following items were voted upon and approved at the meeting:

1. To elect directors to serve for the ensuing year and until their successors are elected.

2.       To approve the Thoratec 1997 Stock Option Plan.

3. To approve amendments to the Thoratec 1996 Nonemployee Directors Stock Option Plan.


                                 Number of Votes

Item #1                                   For                      Withheld
                                          ---                      --------
  Christy W. Bell                     15,412,075                   102,240
  Howard E. Chase                     15,150,777                   363,538
  D. Keith Grossman                   15,412,675                   101,640
  J. Donald Hill                      15,411,650                   102,665
  William M. Hitchcock                15,412,275                   102,040
  George W. Holbrook, Jr.             15,412,593                   101,722






                         For            Against          Abstain       Not Voted
                         ---            -------          -------       ---------

Item #2               11,251,695       1,880,984          13,368       2,368,268


Item #3               14,955,076         226,133          21,776         311,330

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

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



                                              THORATEC  LABORATORIES CORPORATION



Date:            7/30/97                             /s/ D. Keith Grossman
          ----------------------      -----------------------------------------
                                      D. Keith Grossman, Chief Executive Officer



Date:            7/30/97                             /s/ Cheryl D. Hess
          ----------------------      -----------------------------------------
                                        Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX


       Exhibit Number                                    Document
       --------------                                    --------

            10.1                   First Amendment to Lease Agreement Originally
                                   By and Between Main Street Associates and
                                   Thoratec Laboratories Corporation dated July
                                   25, 1996

            10.2(1)                Thoratec 1997 Stock Option Plan

            10.3                   Thoratec 1996 Nonemployee Directors Stock
                                   Option Plan, as amended

            11                     Statement Re: Computation of Per-Share
                                   Earnings

            27                     Financial Data Schedule

-------------
(1) Incorporated by reference to Form S-8, filed by the registrant on July 28, 1997.