Form 10-Q
period 1997-09-27
THORATEC LABORATORIES CORP
filed 1997-11-12
CIK 350907

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______________ to_______________


COMMISSION FILE NUMBER:  1-8145



                        THORATEC LABORATORIES CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           California                                 94-2340464
--------------------------------------        -------------------------
  (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                Identification No.)



       6035 Stoneridge Drive,
       Pleasanton, California                   94588
--------------------------------------       -------------
        (Address of Principal                 (Zip Code)
           Executive Offices)



Registrant's telephone number, including area code:  (510) 847-8600


           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---------

           As of November 10, 1997, registrant had 20,162,365 shares of common stock outstanding.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                    September 27,       December 28,
                                                                         1997               1996
                                                                    ------------        ------------
ASSETS
Current Assets:
Cash and cash equivalents                                           $  4,086,516        $  5,348,000
Short-term investments available for sale                              5,310,654          10,631,990
Receivables                                                            1,454,635             833,700
Inventories (Note 3)                                                   3,188,576           2,826,220
Prepaid expenses and other                                               235,594             266,519
                                                                    ------------        ------------
Total current assets                                                  14,275,975          19,906,429

Equipment and leasehold improvements, at cost                          3,028,687           2,509,099
Construction in progress                                               3,069,139             534,089
Accumulated depreciation and amortization                             (2,061,072)         (1,908,667)
                                                                    ------------        ------------
Equipment and leasehold improvements - net                             4,036,754           1,134,521
Other Assets                                                           1,450,509             929,495
                                                                    ------------        ------------
TOTAL ASSETS                                                        $ 19,763,238        $ 21,970,445
                                                                    ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                    $  2,125,766        $  1,352,732
Accrued compensation                                                     834,815             527,497
Product sales advances                                                   258,885             267,128
Other                                                                    321,829             493,198
                                                                    ------------        ------------
Total current liabilites                                               3,541,295           2,640,555

Commitments

Shareholders' Equity:
Common shares, 100,000,000 authorized; issued and
outstanding 18,153,721 in 1997 and 17,942,117 in 1996                 63,818,627          63,519,139
Paid-in capital                                                        2,481,849           2,471,877
Accumulated deficit                                                  (50,069,403)        (46,679,195)
Unrealized gain on investments - net                                         186               5,651
Cumulative translation adjustment                                         (9,316)             12,418
                                                                    ------------        ------------
Total shareholders' equity                                            16,221,943          19,329,890
                                                                    ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 19,763,238        $ 21,970,445
                                                                    ============        ============



 See notes to condensed consolidated financial statements.




                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                            Three Months                    Nine Months
                                                Ended                          Ended
                                    ----------------------------    ----------------------------


                                    September 27,   September 28,   September 27,   September 28,
                                        1997            1996            1997            1996
                                    ------------    ------------    ------------    ------------

Revenue:
        Product sales - net         $  2,159,034    $  2,002,117    $  6,833,411    $  5,491,356
        Interest and other income        163,146         252,209         553,637         329,739
                                    ------------    ------------    ------------    ------------


 Total revenue                         2,322,180       2,254,626       7,387,048       5,821,095



Costs and expenses:
 Costs of products sold                  874,876         747,229       2,950,123       2,387,049
 Research and development              1,141,615       1,022,571       3,455,403       2,494,096
 Selling, general and
 administrative                        1,536,987       1,157,053       4,371,730       2,689,279
 Debt conversion expense                                                                 378,295
 Interest expense                                                                         45,811
                                    ------------    ------------    ------------    ------------
 Total costs and expenses              3,553,478       2,926,853      10,777,256       7,994,530
                                    ------------    ------------    ------------    ------------

Net loss                            $ (1,231,298)   $   (672,227)   $ (3,390,208)   $ (2,173,435)
                                    ============    ============    ============    ============



Net loss per common share           $       (.07)   $       (.04)   $       (.19)   $       (.13)
                                    ============    ============    ============    ============


Weighted average number of
Common shares outstanding             18,097,725      17,874,666      18,027,534      16,279,521



    See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                   ----------------------------
                                                                   September 27,   September 28,
                                                                        1997           1996
                                                                   ------------    ------------
Cash flows from operating activities:
Net loss                                                           $ (3,390,208)   $ (2,173,435)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Debt conversion                                                                      378,295
   Common stock options granted for services                              9,972          62,212
   Depreciation and amortization                                        167,862          93,918
   Changes in assets and liabilities:
         Receivables                                                   (620,935)       (609,605)
         Prepaid expenses and other                                      30,925          14,995
         Inventories                                                   (362,356)       (959,965)
         Other assets                                                  (551,783)       (796,758)
         Accounts payable and other liabilities                         420,163         971,919
                                                                   ------------    ------------
             Net cash used in operating activities                   (4,296,360)     (3,018,424)
                                                                   ------------    ------------

Cash flows from investing activities:
   Purchases of short-term investments available for sale           (66,211,706)    (47,323,236)
   Maturities of short-term investments available for sale           64,760,000      25,515,000
   Sales of short-term investments available for sale                 6,767,577      10,856,073
   Capital expenditures                                              (2,580,143)       (241,895)
                                                                   ------------    ------------
             Net cash provided by (used in) investing activities      2,735,728     (11,194,058)
                                                                   ------------    ------------
Cash flows from financing activities:
 Common stock issued in public placement - net                                       17,591,204
 Common stock issued upon exercise of warrants                                          961,739
 Common stock issued upon exercise of options                           299,148         166,368
                                                                   ------------    ------------
             Net cash provided by financing activities                  299,148      18,719,311
                                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents                 (1,261,484)      4,506,829

Cash and cash equivalents at beginning of period                      5,348,000       1,645,523
                                                                   ------------    ------------
Cash and cash equivalents at end of period                         $  4,086,516    $  6,152,352
                                                                   ============    ============
Noncash Financing Transactions:
   Conversion of notes into common stock                           $               $  1,675,000
Noncash Investing Transactions:
   Construction costs in accounts payable                          $    767,001    $
Other Cash Flow Information:
   Interest paid                                                   $               $     45,811


 See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at September 27, 1997 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the annual consolidated financial statements and notes of the Company. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

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


2.       RECENTLY ISSUED ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS
         128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.
         Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior periods, basic EPS and diluted EPS would not have been significantly different than primary EPS and fully diluted EPS currently reported for the periods. Fully diluted EPS, as with diluted EPS, is not reported due to its antidilutive effect on EPS.

         During June 1997, the FASB issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that an enterprise report the change in its net assets from nonowner sources by major components and as a single total. The FASB also issued Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these Statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Such Statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.



3.       INVENTORIES

                 Inventories consist of the following:



                                                 September 27,    December 28,
                                                     1997             1996
                                                  ----------       ----------
                            Finished goods        $1,409,095       $1,639,444

                            Work in process          790,290          648,622

                            Raw materials            989,191          538,154
                                                  ----------       ----------

                            Total                 $3,188,576       $2,826,220
                                                  ==========       ==========


4.       SUBSEQUENT EVENTS

         In October 1997, the Company executed an agreement with Arrow International, Inc. ("Arrow") to supply mechanical valves for the VAD System for a four-year term.

         On November 10, 1997, subsequent to the end of the nine-month interim period the Company sold, through a registered direct public offering, 3,000,000 shares of common stock at $5.00 per share, including 1,000,000 shares from a selling shareholder. Net cash proceeds received by the Company were approximately $8,900,000. Agent commissions and approximately $450,000 of other estimated expenses will be recorded as an offset to common stock at the closing of the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Liquidity and Capital Resources

At the end of the third quarter of 1997 the Company had working capital of $10,735,000 compared with $17,266,000 at the end of 1996. The decrease in working capital was due primarily to planned expenditures related to the construction of the Company's new manufacturing facility. In addition, ongoing operations contributed to the decrease in working capital. Receivables increased principally as a result of higher sales in September compared to December. Prepaid expenses and other decreased primarily from amortization of insurance premiums partially offset by increased prepaid rent. Other assets increased primarily due to additional deposits related to the new building lease. Accounts payable and accrued liabilities increased as a result of higher balances from capital asset construction, research and development consulting and other normal operating items.

On November 10, 1997, subsequent to the end of the nine-month interim period the Company sold, through a registered direct public offering, 3,000,000 shares of common stock at $5.00 per share, including 1,000,000 shares from a selling shareholder. Net cash proceeds received by the Company were approximately
$8,900,000.   Agent commissions and approximately $450,000 of other estimated expenses will be recorded as an offset to common stock at the closing of the offering. While the Company believes that with the proceeds of this offering and cash, cash equivalents and short-term investments of $9,400,000 at September 27, 1997 it has sufficient funds for its current business plan for at least the next twelve months, it expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing and marketing and on research and development. As a result, the Company expects to incur net losses for at least the next year. There can be no assurance that the Company will achieve profitability or positive cash flow.

The Company does not expect that inflation will have a material impact on its operations.

Results of Operations

Fiscal Quarters Ended September 27, 1997 and September 28, 1996

Product sales in the third quarter of 1997 were approximately $2,159,000 compared to $2,002,000 in the third quarter of 1996. The $157,000, or 8%, increase is primarily the result of increased sales of the Company's VAD System in the United States, the establishment of a domestic sales and marketing organization in 1996, and an increase in the number of hospitals using the Company's VAD System. Partially offsetting this increase is a decrease in European VAD sales of $125,000 in the third quarter of 1997 compared to the third quarter of 1996. In February 1997, the Company notified its largest European VAD products distributor that it intended to expand its marketing efforts in Europe and begin distributing its VAD products directly to hospitals. Accordingly, the distribution agreement between the Company and this distributor was terminated effective July 1997. In June 1996, the Company implemented a rental program whereby hospitals can rent certain of the Company's products on a short-term basis. Rental income in the third quarter of 1997 was approximately $82,000 compared to $113,000 in the third quarter of 1996. Interest and other income decreased approximately $89,000 to $163,000 due principally to lower cash balances from operating uses and capital expenditures. Cost of sales in 1997 increased $128,000, or 17%, as a result of higher sales volume and costs incurred to expand the Company's manufacturing capabilities. Gross margins decreased from 63% in 1996 to 59% in 1997 due in large part to costs incurred to expand the Company's manufacturing capabilities partially offset by higher average unit selling prices for the VAD pumps and cannulae. Research and development expenses for the third quarter of 1997 increased $119,000, or 12%, compared to the third quarter of 1996 due to increased costs associated with the development of the Company's portable VAD driver, the TLC-II, and its graft products. Selling, general and administrative expenses in the third quarter of 1997 increased $380,000, or 33%, compared to the third quarter of 1996, due to expanded domestic and international marketing and sales efforts, including costs associated with going direct in Europe and general support needed for expected growth, including increased personnel. This was partially offset by decreases in general corporate and patent legal expenses.

Nine Months Ended September 27, 1997 and September 28, 1996

Product sales in the first nine months of 1997 were approximately $6,833,000 compared to $5,491,000 in the first nine months of 1996. The $1,342,000, or 24%, increase is primarily the result of increased sales of the Company's VAD System in the United States, the establishment of a domestic sales and marketing organization in 1996, and an increase in the number of hospitals using the Company's VAD System. Partially offsetting this increase is a decrease in European VAD product sales of $717,000 in the first nine months of 1997 compared to the first nine months of 1996. In February 1997, the Company notified its largest European VAD products distributor that it intended to expand its marketing efforts in Europe and begin distributing its VAD products directly to hospitals. Accordingly, the distribution agreement between the Company and this distributor was terminated effective July 1997. In June 1996, the Company implemented a rental program whereby hospitals can rent certain of the Company's products on a short-term basis. Rental income in the first nine months of 1997 was approximately $321,000 compared to $119,000 in the first nine months of 1996. Interest and other income increased approximately $224,000 to $554,000 due to higher cash balances, primarily as a result of proceeds received from the Company's public stock offering in July 1996. Cost of sales in 1997 increased $563,000, or 24%, as a result of higher sales volume. Gross margins overall have not changed significantly from 1996 to 1997. Increased average selling prices of many of the Company's products contributed to higher margins. However, offsetting this increase was higher volume sales in 1997 of lower margin drivers and increased costs in 1997 to expand the Company's manufacturing capabilities. Research and development expenses for the first nine months of 1997 increased $961,000, or 39%, compared to the first nine months of 1996 due to increased costs associated with the development of the Company's portable VAD driver, the TLC-II, and its graft products. Selling, general and administrative expenses in the first nine months of 1997 increased $1,682,000, or 63%, compared to the first nine months of 1996, due to expanded domestic and international marketing and sales efforts, including costs associated with going direct in Europe, investor relations and annual report preparation, and general support needed for expected growth, including increased personnel. There was no debt conversion expense or interest expense in the first nine months of 1997 because all $1,675,000 of convertible notes issued in 1994 were converted into common stock in the first quarter of 1996.

Forward-Looking Statements

The portions of this report that relate to future plans, events or performance are forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties, including announcements by the Company's competitors, risks related to the government regulatory approval processes, delays in facility construction, delays in product development and new product introductions, rapidly changing technology, an intensely competitive market, market acceptance of new products, relationships with foreign distributors, reimbursement policies and general economic conditions. These factors, and others, are discussed more fully in the Company's prospectus dated November 5, 1997 and the Company's other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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



                                    THORATEC LABORATORIES CORPORATION



Date:    November 11, 1997                    /s/ D. Keith Grossman
     -------------------------      ------------------------------------------
                                    D. Keith Grossman, Chief Executive Officer



Date:    November 11, 1997                    /s/ Cheryl D. Hess
     -------------------------      ------------------------------------------
                                    Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX



      Exhibit Number                        Document

          10 Second Amendment to Lease Agreement Originally By and Between Main Street Associates and Thoratec Laboratories Corporation Dated as of July 25, 1996

          11                  Statement Re: Computation of Per-Share Earnings

          27                  Financial Data Schedule