Form 10-K405
period 1998-01-03
THORATEC LABORATORIES CORP
filed 1998-03-19
CIK 350907

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (FEE REQUIRED)
                     FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)
            FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER: 1-8145

                       THORATEC LABORATORIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        CALIFORNIA                                           94-2340464
       (STATE OR OTHER JURISDICTION OF INCORPORATION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
                     OR ORGANIZATION)

       6035 STONERIDGE DRIVE, PLEASANTON, CALIFORNIA                           94588
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 847-8600 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE
  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: COMMON
                                     STOCK

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates was $91,965,000 computed by reference to the last sale reported of such stock on March 16, 1998 as reported by the Nasdaq National Market tier of The Nasdaq Stock Market.(1)

     As of March 16, 1998, registrant had 20,295,301 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant is incorporating by reference into Part III (Items 10, 11, 12 and 13) certain portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
---------------

1 Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

================================================================================

                                     PART 1

     The statements in this Annual Report on Form 10-K and other statements made by the Company from time to time that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. The risk factors set forth at pages 15 to 21 should be considered carefully in evaluating the Company and its business by the Company's shareholders and prospective investors in the Company.

ITEM. 1. BUSINESS

GENERAL

     Thoratec Laboratories Corporation ("Thoratec" or the "Company") develops, manufactures and markets medical devices for circulatory support and vascular graft applications. The Company's first product, the Thoratec Ventricular Assist Device System ("VAD System") is being marketed in the U.S. and internationally for use as a bridge to heart transplant and is currently the only device approved by the U.S. Food and Drug Administration (the "FDA") that can provide left, right or biventricular support for this indication. The Company believes that the VAD System provides a number of significant advantages over other ventricular assist devices. The Company is pursuing additional indications for the VAD System and is developing other circulatory support products for patients suffering from heart failure. The Company is also developing vascular grafts for hemodialysis and coronary artery bypass surgery. All of the Company's products utilize its proprietary biomaterial, Thoralon, which provides improved thromboresistance, biocompatibility, patency and durability.

  CIRCULATORY SUPPORT PRODUCTS

     Cardiac failure is the leading cause of death in the U.S., accounting for more deaths than all forms of cancer combined. Deaths associated with cardiac failure fall into two broad categories: chronic congestive heart failure ("CHF"), which is a slow, degenerative process leading to cardiac insufficiency; and acute cardiac failure resulting from heart attacks and various infections of the heart muscle (myocarditis).

     CHF is a chronic disorder that occurs when the pumping power of the heart is reduced by a weakening of the heart muscle. This results in a decreased supply of oxygen and nutrient rich blood to various vital organs such as the lungs, brain and kidneys. CHF tends to be progressive and is associated with profound symptoms that limit daily activities. Long-term survival rates are low and it is estimated that more than 85% of patients die within eight to twelve years of diagnosis. CHF is estimated to be the most common cause of hospitalization in patients over 65 years of age. According to the American Heart Association, there are approximately four to five million CHF patients in the U.S., and approximately 400,000 newly diagnosed patients each year. Most patients suffering from CHF are initially treated with medication and, while conventional drug therapy may delay the progress of CHF, it is not curative. The only available method of treating end-stage CHF is a heart transplant.

     Although heart transplants have been very successful, there are too few donor hearts available to address adequately the problem of cardiac failure. The United Network for Organ Sharing reported that there were only approximately 2,400 hearts available for transplant in the U.S. in 1996, a level that has remained relatively unchanged for the last several years. However, published government sources estimate that the number of patients suffering from CHF who could benefit from some form of permanent cardiac assist is 30,000 to 50,000 per year. The average wait for a donor heart by patients on a heart transplant waiting list is approximately eight months, and many patients have to wait as long as one to two years before receiving one of the few donor hearts available each year. In 1996, approximately 20% of such patients died while waiting for a donor heart.

     Ventricular assist devices are mechanical systems used to assist the heart's function, and, when other therapies are unsuccessful, they can be used to support one or both sides of the patient's heart until a donor heart can be found. In patients awaiting heart transplants, the decision to use a ventricular assist device is made when death appears imminent. In addition to providing a bridge to heart transplant, ventricular assist devices have potential usefulness for other applications. It is estimated that out of approximately 600,000 open heart surgeries performed annually in the U.S., some 15,000 to 18,000 patients die following such procedures. Many of these deaths are caused by heart failure when the heart, weakened by disease and the additional trauma of surgery, fails to maintain adequate blood circulation. The use of a ventricular assist device after surgery can provide support to the heart until it can recover. In addition, ventricular assist devices may also be useful in assisting the recovery of the heart in a small portion of patients suffering from acute cardiac failure that may result from myocardial infarction, myocarditis or other acute cardiomyopathies.

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

     Thoratec believes that the VAD System is able to make ventricular support available to a broader patient population and to better serve the existing patient population by (i) providing biventricular support, which is necessary in 20% to 40% of patients receiving ventricular assistance, (ii) placing the pump paracorporeally (worn on the outside of the body), enabling it to support patients of varying sizes, including very small patients, (iii) providing the surgeon with multiple options in positioning the cannulae and in the size and shape of the cannulae used, potentially reducing damage to the heart, (iv) incorporating proprietary Thoralon in most blood contacting parts, potentially reducing or eliminating the risks of certain adverse reactions by the body and permitting the system to be used for potentially extended periods, and (v) providing circulatory support for both bridge to transplant and, subject to regulatory approval, postcardiotomy recovery of the natural heart.

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

     Hemodialysis removes blood from the body and routes it to an artificial kidney machine where it is cleansed and returned to the patient. Patients undergoing hemodialysis require easy, routine access to the blood stream at a high flow rate, which generally requires the attachment of a high pressure artery to a low pressure vein. Two different methods are typically used. The first, called an autologous arterio-venous ("A/V") fistula, involves cutting one of the arteries in the patient's arm and sewing the artery to an adjacent vein. The second method uses a prosthetic vascular graft, most often an expanded polytetrafluorethylene ("ePTFE") graft, which is surgically connected between an artery and a vein. A hemodialysis technician inserts two large needles into either the vein of the A/V fistula or the synthetic graft. One needle removes the blood and routes it to the artificial kidney machine and the second returns the blood to the patient. This procedure is generally repeated three times per week.

     Vascular access methods currently available for hemodialysis applications have certain limitations. Both natural and ePTFE access grafts must mature for three to four weeks before use and therefore patients receiving such grafts require temporary routes of access. These temporary access procedures entail additional cost and risk to the patient. ePTFE grafts are relatively inflexible, which often leads to kinking and a higher risk of thrombosis. ePTFE grafts also lose integrity after repeated punctures, which renders the patient susceptible to bleeding and infection. If prosthetic grafts bleed profusely when needles used for hemodialysis are removed, a technician may need to apply pressure to the graft for up to 20 minutes to permit clotting. Such problems associated with currently available vascular grafts sometimes require them to be surgically replaced or modified on a periodic basis. The Company estimates that approximately 200,000 new and existing hemodialysis patients per year worldwide undergo vascular access procedures. The Company estimates that approximately 50% to 60% of these patients receive prosthetic grafts.

     Coronary Artery Bypass Surgery. Currently, obstructed coronary arteries are either partially cleared through the use of angioplasty or related procedures or treated surgically through coronary artery bypass surgery. Coronary artery bypass surgery involves connecting one or more new vessels from the aorta to the heart to re-route blood around blockages in the coronary arteries. Autologous grafts using saphenous veins (from the leg) or the internal mammary artery have been successfully used in bypass procedures for a number of years and have shown a relatively high patency with no risk of tissue rejection. The Company estimates that in 1996 there were approximately 500,000 coronary artery bypass surgery procedures performed in the U.S. and approximately 250,000 performed outside of the U.S. The Company estimates that on average three bypasses are performed in each surgical procedure.

     While the use of natural vessels is the standard of care in coronary artery bypass surgery, the harvesting of vessels for autologous grafts involves significant trauma and expense. Use of these vessels requires additional time in surgery and results in patient morbidity associated with removal of the blood vessel. In addition, a significant number of patients requiring coronary artery bypass surgery have insufficient autologous vessels as a result of previous bypass surgeries, or their vessels are of inferior quality due to trauma or disease. The Company estimates that these patients may represent as much as 20% of the total. No synthetic graft is currently commercially available in the U.S. for coronary artery bypass surgery, but the Company believes a significant market opportunity for such grafts exists. The major reason for the unavailability of a synthetic graft for this indication has been that synthetic grafts configured in small diameters (less than five mm) necessary for this indication generally do not remain patent.

  THORATEC BIOMATERIALS -- THORALON(TM)

     The Company has developed expertise in the design and production of proprietary biomaterials that are highly biocompatible (i.e., they do not cause adverse reactions within the body), strong and flexible. This technology is critical to the successful performance of all of Thoratec's products that come into contact with human tissue. All of the Company's current products and those under development incorporate these proprietary biomaterials in order to minimize clotting and inflammatory responses. In addition, these products must maintain their strength and flexibility. A VAD System blood pump, for instance, must contract and expand approximately 40 million times per year without a decrease in performance or failure. The two major components of Thoralon are surface modifying additives ("SMAs") and BPS-215 polyurethaneurea ("BPS-215"), a high flex life elastomer.

     SMAs are proprietary multipolymers designed to enhance the biocompatibility of the surface of a device that comes into contact with blood or other tissues. SMAs are added to the base polymer component of the biomaterial in the bulk fabrication stage. A unique property of SMAs is their ability to concentrate at the surface of any finished part, thus determining its surface properties independent of the base polymer. This SMA-based surface layer is not a coating but a fully integrated part of the polymer which is not soluble in water or blood. The result is a biocompatible, thromboresistant surface. BPS-215 is the base component that provides the bulk properties of strength and flexibility to Thoralon.

     The combination of bulk and surface properties provided by SMAs and BPS-215 provides Thoralon with the critical properties necessary for implantable cardiovascular and other medical devices. In 1992, Thoratec granted COBE a royaltybearing license and sublicense to use Thoratec's SMAs in certain COBE medical devices.

CIRCULATORY SUPPORT PRODUCTS

     Thoratec received FDA clearance in December 1995 to market the VAD System as a bridge to heart transplant in patients suffering from heart failure, and began marketing the VAD System in the U.S. in January 1996. The VAD System has also received regulatory clearance and is currently being marketed in major European countries, Canada and certain other major international markets. Building on the proprietary technologies contained in the VAD System, Thoratec is attempting to develop a broad line of circulatory support products to meet the wide range of needs of patients suffering from heart failure.

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

     - Paracorporeal Attachment. In the VAD System, the pump is worn outside of the body, allowing the system to support patients of varying sizes, including very small patients such as small women and adolescents. To date, the VAD System has been used in patients as small as 49 pounds. In contrast, other commercially available ventricular assist devices for bridge to heart transplant must be implanted and can only be used in patients large enough to accommodate the device within their abdomen. The other benefit derived from paracorporeal attachment is that it does not require invasive abdominal surgery. This makes the VAD System more suitable for critically ill patients who may potentially recover normal function of the heart without this additional surgical trauma. Finally, the attachment of the pump to the body facilitates patient movement, allowing patients to walk, exercise and move around the hospital.

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

     - Multiple Indications. The Company believes that if it receives clearance for the postcardiotomy recovery indication, the VAD System will be the only device cleared to provide circulatory support for both indications. To date, the VAD System has been used to support patients for periods ranging from a few hours to over one year.

     Current and Potential Indications. Thoratec has identified three basic clinical needs for circulatory support products: as a bridge to heart transplant; for recovery of the natural heart weakened or damaged by surgery or disease; and as permanent support as an alternative to heart transplant.

  BRIDGE TO HEART TRANSPLANT

     The Company commenced marketing the VAD System in the U.S. in January 1996 for use as a bridge to heart transplant in patients suffering from heart failure following receipt of pre-market approval ("PMA") approval from the FDA in December 1995. In 1997, the Company sold 262 VAD pumps to heart transplant centers worldwide. As of December 1997, the VAD System had been used in more than 880 patients worldwide ranging in age from 8 to 77 years and in weight from 49 to 316 pounds (22 to 144 kg). The Company's submission to the FDA included clinical results in 375 patients (299 males, 76 females), all of whom were awaiting donor hearts and were in imminent risk of dying without ventricular assistance. In spite of the extreme illness and the zero percent survival rate expected with the use of conventional therapy alone for these patients, the VAD System was successful in assisting 233 (62%) of the 375 patients to survive until a donor heart was available. Of the 233 patients who received a heart transplant, 85% survived the transplant and were discharged from the hospital, and the longest duration of VAD System support was 247 days. Sixty-five percent of the 375 patients received biventricular ("BiVAD") support and 34% received LVAD-only support. The large percentage of patients needing BiVAD support reflects the greater severity of disease in patients selected for biventricular support with the VAD System. As a result, LVAD and RVAD patients showed correspondingly improved survival rates: 92% for LVAD and RVAD and 82% for BiVAD post-transplant. The PMA approval was granted based on an in-depth analysis performed in 71 of the 375 patients. Of these patients, 49 (69%) survived to receive a heart transplant and 44 of those (90%) were discharged. None of the control patients survived to receive a heart transplant. Based on these clinical results, the FDA determined that the VAD System was safe and effective in restoring hemodynamic stability to patients awaiting heart transplant.

  RECOVERY OF THE NATURAL HEART

     A certain portion of patients who undergo open heart surgery have difficulty recovering normal cardiac function, which makes it difficult to wean the patient from the heart/lung machine. Patients can only stay on the heart/lung machine after surgery for a limited period of time (generally less than six hours), and if they are unable to regain normal heart function, they will not survive without ventricular support. The use of a ventricular assist device after surgery can provide support to the heart until the heart can recover. The Company has completed clinical trials in this indication and submitted a PMA Supplement to the FDA in October 1997 for approval to market the VAD System for postcardiotomy recovery of the natural heart. In addition, ventricular assist devices may also be useful in assisting the recovery of hearts in patients suffering from acute heart failure, such as myocardial infarction and myocarditis, or other acute cardiomyopathies.

     Thoratec believes that since the Thoralon used in the blood-contacting parts of the VAD System may not cause an adverse reaction by the body, the VAD System may be used for both short-term and long-term support. In contrast, the one system that is currently approved for the post-cardiotomy recovery indication can only be used for temporary circulatory support and requires that the patient remain bed-ridden. Thoratec believes that other ventricular assist devices currently available or under development are not suitable for recovery of the natural heart because (i) they require surgical implantation and removal of the blood pump from the abdomen, which adds greater surgical trauma to critically ill patients, (ii) they cannot be used in smaller patients due to their size, (iii) the large incision required to be made at the apex of the heart may make recovery of the natural heart more difficult, leaving heart transplant or chronic ventricular assist device support as the only alternatives and (iv) they do not provide biventricular support, which is often required by patients in recovery.

     As of August 1997, the VAD System had been used in 147 patients who were unable to regain normal heart function following surgery requiring cardiopulmonary bypass and were, therefore, unable to be removed from the heart/lung machine following surgery. Of the 147 patients who have been placed on the VAD System, 38% (56 patients) recovered sufficiently to be weaned from the heart/lung machine, and of those patients, 57% were discharged from the hospital. Duration of patient cardiac support ranged from one to 80 days. Although most patients were supported less than ten days, several required support for between one and three months before they successfully recovered cardiac function.

  ALTERNATIVE TO HEART TRANSPLANT

     Given the shortage of donor hearts for patients requiring heart transplant, the Company believes that ventricular assist devices may become a long-term solution for many patients who would otherwise require a heart transplant. To address this need, the Company has developed the TLC-II(TM), a compact and lightweight portable driver to substitute for the Dual Drive Console currently used with the VAD System. The Company believes that this product may enable patients to eventually return home and to work and receive long-term ventricular support without undergoing a heart transplant.

     Products Under Development. Thoratec currently has under development the circulatory support products described below. There can be no assurance that the Company will successfully develop any of these products, or if successfully developed, that these products will obtain regulatory approval or market acceptance or can be manufactured and sold on commercially acceptable terms.

  TLC-II PORTABLE VAD DRIVER ("TLC-II")

     Although patients supported with the Dual Drive Console can ambulate throughout the hospital and transfer from critical care units to general wards, they usually cannot leave the hospital because of the size of the console. Thoratec has developed the TLC-II, a compact and lightweight (8kg), battery or line-operated biventricular pneumatic drive unit designed to promote greater mobility and self-care. It is intended to allow the patient to more easily exercise and move freely around the hospital grounds, and eventually away from the medical facility. This device provides several portability options, either by hand-carrying the driver or by using a shoulder strap or a small custom trolley. This portable device will connect with a central system cart, which will house a battery charger and the external monitoring computer.

     The first clinical use of this product was in Germany in the fall of 1997. Thoratec is pursuing a CE mark (an international symbol of quality which allows products to be distributed in the European Community) for this product and expects to introduce the TLC-II in Europe by the end of the first quarter of 1998. Thoratec submitted data in support of an Investigational Device Exemption ("IDE") application to the FDA in 1998 to begin a clinical trial of this device in the U.S. for use in conjunction with the approved VAD System. The Company believes that the regulatory path to approval for this device will be facilitated by the fact that it activates the same VAD System blood pumps that have received FDA approval.

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

  MUSCLE-POWERED VAD ("MVAD")

     Thoratec is in the early stage of developing an implantable, muscle-powered circulatory support device to serve as an alternative to heart transplant. The MVAD utilizes conventional pacemaker technology, along with a linear mechanical-tohydraulic energy converter, to harness the power available in a patient's latissimus dorsi muscle to drive an implanted ventricular assist device. This system is designed to operate without batteries, electrical power transmission systems or other bulky hardware required with electromechanical systems. The MVAD is undergoing laboratory testing, and the Company has received a $500,000 Phase II grant from the Small Business Technology Transfer Program of the National Institutes of Health to support research and development of the energy converter. Extensive technical development and laboratory testing will be required before clinical trials could begin, and this project could be discontinued at any time if feasibility is not demonstrated. There can be no assurance that this product can be successfully developed.

VASCULAR GRAFT PRODUCTS

     Thoratec is developing small diameter vascular graft products intended initially to address the vascular access and coronary artery bypass surgery markets. Both products utilize the Company's proprietary biomaterial, Thoralon, and are protected by several patents covering Thoralon as well as the graft design and manufacturing processes. Thoratec believes that its vascular grafts are highly compliant, have excellent handling and suturing properties and have the "feel" of a natural vessel. The fabrication process creates a structure in which the three different layers in the wall have different properties which make the graft closely resemble natural blood vessels. The inner textured layer is designed for contact with blood and provides improved thromboresistance, the solid middle layer gives the graft its strength and self sealing properties, and the outer textured layer is designed to promote tissue ingrowth to promote graft stability.

     Vascular Access Graft ("VAG"). Currently available vascular access grafts are commonly made out of ePTFE, which can lose integrity after repeated punctures and render the patient susceptible to bleeding and infection. The VAG is designed for use as a shunt between an artery and a vein, primarily to provide access to the bloodstream for renal hemodialysis patients requiring frequent needle punctures during treatment. The Company believes that the VAG may provide significant advantages over existing synthetic vascular access grafts and may encourage its use by surgeons who are currently using natural vessels for vascular access. The VAG received marketing approval from the Canadian Ministry of Health in March 1996, from the Japanese Ministry of Health in May 1997, and the CE Mark in January 1998. The VAG is also marketed in several other countries, including Australia, Taiwan and South America. Thoratec is conducting preclinical testing and filed an IDE application with the FDA in December 1997 to commence clinical trials in the U.S. The Company believes that these clinical trials will be necessary to support the submission of a 510(k) premarket notification to the FDA. The Company received a request for additional information from the FDA in January 1998 and hopes to submit a response in the first quarter of 1998.

     Clinical experience with the VAG has been very encouraging. In one retrospective study of the VAG in Australia, 134 patients who were implanted by 31 different surgeons were evaluated. Based on data obtained in this study as well as other clinical trials conducted outside the U.S., the Company believes that the VAG offers the following advantages: (i) reduced inflammatory response after implantation; (ii) the ability to begin hemodialysis within one to three days after implantation, as opposed to several weeks for ePTFE grafts; (iii) reduced bleeding complications during routine use because of the VAG's self-sealing properties; and (iv) improved handling and suturability. In the Australian study, the median hospital stay was four days and initial use of the VAG for dialysis was performed with a median time after implant of three days. The median follow-up period was 306 days. The patency at both one and two years of dialysis use was comparable to or better than ePTFE grafts, notwithstanding that 73% of the patients who received the Thoratec graft previously demonstrated that they could not tolerate ePTFE grafts. In the second phase of a Japanese 87-patient study, the current model of the Thoratec VAG was implanted in 51 hemodialysis patients. These patients had a three-month cumulative patency rate (unobstructed grafts) of 100% and a 12-month cumulative patency rate of 91%. In contrast, a recent review of literature reporting patency rates for standard ePTFE grafts in 13 different studies demonstrated oneyear weighted-average patency of 69.7%. A form of Teflon, ePTFE is the material used in products currently marketed in the U.S.

     Coronary Artery Bypass Graft ("CABG"). Coronary artery bypass surgery requires the insertion of substitute vessels to bypass one or more blocked arteries in the heart. These substitute vessels typically require either harvesting the patient's saphenous veins or using the internal mammary artery. These procedures, however, can involve significant trauma and expense, and are sometimes not an option for patients who have undergone previous bypass surgery or who have vessels of inferior quality. The CABG graft is designed for use in coronary artery bypass surgery patients who have no suitable vessels of their own. To date, a total of 27 patients in Canada and Germany have received Thoratec's CABG grafts, ranging in size from 2.0 to 3.5mm. All patients were extremely ill at the time of surgery, and the grafts were implanted on a compassionate use basis (i.e., the patients were found to have no other viable therapeutic options). Follow-up data in a small number of these patients have demonstrated that some CABG grafts remained patent up to one year after surgery. All 22 surviving patients were asymptomatic as of December 1997, with the longest term patient implanted for over four and a half years. None of the remaining five patients are known to have died from causes related to the graft. Long-term test results from a controlled clinical trial on a much larger patient population are required before the capabilities of this graft can be demonstrated.

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

     Peripheral Graft Applications. In addition to the VAG and CABG graft, Thoratec's graft products may potentially be used in other applications such as peripheral vascular grafts for patients who require restoration of circulation to their arms or legs due to blockages caused by certain disease processes. While the Company is not currently pursuing development of these applications, it has performed limited early stage preclinical work in this area and believes its graft products could be developed for these applications.

SALES AND MARKETING

     Circulatory Support Products. The potential customers for Thoratec's circulatory support products are hospitals that perform open heart surgery procedures and heart transplants. Based on published sources, the Company estimates that 130 of the approximately 800 hospitals in the U.S. that perform open heart surgery also perform heart transplants. The Company is initially targeting these 130 heart transplant hospitals plus an additional 110 heart transplant hospitals in Europe.

     Thoratec has recruited and trained a direct sales force that is comprised of seven experienced cardiovascular salespeople to sell the VAD System in the United States, Canada, Germany and France. The sales effort is complemented by five direct clinical specialists that conduct clinical educational seminars, assist with a new open heart center's first VAD implant and resolve clinical questions or issues. Thoratec also partners with universities, experienced clinicians and opinion leaders to assist with expanding clinical educational needs. The sales team focuses on cardiac surgeons that perform heart transplantation as well as transplant cardiologists, perfusionists and the transplant nursing staff. In addition to its direct selling effort, Thoratec has established a network of international distributors that cover those markets that represent the majority of ventricular assist device potential. The Company's internal marketing staff includes a director of marketing, a product manager, a marketing communications manager and an administrator. Thoratec employs sales and marketing tactics commonly found within the cardiovascular capital equipment device market such as direct mail, clinical education seminars, symposia, equipment purchase and lease programs, and journal advertisement. Thoratec has also assembled a Medical Advisory Board consisting of opinion leaders who provide clinical input and direction on product development, marketing and market issues.

     Hospitals or other medical institutions that acquire the VAD System generally purchase two Dual Drive Consoles (to ensure that a back up Console is available), VADs, related disposables and training. The time from the initial contact with the cardiac surgeon until purchase is generally between nine and eighteen months, due to the expense of the product and common hospital capital equipment acquisition procedures. Upon receipt of a purchase order, the Company will usually ship the products within thirty days.

     The introduction of a new system requires training of the appropriate personnel. Thoratec provides initial training for the surgical as well as the clinical support teams when a center purchases and takes delivery of the VAD System. As a follow-up to the initial training, Thoratec provides clinical support at the first implant whenever possible. The Company also provides 24-hour access to clinically trained personnel. The Thoratec sales force also assists customers with obtaining reimbursement from third-party payors.

     Vascular Graft Products. The Company intends to market the VAG through distributors both domestically and internationally and to market the CABG graft through a direct sales force in the U.S. and Europe and through distributors in other international markets. The Company envisions the market positioning of the VAG as one which replaces an existing product used in an accepted procedure, and at a comparable price. The Company plans to commission studies comparing its products to ePTFE grafts. The Company believes the VAG will have significant advantages over these existing products and will therefore offer significant benefits to users and patients, without the need for additional clinical training. The Company also believes that more clinicians using natural A/V fistulas will utilize a synthetic option when presented with these benefits, and intends to target these users as well.

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

MANUFACTURING

     Thoratec manufactures specialty polymers for use in the grafts, VAD blood pumps and cannulae, fabricates the grafts, VAD blood pumps and cannulae, and assembles and tests the VAD System at its Berkeley, California facility. This facility is cGMP-approved for the U.S. market and has received ISO 9001 certification.

     The Company's manufacturing processes for the VAD System consist of the assembly of standard and custom component parts, including blood-contacting components fabricated from Thoratec's proprietary biomaterials, and the testing of completed products. The Company relies on single sources of supply for several components of the VAD System. The Company is aware of alternative suppliers for all single-sourced items other than the mechanical valves, and believes the loss of any one supplier would have only a short-term impact on its production schedule. The supplier of mechanical valves for the VAD System stopped production in 1995. The Company negotiated a contract for supply of the valves that it believes will satisfy its needs at least through October 1998. In October 1997, the Company executed a four-year supply agreement with Arrow and now must qualify this new vendor for the current valve.

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

     The Company believes its Berkeley facility is capable of supplying the Company's expected sales of VAD Systems through 1998. The Company plans to relocate its manufacturing to a larger facility in Pleasanton, California, in the San Francisco Bay Area, where in 1997 it already moved the corporate, research and development, and sales offices. A lease was executed in 1996 for this new 62,000 square foot facility. The scale-up and validation of a new manufacturing facility and the purchase of necessary equipment at the new facility will require significant expenditures in 1998.

PATENTS AND PROPRIETARY RIGHTS

     The Company has adopted a policy of seeking to patent certain aspects of its technology. The Company holds, or has exclusive rights to, 17 U.S. patents and has three U.S. patent applications currently in prosecution. Except for the biomaterials patents mentioned below, which are utilized in the VAD blood pump and cannulae, the VAD System is not protected by any patents. The Company does not believe that this lack of patent protection will have a material adverse effect on the Company or its ability to sell the VAD System because of the lengthy regulatory period required to obtain approval of a ventricular assist device. The Company is not aware of any ventricular assist devices currently approved by the FDA or undergoing clinical trials based on the Company's product design. Thoratec's proprietary biomaterials technology is covered by seven patents. Five of these were sold to Th. Goldschmidt AG ("Goldschmidt"), a German chemical manufacturer, in 1989, but the Company has retained worldwide, royalty-free, exclusive rights to these patents for most medical applications. The Company's vascular graft products are covered by three manufacturing process patents. The MVAD is currently covered by four U.S. patents, three of which are held by the Company, and one of which is owned by Dr. Hill, Chairman of the Board of Directors of the Company, and the Company currently has a nonexclusive right to use that patent. Of the three patents held by the Company, one covers the overall MVAD system design and operation, one covers a component of the MVAD energy conversion system, and one covers methods of surgically attaching a skeletal muscle to a component of the MVAD energy conversion system. Dr. Hill's patent also covers the overall design of the device. Four of the Company's 17 patents are for products which are not commercially pertinent to Thoratec today.

     The Company holds, or has exclusive rights to, 35 international patents, with 31 applications currently in prosecution. All 35 international patents apply to products for which patents have been applied for or issued under U.S. patent law. Twenty-six biomaterial patents, valid in 13 countries, are licensed from Goldschmidt. The three graft patents held by the Company are valid in Canada, France and the U.K., and one of these patents is valid in Japan. Of the 31 currently pending patent applications, one is a design patent for the TLC-II and most of the other applications relate to biomaterials.

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

     Claims by competitors and other third parties that the Company's products allegedly infringe the patent rights of others could have a material adverse effect on the Company. The medical device industry is characterized by frequent and substantial intellectual property litigation. The cardiovascular device market is characterized by extensive patent and other intellectual property claims. Intellectual property litigation is complex and expensive and the outcome of this litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available on satisfactory terms, or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     Principal competitors of the VAD System include Thermo Cardiosystems Inc., which manufactures and markets an implantable left ventricular assist device approved only for bridge to heart transplant in the U.S., and ABIOMED, Inc., which manufactures and markets an FDA-cleared biventricular assist device for temporary circulatory support of patients in postcardiotomy shock and treatment of cardiogenic shock following heart transplants. In addition, Novacor, a division of Baxter International, Inc., is developing a left ventricular assist device currently in clinical trials in the U.S. The Company believes that the principal competitive factors in the ventricular assist device market are impact on patient outcomes, product performance, size and portability, quality, cost-effectiveness and customer service. The Company believes that its principal competitive advantages are the fact that the VAD System can provide left, right or biventricular support, the smaller size and paracorporeal placement of the system that allows its use with a greater range of patients than competitive devices, the greater range of cannulation options available and the quality of its biomaterials. Although Thoratec believes that these attributes of the VAD System offer certain advantages over existing ventricular assist devices, current competitors can be expected to defend their market positions vigorously.

     The principal competitors in the vascular access graft market are W.R. Gore, Inc., IMPRA, Inc. (C.R. Bard) and Meadox (Boston Scientific), which manufacture and market ePTFE grafts, Corvita Corporation (Pfizer) and Cardiotech International, Inc., which are developing polyurethane grafts, and Possis Medical, Inc. ("Possis"), which is developing spun polyester grafts. In addition, Possis is developing coronary artery bypass grafts. There are currently no coronary artery bypass graft products approved for use in the U.S. The Company believes that the principal competitive factors in the graft market are biocompatibility, patency, reliability, cost, suturability and ease of use. The Company expects that significant competition in the synthetic vascular graft market will continue.

     There are many companies focusing on the development of circulatory support devices or vascular grafts that have substantially greater financial resources, have substantially larger and more experienced sales and marketing organizations and engage in substantially greater research and development efforts than the Company. One or more of these or other companies could design and develop products that compete directly with the Company's products, in which case the Company would face intense competition. Moreover, certain academic institutions, government agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel. Competition from commercial or other institutions or organizations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  U.S. REGULATIONS

     In the U.S., the FDA regulates the manufacture, distribution and promotion of medical devices pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act and Regulations"). The VAD System, TLC-II, MVAD and graft products are, or will be regulated as medical devices. To obtain FDA approval to market medical devices similar to those under development by the Company, the FDA requires proof of safety and efficacy in human clinical trials performed under an IDE. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is accepted, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of either a PMA application or a 510(k) premarket notification. Premarket approval from the FDA is required before commercial distribution of devices similar to those under development by the Company is permitted in the U.S.

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

     In December 1995, the Company received FDA approval of its PMA for the bridge to heart transplant indication for the VAD System. The same system continues to be sold in the U.S. for controlled clinical use under an IDE for recovery of the natural heart. The VAD System is classified as a Class III medical device under the FDC Act. Prior to approval by the FDA, this device was marketed pursuant to an IDE for use in clinical trials under controlled conditions by a limited number of qualified medical institutions. The process of obtaining FDA approval for the VAD System required 13 years after approval of the IDE.

     The Company expects that its graft products will be classified as either Class II or Class III medical devices. The Company filed an IDE for its VAG in December 1997, but believes that it will then be able to file a 510(k) after the clinical data is gathered. The Company has limited clinical experience with its CABG graft product, all outside the U.S. Substantial additional preclinical testing will need to be completed in the U.S. before commencement of clinical trials on the CABG grafts in the U.S.

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

     In addition, any products distributed by the Company pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. Products must be manufactured in registered establishments and must be manufactured in accordance with Quality System (cGMP) and GLP regulations. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The failure to comply with the FDA's regulations can result in enforcement action, including seizure, injunction, prosecution, civil penalties, recall and suspension of FDA approval. The export of devices also is subject to regulation in certain instances.

  INTERNATIONAL REGULATIONS

     The Company is also subject to regulation in each of the foreign countries in which it sells its products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require the Company's products to be qualified before they can be marketed in those countries.

     To position itself for access to European and other international markets, Thoratec sought and obtained certification under the ISO 9000 Series of Standards. ISO 9000 is a set of integrated requirements, which when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national bodies, founded in Geneva, Switzerland in 1946. ISO has over 92 member countries. ISO certification is widely regarded as essential to enter Western European markets. The Company obtained certification and was registered as an ISO 9002 compliant company in January 1995. Commencing in mid 1998, all companies will be required to obtain CE marking for medical devices sold or distributed in the European Community. The CE Mark is an international symbol of quality and with it, medical devices can be distributed within the European Community which is comprised of fifteen European countries representing a population of over 360 million people. A prerequisite for the Company obtaining authority to CE Mark its products is to achieve full quality system certification in accordance with ISO 9001 and EN 46001. These are quality standards that cover design, production, installation and servicing of medical devices. The Company received its ISO 9001/EN 46001 certification in September 1997. The Company received authority to CE Mark the VAG in January 1998 and plans to obtain authority to CE Mark the TLC-II and other VAD System accessories later in 1998.

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

     Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced in the event of further changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application. Changes in reimbursement policies and practices of third party payors could have a substantial and material impact on sales of certain of the Company's products. The development or increased use of more cost-effective treatment could cause such payors to decrease or deny reimbursement to favor these treatments. To date, HCFA and some private insurers have determined to reimburse the costs of the VAD System. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for health care goods and services may take to limit their payments for such goods and services. The Company cannot predict whether the VAD System will be approved for reimbursement and cannot predict the effect the changes in the health care system may have on its business. As a result, no assurance can be given that any such changes will not have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of February 28, 1998, the Company had 108 full-time employees, 34 of whom worked in manufacturing, 20 in engineering, 11 in quality control and regulatory affairs, 18 in marketing and sales support, 12 in administration and finance and 13 in other support functions (including personnel, management information, purchasing, facility). None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

LACK OF PROFITABILITY; EXPECTED FUTURE LOSSES

     The Company was formed in 1976 and has reported a loss from operations in all but one year of its existence. As of January 3, 1998, the Company's accumulated deficit was approximately $51,082,000. Thoratec expects to continue to incur additional losses until it can achieve substantial product revenues. Furthermore, the Company expects that its expenses will increase as a result of increased research and development, preclinical and clinical testing, and selling, general and administrative expenses. Although sales of the VAD System as a bridge to heart transplant have commenced in the U.S., sales of the Company's other products in the U.S. cannot begin until the products have received FDA approval, which may not occur for several years, if at all. There can be no assurance that any other products of the Company will be approved, can be successfully commercialized or that the Company will achieve significant revenues from sales of such products. In addition, there can be no assurance that the Company will achieve profitability in the future. Failure to achieve significant revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations, and would require the Company to seek additional funds primarily through public or private offerings of debt or equity securities. There can be no assurance that additional financing will be available on acceptable terms, if at all.

FUTURE CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE

     The Company anticipates that its working capital will be sufficient to meet its present operating and capital requirements for at least the next year, but that it will need substantial additional funds to expand operations thereafter. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of clinical trials, the timing and cost of future filings with, and obtaining approval from, the FDA and foreign government authorities, the timing and cost of product introductions, the cost of developing marketing and distribution capabilities assuming the required regulatory approvals are received, and market acceptance of the Company's products. The Company anticipates that it will seek additional funds primarily through public or private offerings of debt or equity securities. There can be no assurance that additional financing will be available on acceptable terms, if at all. The unavailability of such financing could delay research and development, regulatory approval, manufacturing or marketing of some or all of the Company's products and would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON THIRD PARTIES FOR SUPPLIES

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

     In 1995, the supplier of mechanical valves for the VAD System stopped production. The Company negotiated a contract for supply of the valves that it believes will satisfy its needs through at least October 1998. In October 1997, the Company executed an agreement with Arrow International, Inc. ("Arrow") to supply these valves for a four-year term. Arrow was, until June 1997, the Company's distributor for certain European countries of its VAD System, may also be a future competitor of the Company in the circulatory support market and is currently the single source of supply for such valves. The Company will need to qualify Arrow under rules prescribed by the FDA. If the Company is unable to qualify this supplier, the Company would have to cease manufacturing and selling its VAD System when its current supply of valves is exhausted. Sales of the VAD System accounted for substantially all of the Company's revenue in 1996, for over 90% of revenue in 1997 and are expected to account for over 90% of the Company's revenue for at least the next year. Cessation or interruption of VAD System sales would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING CAPABILITY

     The Company currently manufactures its biomaterials, the VAD System and the VAG at its Berkeley, California facility. The Company is leasing a build-to-suit 62,000 square foot corporate headquarters and manufacturing plant in Pleasanton, California, the first phase of which was completed in 1997, with manufacturing to follow in mid-1998. To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of the VAD System and the VAG. Although the Company believes that it currently has the ability to produce sufficient quantities of the VAD System and the VAG to support its current needs and its needs for early-stage clinical trials of the TLC-II, MVAD and certain of its graft products, it will need to complete the move to the new Pleasanton production facility and improve its manufacturing technology in order to meet the volume and cost requirements for significant commercial sales of these products. In addition, the Company does not have experience in manufacturing its products in the commercial quantities that might be required if the Company successfully receives FDA approval of several or all of the products currently under development. The failure to commence manufacturing at the Pleasanton facility or to develop the necessary manufacturing expertise would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the manufacture of the Company's products is complex and costly, involving a number of separate processes and components. Certain manufacturing processes of the VAD System are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. There can be no assurance that the Company will be able to achieve cost reductions in the manufacture of its products. In addition, manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures and lack of qualified personnel. The Company has and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that Thoratec will be able to obtain or manufacture such products in a timely fashion at acceptable quality and prices, that it can comply with the FDA's current Quality System ("cGMP") or Good Laboratory Practice ("GLP") requirements, or that it or its suppliers will be able to manufacture an adequate supply of products.

NO ASSURANCE OF MARKET ACCEPTANCE

     The commercial success of the Company's current and future products will require acceptance by cardiovascular and vascular surgeons and interventional cardiologists. Such acceptance will depend on clinical results and the conclusion by these physicians that the Company's products are safe, cost-effective and acceptable alternative methods of treatment. There can be no assurance that the Company's products will provide benefits considered adequate by providers of cardiovascular and vascular treatments or that a sufficient number of such providers will use the Company's products for commercial success to be achieved. In addition, because the Company's products are based on innovative technologies and, in some cases, represent new methods of treatment, there may be greater reluctance to accept these products than would occur with products utilizing established technologies or methods of treatment. Even if the safety and efficacy of these products are established, physicians may elect not to use them for a number of reasons, including the high cost of equipment and training associated with the use of the Company's products or unfavorable reimbursement from health care payors. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. A limited number of cardiovascular and vascular surgeons and interventional cardiologists influence medical device selection and purchase decisions for a large portion of the target cardiac patient population. The Company has developed working relationships with cardiac surgeons and cardiologists at a number of leading medical centers in connection with the development of the VAD System. In addition, surgical teams at these medical institutions have performed clinical trials to support the Company's applications to be filed with the FDA. A continuing working relationship with these and other physicians and medical centers will be important to the commercial acceptance of the VAD System and future circulatory support and graft products. No assurance can be given that existing relationships and arrangements can be maintained or that new relationships will be established in support of the Company's circulatory support and graft technology. Furthermore, economic, psychological, ethical and other concerns may limit general acceptance of ventricular assist devices.

SUBSTANTIAL DEPENDENCE ON LIMITED PRODUCT LINE; DEPENDENCE ON DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS

     To date, substantially all of the Company's revenues have resulted from sales of the VAD System. The Company expects sales from the VAD System worldwide and limited sales of the VAG products in certain markets outside of the U.S. to account for a significant portion of the Company's near-term revenues. As a result, factors adversely affecting the pricing of or demand for such products, such as market acceptance, competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of its products under development. Existing preclinical and clinical data relating to the Company's products under development are very limited. Prior to any commercial use, the products and technologies currently under development by the Company will require significant additional research and development efforts, extensive preclinical and clinical testing and regulatory approval. New product development is highly uncertain and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could slow or prevent the successful completion of the Company's product and technology development efforts. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, regulatory approval, introduction or market acceptance of these products.

LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE UPON DISTRIBUTORS

     The Company currently has limited sales and marketing capabilities, and expects to expend substantial resources in 1998 to increase its sales and marketing capabilities in the U.S. and Europe. There can be no assurance that the Company will be able to recruit and train adequate sales and marketing personnel or that such sales and marketing efforts will be successful. In addition, Thoratec competes with other companies that have extensive and well-funded sales and marketing organizations. There can be no assurance that Thoratec's sales and marketing staff will compete successfully against such other companies. The Company sells the VAD System in foreign markets (other than Canada and Europe) through distributors. In addition, Thoratec sells its graft products in foreign markets through distributors and intends to rely on distributors for sales of the VAG in the U.S., if regulatory approval is received. To the extent the Company relies on distributors, its success will depend upon the efforts of others, over which it may have little control. The loss of, or lack of performance by, distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     Competition from medical device companies and medical device subsidiaries of health care and pharmaceutical companies is intense and expected to increase. Many of the Company's competitors have substantially greater financial, technical, distribution and marketing resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in obtaining regulatory approvals for medical devices. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company. Furthermore, many of these competitors have superior manufacturing capabilities, and such competitors may be able to manufacture products more efficiently and at a lower cost than the Company and, therefore, offer comparable products at a lower cost. Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speeds with which the Company can develop products, complete clinical testing, receive regulatory approval and manufacture and sell commercial quantities of products are expected to be important competitive factors. The Company believes that the primary competitive factors in the market for ventricular assist devices are impact on patient outcomes, product performance, quality and cost-effectiveness, and that the primary competitive factors for vascular graft products are biocompatibility, patency, reliability, cost, suturability and ease of use. The Company also believes that physician relationships and customer support are important competitive factors.

U.S. GOVERNMENT REGULATIONS

     The research and development, manufacturing, marketing and distribution of the Company's products in the U.S. are governed by the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act and Regulations"). The FDA administers the FDC Act and Regulations, and the Company is subject to inspection by the FDA for compliance with such regulations and procedures. The process of obtaining FDA approval is lengthy and uncertain. In order for the Company to market future products in the U.S., the Company must obtain clearance from the FDA of a 510(k) premarket notification or approval of a more extensive submission known as a PMA. The Company is also subject to the FDA's cGMP and GLP regulations. These regulations require that the Company manufacture its products and maintain its records in a prescribed manner. The FDA periodically inspects the Company's facilities for compliance with cGMP.

     Under FDA requirements, if a manufacturer can establish that a newly developed device is "substantially equivalent" to a device marketed prior to 1976, the manufacturer may seek marketing clearance by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established, or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a PMA application that must be reviewed and approved by the FDA prior to sale and marketing of the device in the U.S. The process of obtaining approval for a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several or more years from the date of FDA submission. Both a 510(k) and a PMA, if accepted or approved, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved indications. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing.

     In December 1995, the Company received FDA approval to market the VAD System in the U.S. as a bridge to heart transplant. The same system is also sold in the U.S. for controlled clinical use under an IDE for recovery of the natural heart. In October 1997, the Company submitted a PMA Supplement to the FDA for final review for the postcardiotomy recovery indication, and the Company may file other PMA Supplements. The Company submitted data supporting an IDE application for the TLC-II in early 1998. All of the Company's other circulatory support products are in preclinical development. The Company filed an IDE application for the VAG in December 1997 and expects to file a 510(k) premarket notification after the clinical data is gathered. However, submissions of data do not constitute filings, and there can be no assurance that filings will be made or that the filings will be accepted or products will be approved by the FDA. The Company will need to complete its preclinical testing before an IDE application can be filed for the CABG graft. The PMA application required for the CABG graft will need to include the results of extensive clinical studies and manufacturing information.

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

INTERNATIONAL REGULATIONS

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

     To position itself for access to European and other international markets, Thoratec has obtained certification under the International Standards Organization (the "ISO") 9000 Series of Standards. ISO 9000 is a set of integrated requirements which, when implemented, form the foundation and framework for an effective quality management system. Commencing in mid-1998, all companies will be required to obtain CE marking for medical devices sold or distributed in the European Community. The CE mark is an international symbol of quality and with it, medical devices can be distributed within the population of over 360 million people in the European Community. A prerequisite for the Company obtaining authority to CE mark its products is to achieve full quality system certification in accordance with ISO 9001 and EN 46001. These are quality standards that cover design, production, installation and servicing of medical devices. The Company received its ISO 9001/EN 46001 certification in September 1997. The Company received authority to CE Mark the VAG in January 1998 and plans to obtain authority to CE mark the TLC-II and other VAD System accessories later in 1998. Failure to receive a CE mark certification for subsequently developed products will prohibit the Company from selling such products in Europe and would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in meeting such certification requirements for its future products.

RISK OF TECHNOLOGICAL OBSOLESCENCE

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

UNCERTAINTY RELATED TO THIRD PARTY REIMBURSEMENT FOR THE VAD SYSTEM

     Significant uncertainty exists as to the reimbursement status of newly approved health care products such as the VAD System. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new therapeutic products and by refusing in some cases to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval. To date, the Health Care Financing Administration ("HCFA"), the federal agency responsible for determining whether, and to what extent, medical products and procedures are reimbursable under Medicare and Medicaid, and some private insurers, have determined to reimburse the costs of the VAD System. The Company cannot predict whether the VAD System will continue to be approved for reimbursement and cannot predict the effect that changes in the health care system may have on the reimbursability of future products. Failure to obtain such reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

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

EXPOSURE TO CLAIMS

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

ATTRACTION AND RETENTION OF KEY EMPLOYEES

     The Company's future business and operating results will depend in significant part on the continued contributions of principal members of its management and scientific staff, the loss of any of whose services might adversely impact the achievement of planned development and product introduction objectives. In addition, the Company's anticipated growth and product introductions will require additional expertise in the areas of clinical testing, government approvals, finance, engineering and marketing, all of which will place increased demand on the Company's resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. Recruiting and retaining qualified personnel to perform these functions will be critical to the Company's success. Competition for such personnel is intense and there can be no assurance that the Company will be able to recruit and retain such individuals on acceptable terms given the competition for experienced personnel from numerous medical device, health care and pharmaceutical companies and academic and other research institutions. The loss of key employees, the Company's inability to attract and retain skilled employees, as needed, or the failure to acquire or develop necessary expertise could have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

     The price of the Common Stock has been, and is likely to continue to be, highly volatile. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors, acquisition or loss of significant customers, partners, distributors and suppliers, changes in earnings estimates by analysts, regulatory developments, or fluctuations in the economy or general market conditions, among other factors, could cause the market price of the Common Stock to fluctuate substantially. In addition, stock markets in general, and the market for shares of health care stocks in particular, have experienced extreme price and volume fluctuations in recent years which have frequently been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of the Common Stock. There can be no assurance that the market price of the Common Stock will not decline below its current price or that it will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

ITEM 2. PROPERTY

FACILITIES

     Thoratec occupies leased facilities in Pleasanton, California totaling approximately 62,000 square feet and in Berkeley, California, totaling approximately 28,000 square feet where its manufacturing activities are carried out. The manufacturing areas have been inspected, approved, and licensed by the U.S. FDA and the State of California Department of Health Services, Food and Drug Section for the manufacture of medical devices. The lease on the Berkeley building will expire in August 1999. The Company also has small leased facilities in the United Kingdom.

     In 1996, the Company entered into a lease agreement on a new manufacturing facility in Pleasanton. This building, when completed, will accommodate all of the Company's manufacturing, engineering and administrative activities. The administrative and engineering portion of the building was completed and occupied in late 1997. The manufacturing portion is scheduled to be completed in mid-1998. The Company will invest approximately $9 million in equipment and leasehold improvements tot he building, approximately $6 million of which had been invested at January 3, 1998. Annual payments under the amended lease are approximately

$699,000 for a lease term of 15 years and commenced in August 1997. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600, which the Company paid in 1996, and an additional $500,000 paid in 1997. A significant portion ($1,250,000) of the security deposit can be reduced or eliminated before the end of the initial lease term if the Company meets certain criteria as specified by the contract.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF REGISTRANT

     D. KEITH GROSSMAN, President, Chief Executive Officer and Director -- Mr. Grossman joined Thoratec Laboratories Corporation as President and Chief Executive Officer in January 1996. He was elected to the Board of Directors in February 1996. Prior to joining Thoratec, Mr. Grossman was a Division President of Major Pharmaceuticals, Inc., from June 1992 to September 1995, at which time it was sold. From July 1988 to June 1992, Mr. Grossman served as the Vice President of Sales and Marketing for Calcitek, Inc., a manufacturer of implantable medical devices, and division of Sulzermedica (formerly Intermedics, Inc.). Prior to 1988, Mr. Grossman held various other sales and marketing management positions within the McGaw Laboratories Division of American Hospital Supply Corporation.

     CHERYL D. HESS, Vice President -- Finance, Chief Financial Officer and Secretary -- Ms. Hess joined the Company as Vice President - Finance and Chief Financial Officer in December 1983 and became Secretary in 1994. Prior to joining Thoratec, Ms. Hess was a manager with the public accounting firm of Deloitte & Touche LLP, where she specialized in audit and financial advisory services for entrepreneurial, rapidly-growing, high technology companies. Ms. Hess is responsible for the direction of all financial management, control and reporting activities for Thoratec, as well as certain administrative and operational activities. Ms. Hess is a Certified Public Accountant.

     THOMAS E. BURNETT, JR., Vice President -- Sales and Marketing -- Mr. Burnett joined the Company as Vice President - Sales and Marketing in August 1996. Prior to joining Thoratec, Mr. Burnett was Vice President of Sales and Marketing at Calcitek, Inc. from June 1992 to August 1996, where he was responsible for global sales and marketing which included a direct domestic sales force and an international network encompassing 30 countries as well as new business development, strategic and operational planning. Other positions at Calcitek, included Director of Sales from January 1992 to June 1992 and National Sales Manager from January 1991 to January 1992. Prior to Calcitek, Mr. Burnett held a variety of sales and sales management positions for Kendall McGaw Laboratories, a producer of intravenous solutions, infusion equipment and parenteral pharmaceuticals.

     DAVID J. FARRAR, PH.D., Vice President -- Research and Development -- Dr. Farrar joined the Company as Program Manager of the VAD System in January 1980 and became Vice President - Circulatory Support Products in 1988, and Vice President -- Research & Development in 1996. In addition, Dr. Farrar has a research appointment in the Department of Cardiac Surgery at the California Pacific Medical Center of San Francisco. Dr. Farrar has over 20 years of research experience in the cardiovascular and medical device industry.

     DONALD A. MIDDLEBROOK, Vice President -- Regulatory Affairs/Quality Assurance -- Mr. Middlebrook joined the Company as Vice President -- Regulatory Affairs/Quality Assurance in September 1996. Before joining Thoratec, he held the position of Senior Director, Global Regulatory Affairs and Assurance for Chiron Vision Corporation, a manufacturer of implantable ophthalmic devices and surgical equipment. Prior to this, Mr. Middlebrook spent fifteen years with Baxter International in a number of progressing positions, including Vice President of Regulatory Affairs and Quality Assurance for the

CardioVascular Group, a producer of a wide range of cardio, critical care, vascular, and less invasive cardiovascular products.

     JOSEPH G. SHARPE, Vice President -- Operations -- Mr. Sharpe joined the Company as Vice President-Operations in September 1997. Prior to joining Thoratec, Mr. Sharpe was Director of Operations for the IV Systems Division of Baxter International, Inc. from 1992 to September 1997. Prior thereto, Mr. Sharpe held a number of other positions at Baxter International, Inc., including Director of Engineering of the Pharmaseal Division, and Honeywell Information Systems.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is currently traded on the Nasdaq National Market under the symbol "THOR". The following table sets forth, for the periods indicated, the high and low bid prices per share for the common stock as reported prior to June 27, 1996 by the Boston Stock Exchange or the Nasdaq Small Cap Market, and since June 27, 1996, the high and low closing sales price per share for the common stock, as reported by the Nasdaq National Market. At February 28, 1998 there were approximately 800 registered holders of the Company's common stock.

                                                  HIGH          LOW
                                                 ------        ------
1996
  First Quarter................................  $21.75        $14.63
  Second Quarter...............................   31.00         12.00
  Third Quarter................................   13.50          9.00
  Fourth Quarter...............................   11.50          9.00

1997
  First Quarter................................  $11.00        $ 8.00
  Second Quarter...............................    8.13          4.88
  Third Quarter................................    8.75          6.75
  Fourth Quarter...............................    7.50          4.38

     The Company has not declared any dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

                    ITEM                        1997      1996      1995      1994      1993
                    ----                       -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenue................................  $10,195   $ 8,087   $ 3,548   $ 2,788   $ 3,933
Research and development.....................    4,583     3,724     1,984     1,360     1,478
Net loss.....................................   (4,402)   (3,263)   (1,894)   (1,647)     (725)
Basic and diluted loss per share.............    (0.24)    (0.20)    (0.13)    (0.12)    (0.05)
Number of shares used in the computation*....   18,360    16,694    14,429    14,193    14,122

BALANCE SHEET DATA:
Working capital..............................  $15,885   $17,266   $ 2,808   $ 2,025   $ 2,106
Total assets.................................   28,477    21,847     4,380     3,605     3,599
Long-term obligations........................                        1,675     1,675
Shareholders' equity.........................   24,027    19,330     1,663     1,057     2,637

---------------

* As adjusted to reflect the one-for-three reverse split of the Company's Common Stock effected in June 1996.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Item 1 -- Risk Factors" and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  LIQUIDITY AND CAPITAL RESOURCES

     At the end of 1997 the Company had working capital of $15,885,000 compared with $17,266,000 at the end of 1996. The decrease in working capital was due to expenditures on the Company's new manufacturing facility, including deposits on leased facilities, and the loss from continuing operations partially offset by proceeds received from the public offering of the Company's common stock discussed below and proceeds received from stock option exercises. Receivables increased principally due to increased sales. Inventory increased in preparation for planned increases in sales activity and the introduction of a new product. Accounts payable and accrued liabilities increased principally due to construction and other capital asset purchases outstanding at year-end as well as increased personnel costs.

     In November 1997, the Company sold through a public offering 2,000,000 shares of common stock at five dollars per share. Net cash proceeds received by the Company related to this offering were approximately $8,809,000 after placement agents' fees and approximately $491,000 of other costs.

     In 1996, the Company entered into a lease agreement on a new manufacturing facility located in Pleasanton, California. This building, when completed, will accommodate all of the Company's manufacturing, engineering and administrative activities. The administrative and engineering portion of the building was completed and occupied in late 1997. The manufacturing portion is scheduled for completion in mid-1998. The Company will invest approximately $9 million in equipment and leasehold improvements to the building, approximately $6 million of which had been invested at January 3, 1998. Annual payments under the amended lease are approximately $699,000 for a lease term of 15 years and commenced in August 1997. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600, which the Company paid in 1996, and an additional $500,000 paid in 1997. A significant portion ($1,250,000) of the security deposit can be reduced or eliminated before the end of the initial lease term if the Company meets certain criteria as specified by the contract.

     With the proceeds of the above noted public offering, the Company believes that it has sufficient funds to increase its marketing efforts, to increase manufacturing efficiencies through construction of its new manufacturing facility and to develop new sources of revenue, including new products for at least the next year. However, the Company expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing, marketing, and research and development of new product lines. As a result, the Company expects to incur net losses for at least the next year. There can be no assurance that the Company will achieve profitability or positive cash flow.

     The Company does not expect that inflation will have a material impact on its operations.

  RESULTS OF OPERATIONS

     Product sales in 1997 were $9,441,000 compared to $7,503,000 in 1996. The 26% increase is primarily the result of increased sales of the VAD System in the United States following FDA approval of the System in late 1995 and efforts of a direct sales organization established in late 1995 and early 1996. Domestic sales increased $2,085,000, or 38% in 1997. Interest and other income increased $169,000 to $753,000 in 1997 due principally to interest earned on higher average cash balances obtained from the Company's public stock offerings in November 1997 and September 1996.

     Cost of sales increased $752,000, or 23%, in 1997 compared to 1996 as a result of the higher sales volume in 1997. Gross margins increased from 57% in 1996 to 58% in 1997 due to the ability of the Company to raise selling prices of its VAD pumps beginning in the second quarter of 1996 partially offset by increased operating costs in 1997 associated with the new manufacturing facility and increased personnel and related costs.

     Research and development expenses for 1997 increased $859,000, or 23%, compared to 1996 due to increased costs associated with the Company's graft products and continued development of the Company's portable VAD driver, the TLC-II. Selling, general and administrative expenses in 1997 increased $2,075,000, or 53%, compared to 1996 principally from costs associated with implementing a direct sales strategy in Europe and continued development and expansion of the domestic sales and marketing organization.

     The Company expects profitability will continue to be adversely impacted by various fixed costs until all its current products have received pre-market approval in the United States and approval for sale in its major international markets. In December 1995, the Company received FDA approval for its VAD System as a bridge to transplantation. In October 1997, the Company filed a PMA Supplement for an additional indication for the VAD System for recovery of the natural heart.

  YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by December 31, 1998.

     In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company, together with the report thereon by Deloitte & Touche LLP, Independent Auditors, are set forth at pages F-1 to F-14 of this Report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Company will file its definitive Proxy Statement for its Annual Meeting for Shareholders to be held on May 18, 1998, pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section titled "Executive Officers" in
         Part I, Item 4 hereof.

     (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a). EXHIBITS AND INDEX OF EXHIBITS

        EXHIBIT NO.                            EXHIBIT
        -----------                            -------
         3(a)        Registrant's Certificate of Incorporation, as amended.(1)
         3(b)        Registrant's By-Laws, as amended.(1)
         4(a)        Form of Convertible Secured Promissory Note.(7)
        10(p)        Lease Agreement dated July 5, 1979, between the Registrant and Scenic Arts Incorporated, as amended.(2)
        10(ii)       Amended 1984 Incentive Stock Option Plan.(4)
        10(eee)      Amended 1988 Non-Qualified Stock Option Plan.(4)
        10(fff)      1993 Stock Option Plan.(6)
        10(ggg)      Agreement for the Acquisition of Th. Goldschmidt AG of
                     Certain of the Assets of Thoratec Laboratories Corporation
                     dated as of March 29, 1989.(3)
        10(jjj)      Thoratec Laboratories Corporation and COBE Laboratories,
                     Inc. Common Stock Purchase Agreement dated November 23,
                     1992.(5)
        10(kkk)      License Agreement Between Thoratec Laboratories Corporation
                     and COBE Laboratories, Inc. dated as of November 23,
                     1992.(5)
        10(lll)      Lease Agreement dated July 25, 1996, between Registrant and
                     Main Street Associates, as amended.(8)
        10(mmm)      1996 Stock Option Plan.(9)
        10(nnn)      1996 Nonemployee Directors Stock Option Plan.(9)
        10(ooo)      First Amendment to Lease Agreement Originally By and Between
                     Mainstreet Associates and Thoratec Laboratories Corporation
                     dated July 25, 1996.(10)
        10(ppp)      1997 Stock Option Plan.(11)
        10(qqq)      Amended 1996 Nonemployee Directors Stock Option Plan.(10)
        10(rrr)      Second Amendment to Lease Agreement Originally By and
                     Between Mainstreet Associates and Thoratec Laboratories
                     Corporation dated July 25, 1996.(12)
        23           Independent Auditors' Consent -- Deloitte & Touche LLP.
        24           Power of Attorney -- Reference is made to page 31 hereof.
        27           Financial Data Schedule

---------------

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

 (7) Filed as an Exhibit with corresponding exhibit number to Thoratec's Annual Report for the fiscal year ended December 31, 1994 and incorporated herein by reference.

 (8) Filed as an Exhibit with corresponding exhibit number to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996 and incorporated herein by reference.

 (9) Filed as an Exhibit with corresponding exhibit number to Thoratec's Registration Statement on Form S-8 (Registration No. 333-11883) and incorporated herein by reference.

(10) Filed as an Exhibit with corresponding exhibit number to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 and incorporated herein by reference.

(11) Filed as an Exhibit with corresponding exhibit number to Thoratec's Registration Statement on Form S-8 (Registration No. 333-32223) and incorporated herein by reference.

(12) Filed as an Exhibit with corresponding exhibit number to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997 and incorporated herein by reference.

     (b) REPORTS ON FORM 8-K

        None filed in 1997.

                                   SIGNATURES

     In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THORATEC LABORATORIES CORPORATION

                                          By:     /s/ D. KEITH GROSSMAN

                                            ------------------------------------
                                            D. Keith Grossman, Chief Executive
                                              Officer

                                          Date:          March 19, 1998

                                             -----------------------------------

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                /s/ D. KEITH GROSSMAN                    Chief Executive Officer,     February 20, 1998
-----------------------------------------------------     President and Director
                  D. Keith Grossman

                 /s/ CHRISTY W. BELL                             Director             February 20, 1998
-----------------------------------------------------
                   Christy W. Bell

                 /s/ HOWARD E. CHASE                             Director             February 20, 1998
-----------------------------------------------------
                   Howard E. Chase

                 /s/ J. DANIEL COLE                              Director             February 20, 1998
-----------------------------------------------------
                   J. Daniel Cole

                 /s/ J. DONALD HILL                    Director and Chairman of the   February 20, 1998
-----------------------------------------------------       Board of Directors
                   J. Donald Hill

              /s/ WILLIAM M. HITCHCOCK                           Director             February 20, 1998
-----------------------------------------------------
                William M. Hitchcock

             /s/ GEORGE W. HOLBROOK, JR.                         Director             February 20, 1998
-----------------------------------------------------
               George W. Holbrook, Jr.

                /s/ DANIEL M. MULVENA                            Director             February 20, 1998
-----------------------------------------------------
                  Daniel M. Mulvena

                 /s/ CHERYL D. HESS                     Vice President -- Finance,    February 20, 1998
-----------------------------------------------------   Chief Financial Officer and
                   Cheryl D. Hess                          Secretary (Principal
                                                         Financial and Accounting
                                                                 Officer)

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Thoratec Laboratories Corporation:

     We have audited the accompanying consolidated balance sheets of Thoratec Laboratories Corporation and subsidiary (the "Company") as of January 3, 1998, and December 28, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thoratec Laboratories Corporation and Subsidiary at January 3, 1998 and December 28, 1996 and the results of their operations and their cash flows for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 in conformity with generally accepted accounting principles.

/s/  DELOITTE & TOUCHE, LLP

San Francisco, California
February 20, 1998

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    FISCAL YEAR END
                                                              ---------------------------
                                                              JANUARY 3,     DECEMBER 28,
                                                                 1998            1996
                                                              -----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 9,469,311    $ 5,348,000
  Short-term investments available-for-sale (Note 3)........    5,390,663     10,631,990
  Receivables (Note 9)......................................    1,302,323        833,700
  Inventories (Note 4)......................................    3,901,258      2,703,196
  Prepaid expenses and other................................      270,865        266,519
                                                              -----------    -----------
     Total current assets...................................   20,334,420     19,783,405
EQUIPMENT AND IMPROVEMENTS -- AT COST (Note 5):
  Equipment.................................................    2,671,015      1,714,407
  Leasehold improvement.....................................    4,851,701        794,692
  Construction in progress..................................    1,300,963        534,089
                                                              -----------    -----------
     Total..................................................    8,823,679      3,043,188
Accumulated depreciation and amortization...................   (2,154,105)    (1,908,667)
                                                              -----------    -----------
Equipment and improvements -- net...........................    6,669,574      1,134,521
OTHER ASSETS (Note 5).......................................    1,473,180        929,495
                                                              -----------    -----------
       TOTAL ASSETS.........................................  $28,477,174    $21,847,421
                                                              ===========    ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 2,804,400    $ 1,352,732
Accrued compensation........................................      929,920        527,497
Product sales advances......................................      255,199        267,128
Other.......................................................      460,378        370,174
                                                              -----------    -----------
     Total current liabilities..............................    4,449,897      2,517,531
COMMITMENTS (Notes 5 and 12)
SHAREHOLDERS' EQUITY: (Notes 2, 6, 7, 8, and 9)
  Preferred shares -- none issued and outstanding
  Common shares, 100,000,000 authorized; issued and
     outstanding -- 20,172,445 in 1997 and 17,942,117 in
     1996...................................................   72,664,107     63,519,139
Additional capital..........................................    2,482,229      2,471,877
Accumulated deficit.........................................  (51,081,554)   (46,679,195)
Unrealized gain(loss) on investments -- net.................       (7,539)         5,651
Cumulative translation adjustment...........................      (29,966)        12,418
                                                              -----------    -----------
     Total shareholders' equity.............................   24,027,277     19,329,890
                                                              -----------    -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........  $28,477,174    $21,847,421
                                                              ===========    ===========

                See notes to consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE FISCAL YEARS ENDED
                                                  -------------------------------------------
                                                  JANUARY 3,     DECEMBER 28,    DECEMBER 30,
                                                     1998            1996            1995
                                                  ----------     ------------    ------------
REVENUE:
Product sales -- net (Notes 9 and 11)...........  $ 9,441,302    $ 7,502,536     $ 3,488,599
Interest and other..............................      753,369        584,406          59,326
                                                  -----------    -----------     -----------
Total revenue...................................   10,194,671      8,086,942       3,547,925
                                                  -----------    -----------     -----------
COSTS AND EXPENSES:
Cost of products sold...........................    4,005,242      3,253,626       1,972,467
Research and development........................    4,582,745      3,723,713       1,984,101
Selling, general, and administrative............    6,027,365      3,952,277       1,297,815
Debt conversion expense (Note 6)................                     378,295
Interest expense (Note 6).......................                      45,811         184,886
Foreign currency expense........................      (18,322)        (4,039)          2,822
                                                  -----------    -----------     -----------
Total costs and expenses........................   14,597,030     11,349,683       5,442,091
                                                  -----------    -----------     -----------
NET LOSS........................................  $(4,402,359)   $(3,262,741)    $(1,894,166)
                                                  ===========    ===========     ===========
Basic and diluted loss per share (Note 14)......  $     (0.24)   $     (0.20)    $     (0.13)
                                                  ===========    ===========     ===========
Shares used to compute basic and diluted loss
  per share.....................................   18,360,336     16,693,820      14,428,539

                See notes to consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              UNREALIZED
                                                                              GAIN/(LOSS)   CUMULATIVE        TOTAL
                                      COMMON      ADDITIONAL   ACCUMULATED        ON        TRANSLATION   SHAREHOLDERS'
                                       STOCK       CAPITAL       DEFICIT      INVESTMENTS   ADJUSTMENT       EQUITY
                                    -----------   ----------   ------------   -----------   -----------   -------------
BALANCE, DECEMBER 31, 1994........  $40,245,803   $2,333,689   $(41,522,288)                               $ 1,057,204
Exercise of 49,329 common stock
  options for cash and exchange
  for 832 shares of common stock
  which were canceled.............       59,053                                                                 59,053
Issuance of 641,029 shares of
  common stock for cash...........    2,441,565                                                              2,441,565
Foreign currency translation
  adjustments.....................                                                           $   (985)            (985)
Net Loss..........................                               (1,894,166)                                (1,894,166)
                                    -----------   ----------   ------------    --------      --------      -----------
BALANCE, DECEMBER 30, 1995........   42,746,421    2,333,689    (43,416,454)                     (985)       1,662,671
Issuance of 342,537 shares of
  common stock for conversion of
  notes payable...................    1,675,000                                                              1,675,000
Exercise of 880,304 common stock
  warrants for cash and exchange
  for 83 shares of common stock
  which were canceled.............    1,340,034                                                              1,340,034
Issuance of 1,644,000 shares of
  common stock for cash...........   17,591,204                                                             17,591,204
Exercise of 146,185 common stock
  options for cash and exchange
  for 3,518 shares of common stock
  which were canceled.............      166,480                                                                166,480
Issuance of common stock options
  for nonemployee services........                   138,188                                                   138,188
Unrealized gain on investments....                                             $  5,651                          5,651
Foreign currency translation
  adjustments.....................                                                             13,403           13,403
Net Loss..........................                               (3,262,741)                                (3,262,741)
                                    -----------   ----------   ------------    --------      --------      -----------
BALANCE, DECEMBER 28, 1996........   63,519,139    2,471,877    (46,679,195)      5,651        12,418       19,329,890
Exercise of 241,937 common stock
  options for cash and exchange
  for 11,609 shares of common
  stock which were canceled.......      335,681                                                                335,681
Issuance of common stock options
  for nonemployee services........                    10,352                                                    10,352
Unrealized loss on investments....                                              (13,190)                       (13,190)
Issuance of 2,000,000 shares of
  common stock for cash...........    8,809,287                                                              8,809,287
Foreign currency translation
  adjustments.....................                                                            (42,384)         (42,384)
Net Loss..........................                               (4,402,359)                                (4,402,359)
                                    -----------   ----------   ------------    --------      --------      -----------
BALANCE, JANUARY 3, 1998..........  $72,664,107   $2,482,229   $(51,081,554)   $ (7,539)     $(29,966)     $24,027,277
                                    ===========   ==========   ============    ========      ========      ===========

                See notes to consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE FISCAL YEARS ENDED
                                                    --------------------------------------------
                                                     JANUARY 3,     DECEMBER 28,    DECEMBER 30,
                                                        1998            1996            1995
                                                    ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                          $ (4,402,359)   $ (3,262,741)   $(1,894,166)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Debt conversion expense (Note 6).............                       378,295
     Common stock options granted for services
       (Note 9)...................................        10,352         138,188
  Depreciation and amortization...................       260,895         195,441        119,400
  Changes in assets and liabilities:
     Receivables..................................      (468,623)       (252,402)      (273,115)
     Prepaid expenses and other...................        (4,346)        (17,471)      (188,582)
     Inventories..................................    (1,198,062)     (1,329,032)       128,835
     Other assets.................................      (595,444)       (791,947)       149,413
     Accounts payable and other liabilities.......       816,745       1,188,741        169,562
                                                    ------------    ------------    -----------
     Net cash used in operating activities........    (5,580,842)     (3,752,928)    (1,788,653)
                                                    ------------    ------------    -----------
Cash flows from investing activities:
  Purchases of short-term investments
     available-for-sale...........................   (85,482,972)    (69,738,523)
  Maturities of short-term investments
     available-for-sale...........................    83,400,000      47,560,000
  Sales of short-term investments
     available-for-sale...........................     7,311,109      11,552,184
  Capital expenditures............................    (4,670,952)       (637,679)       (92,671)
                                                    ------------    ------------    -----------
     Net cash provided by (used in) investing
       activities.................................       557,185     (11,264,018)       (92,671)
                                                    ------------    ------------    -----------
Cash flows from financing activities:
  Common stock issued in private placement -- net                                     2,441,565
  Common stock issued upon exercise of warrants...                       961,739
  Common stock issued in public
     placement -- net.............................     8,809,287      17,591,204
  Common stock issued upon exercise of options....       335,681         166,480         59,053
                                                    ------------    ------------    -----------
     Net cash provided by financing activities....     9,144,968      18,719,423      2,500,618
                                                    ------------    ------------    -----------
Net increase in cash and cash equivalents.........     4,121,311       3,702,477        619,294
Cash and cash equivalents at beginning of year....     5,348,000       1,645,523      1,026,229
                                                    ------------    ------------    -----------
Cash and cash equivalents at end of year..........  $  9,469,311    $  5,348,000    $ 1,645,523
                                                    ============    ============    ===========
Noncash Financing Transaction:
  Conversion of notes into common stock (Note
     6)...........................................                  $  1,675,000

Noncash Investing Transactions:
  Construction costs and capital assets in
     accounts payable (Note 5)....................  $  1,402,045    $    286,424

Other Cash Flow Information:
     Interest paid (Note 6).......................                  $     45,811    $   184,886

                See notes to consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Operations -- Thoratec Laboratories Corporation and its subsidiary (the "Company") manufactures and markets medical devices utilizing specialty polymers and is engaged in ongoing research and development. Thoratec's products are marketed worldwide.

     The Company reports on a 52-53 week fiscal year, which ends on the Saturday closest to December 31. The fiscal year ended January 3, 1998 (fiscal 1997) includes 53 weeks. The fiscal years ended December 28, 1996 (fiscal 1996) and December 30, 1995 (fiscal 1995) include 52 weeks.

     Principles of Consolidation -- The consolidated financial statements include Thoratec Laboratories Corporation (a California corporation) and its subsidiary company, Thoratec Europe Limited. All significant intercompany balances and transactions are eliminated in consolidation.

     Use of Estimates -- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from these estimates.

     Cash and Cash Expenditures -- Cash and cash equivalents include money market securities stated at cost, which approximates market value.

     Investments -- The Company's short-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity.

     A portion of the funds provided by the public offerings of the Company's common stock in 1996 and 1997 are currently being held for investment until such time that the funds are needed by the Company for operations and capital expenditures. As of the end of 1997, short-term investments were comprised primarily of certificates of deposit, commercial paper and corporate notes with maturity dates within 12 months of the date of investment.

     Inventories are stated at the lower of first-in, first-out cost or market.

     Depreciation and Amortization -- Equipment is depreciated over estimated useful lives which range from two to eight years. Leasehold improvements are amortized over the remaining period of the lease or over the estimated useful life of the improvement, whichever is shorter. The straight-line method is used for depreciation and amortization.

     Income Taxes -- The Company follows an asset and liability approach for financial accounting and reporting of income taxes. Under this approach, the Company computes its tax liability at each consolidated financial statement date by applying provisions of current tax laws to temporary differences between consolidated financial statement and income tax bases. Changes in tax law may result in an adjustment to deferred tax assets.

     Fair Value of Financial Instruments -- The Company's financial instruments include cash and equivalents, short-term investments available-for-sale, customer receivables, accounts payable, and certain other accrued liabilities. The carrying amounts of these items are a reasonable estimate of their fair values.

     Foreign Currency Translation -- All assets and liabilities of the Company's non-United States operations are translated into United States dollars at fiscal period-end exchange rates, and the resulting translation adjustments are recorded as cumulative translation adjustments in shareholders' equity. Income items are translated at actual or average monthly rates of exchange.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

     Revenue Recognition and Product Warranty -- The Company recognizes product revenues upon shipment of the related product. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

     Accounting for Stock-Based Compensation -- The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) effective for the fiscal year ended December 28, 1996. SFAS No. 123 established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed under provisions of SFAS No. 123, the Company has chosen to continue the intrinsic value based method and provide pro forma disclosures of net earnings and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted.

     Loss Per Share -- In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 in the year ended January 3,1998 as required and all earnings per share (EPS) data presented conforms with SFAS 128, including all prior periods presented.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 1997, 1996 and 1995 excludes any effect from such securities as their inclusion would be antidilutive.

     Statement of Cash Flows -- Cash equivalents consist of money market funds carried at cost which is equal to market value. Significant noncash investing and financing activities are discussed in Notes 6 and 8.

     Recently Issued Accounting Standards -- During June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which requires that an enterprise report the change in its net assets from nonowner sources by major components and, as a single total. The FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), which establishes annual and interim standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these Statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Such Statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     Reclassifications -- Certain reclassifications have been made to the 1996 amounts to conform to the 1997 presentation.

 2. FINANCIAL POSITION AND LIQUIDITY

     In November 1997, the Company sold through a public offering 2,000,000 shares of common stock at five dollars per share. Net cash proceeds received by the Company related to this offering were approximately $8,809,000 after placement agents' fees and approximately $491,000 of other costs.

     In July 1996, the Company sold, through an underwritten public offering, 1,644,000 shares of common stock at $12.00 per share. Included in the 1,644,000 shares are 144,000 shares sold pursuant to an underwriters' over-allotment option. Also issued to the underwriters in connection with the public offering were five-year warrants to purchase 164,400 shares of the Company's common stock at $14.40 per share. The warrants are currently exercisable and include a net exercise provision. Net cash proceeds received by the Company related to this offering were approximately $17,591,000. Underwriters' commissions, the fair value

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY of warrants issued to the underwriters, and approximately $1,050,000 of other estimated costs have been recorded as an offset to common stock at the closing of the offering.

     With the proceeds of these offerings, the Company believes that it has sufficient funds to increase its marketing efforts, to increase manufacturing efficiencies through construction of a new manufacturing facility, and to develop new sources of revenue, including new products, for at least the next year. However, the Company expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing, marketing, and research and development of new product lines. As a result the Company expects to incur net losses for at least the next year. There can be no assurance that the Company will achieve profitability or positive cash flow.

3. SHORT-TERM INVESTMENTS

     Short term investments available-for-sale are summarized as follows:

                                                        GROSS        GROSS
                                         AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                           COST         GAINS        LOSSES        VALUE
                                        -----------   ----------   ----------   -----------
JANUARY 3, 1998
  Corporate debt instruments..........  $ 5,398,202     $   79      $(7,618)    $ 5,390,663
                                        ===========     ======      =======     ===========
DECEMBER 28, 1996
Debt instruments issued by:
  Federal government and its
     agencies.........................  $   636,715     $  997      $     0     $   637,712
  Corporate debt instruments..........    9,989,624      5,072         (418)      9,994,278
                                        -----------     ------      -------     -----------
          Total.......................  $10,626,339     $6,069      $  (418)    $10,631,990
                                        ===========     ======      =======     ===========

     The Company classifies those investments which mature in less than one year as short-term investments.

4. INVENTORIES

     Inventories consist of the following:

                                                 FISCAL YEAR ENDED
                                        ------------------------------------
                                        JANUARY 3, 1998    DECEMBER 28, 1996
                                        ---------------    -----------------
Finished goods........................    $1,652,312          $1,516,420
Work-in process.......................       803,606             648,622
Raw materials.........................     1,445,340             538,154
                                          ----------          ----------
          Total.......................    $3,901,258          $2,703,196
                                          ==========          ==========

5. LEASES

     The Company leases offices, laboratory and manufacturing space under noncancelable operating leases. In 1996 the Company entered into a lease agreement on a new manufacturing facility located in Pleasanton, California. This building, when completed, will accommodate all of the Company's manufacturing, engineering and administrative activities. The administrative and engineering portion of the building was completed and occupied in late 1997. The manufacturing portion is scheduled to be completed in mid-1998. The Company will invest approximately $9 million in equipment and leasehold improvements to the building, approximately $6 million of which had been invested at January 3, 1998. Annual payments under the amended lease are approximately $699,000 for a lease term of 15 years and commenced in August 1997. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600, which the Company paid in 1996, and

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY an additional $500,000 paid in 1997. A significant portion ($1,250,000) of the security deposit can be reduced or eliminated before the end of the initial lease term if the Company meets certain criteria as specified by the contract. Future minimum lease payments as of January 3, 1998 are noted below:

                                      AS OF
                                 JANUARY 3, 1998
                                 ---------------
Fiscal year:
1998...........................    $   883,476
1999...........................        830,050
2000...........................        723,200
2001...........................        723,200
2002...........................        723,200
Thereafter.....................      6,847,514
                                   -----------
          Total................    $10,730,640
                                   ===========

     Rent expense for all operating leases was $473,237 in 1997, $200,121 in 1996, and $180,324 in 1995.

 6. LONG-TERM DEBT

     In 1994, the Company placed $1.675 million of convertible secured debt with private lenders. The notes were convertible into common stock at rates ranging from $4.92 to $6.38 per share, bore interest at 11% and were due in three years. The debt was secured by the royalties payable pursuant to the Licensing Agreement with COBE Laboratories, Inc. ("COBE") (see Note 9), all accounts receivable, equipment and inventory. Five-year warrants to purchase 210,201 shares of Thoratec common stock at $6.38 per share were also issued with the convertible notes.

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

     The Series A preferred stock is entitled to cumulative annual dividends of $1.30 per share and has a liquidation preference of $9.25 plus cumulative unpaid dividends. The Company may redeem the Series A preferred stock at any time for its liquidation preference. Each share of preferred stock is convertible into one-third shares of common stock, after adjusting for earned but unpaid dividends. At January 3, 1998, no shares of Series A preferred stock were outstanding.

     Series B preferred stock is senior to Series A in all preferences. Series B is entitled to cumulative annual dividends of $.96 per share and has a liquidation preference of $8.00 plus cumulative unpaid dividends. The Series B preferred stock is redeemable by the Company five years after issuance for $8.00 per share plus

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY cumulative unpaid dividends. Each share of Series B preferred stock is convertible at any time into three and one-third shares of common stock and has certain anti-dilution provisions. Series B preferred votes on an as-converted basis. At January 3, 1998, no shares of the Series B preferred stock were outstanding.

 8. OPTIONS AND WARRANTS

     In 1993, the Directors approved the 1993 Stock Option Plan ("1993 SOP"), which permits the Company to grant options to purchase up to 666,667 shares of common stock. During 1996 and 1995, 69,693 and 66,667 options, respectively, were granted under this plan. No options were granted under this plan in 1997.

     In 1996, the Directors adopted the 1996 Stock Option Plan ("1996 SOP") and the 1996 Nonemployee Directors Stock Option Plan ("Directors Option Plan"). The 1996 SOP consists of two parts. Part One permits the Company to grant options to purchase up to 500,000 shares of common stock. During 1997 and 1996, 653,166 and 184,333 options, respectively, were granted at fair market value under this Part of the Plan. Part Two related to the Chief Executive Officer (CEO) and permits the Company to grant non-qualified options to the CEO to purchase up to 333,333 shares of common stock. During 1996, 333,333 options were granted at fair market value under this Part of the Plan. In November 1997, these options were repriced to the then fair market value of five dollars per share. All other options of the CEO were canceled in conjunction with the repricing. The Directors Option Plan permits the Company to grant options to purchase up to 150,000 shares of common stock. The Company currently has seven non-employee directors who are eligible to participate in the Directors Option Plan. During 1997 and 1996, 45,000 and 16,665 options, respectively, were granted at fair market value.

     In 1997, the Directors adopted the 1997 Stock Option Plan ("1997 SOP"). The 1997 SOP permits the Company to grant options to purchase up to 1,000,000 shares of common stock. During 1997, 294,834 options were granted at fair market value under this plan. The 1997 SOP was approved by Shareholders at the Annual Meeting of Shareholders held on May 16, 1997.

     Including the 1993 SOP, the 1996 SOP, the Directors Option Plan, the 1997 SOP, and several older plans, the Company had nine common stock option plans. Options may be granted by the Board of Directors at fair market value at the date of grant. Options under plans become exercisable within four or five years of grant and expire between five and ten years from date of grant. At January 3, 1998, 1,069,376 common shares remain available for grant.

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

     The Company applies APB Opinion 25 and related Interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and net loss per share would have been increased to the proforma amounts indicated in the following table. As 1996 was the initial phase-in period for applying this Statement, the proforma results indicated are

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY not necessarily representative of the effects on proforma disclosures of net income for future periods as they exclude options that were granted prior to January 1, 1995, with vesting periods in 1995 and later.

                                                              FISCAL YEAR
                                               -----------------------------------------
                                                  1997           1996           1995
                                               -----------    -----------    -----------
Net Loss                          As reported  $(4,402,359)   $(3,262,741)   $(1,894,166)
                                   Pro Forma    (6,582,359)    (5,182,741)    (1,944,166)
Basic and diluted loss per share  As reported  $     (0.24)   $     (0.20)   $     (0.13)
                                   Pro Forma         (0.36)         (0.31)         (0.13)

     The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1997, 1996: risk-free interest rates of 6.32% in 1997, 5.81% in 1996, and 6.41% in 1995; expected volatility of 88% for
1997, 67% for 1996, and 67% for 1995; expected lives in all years of two years beyond each incremental vesting period (total life of 2 1/2 to 7 years, depending upon each grant's individual vesting schedule). No dividends are assumed for any plan in any year.

     Option activity is summarized as follows:

                                                              NUMBER OF    WEIGHTED AVERAGE
                                                               OPTIONS      EXERCISE PRICE
                                                              ---------    ----------------
Outstanding at fiscal year end 1994
(721,891 exercisable at $1.20 weighted average exercise
  price per share)..........................................  1,297,566         $ 1.68
  Granted ($3.81 weighted average fair value per share).....     66,667           6.28
  Canceled..................................................    (14,079)          1.49
  Exercised(1)..............................................    (49,329)          1.31
                                                              ---------         ------
Outstanding at fiscal year end 1995
(807,468 exercisable at $1.37 weighted average exercise
  price per share)..........................................  1,300,825         $ 1.94
  Granted ($7.71 weighted average fair value per share).....    604,024          14.14
  Canceled and expired......................................   (183,473)          6.06
  Exercised(2)..............................................   (146,185)          1.47
                                                              ---------         ------
Outstanding at fiscal year end 1996
(783,396 exercisable at $2.18 weighted average exercise
  price per share)..........................................  1,575,191         $ 6.18
  Granted ($3.59 weighted average fair value per share).....    993,000           6.06
  Canceled and expired......................................   (531,135)         12.02
  Exercised(3)..............................................   (241,937)          1.81
                                                              ---------         ------
Outstanding at fiscal year end 1997 (844,747 exercisable at
  $3.56 weighted average exercise price per share)..........  1,795,119         $ 4.98
                                                              =========         ======

---------------

(1) Includes 44,290 options exercised for $59,053 cash and 5,039 options exercised by exchange for 832 shares of common stock, which were canceled.

(2) Includes 110,204 options exercised for $166,480 cash and 35,981 options exercised by exchange for 3,518 shares of common stock, which were canceled.

(3) Includes 193,371 options exercised for $335,681 cash and 48,566 options by exchange for 11,609 shares of common stock, which were canceled.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

     The status of options outstanding as of January 3, 1998 is summarized as follows:

                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                       --------------------------------------    -----------------------
                                       WEIGHTED
                                        AVERAGE      WEIGHTED                   WEIGHTED
                                       REMAINING     AVERAGE                    AVERAGE
       PRICE             NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
     CATEGORY          OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
-------------------    -----------    -----------    --------    -----------    --------
$.18 to $.75              278,018     1.18 years      $  .63       262,113       $  .64
$1.14 to $2.25            380,412     5.59 years        2.20       335,728         2.19
$4.375 to $5.875          716,167     9.61 years        5.21       128,333         5.19
$6.00 to $9.875           221,332     8.53 years        7.71        50,599         7.19
$10.00 to $15.75          185,858     8.48 years       11.23        54,642        12.33
$30.00                     13,332     8.42 years       30.00        13,332        30.00
                        ---------     ----------      ------       -------       ------
$.18 to $30.00          1,795,119     7.19 years      $ 4.98       844,747       $ 3.56
                        =========     ==========      ======       =======       ======

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

 9. RELATED PARTIES

     In 1992 the Company entered into an agreement to sell common stock, representing 26% of the Company, to COBE Laboratories, Inc., which included several provisions, including two seats on the Company's Board of Directors for COBE designees, a standstill agreement, and a participation agreement for future financings. The Company and COBE also finalized a licensing, manufacturing, and distribution agreement which provides for a royalty-bearing license to the Company's biomaterial technology for use in certain of COBE's products, the right for the Company to manufacture these biomaterials for a period of time before the royalty provisions become effective, a provision that COBE and the Company negotiate for COBE to be the distributor of certain future products of the Company, and a right of COBE to first negotiation on certain future licensing rights. For the fiscal years 1997, 1996 and 1995, COBE purchases of materials from the Company under the manufacturing agreement totaled $310,000, $99,000 and $87,000, respectively.

     Receivables at the end of fiscal 1997 included $1,000 from COBE affiliates. There were no receivables outstanding from COBE affiliates at the end of fiscal 1996.

     For other related party transactions, see Note 11.

10. TAXES ON INCOME

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

     Significant components of the Company's net deferred taxes are as follows:

                                                         FISCAL YEAR ENDED
                                                    ---------------------------
                                                    JANUARY 3,     DECEMBER 28,
                                                       1998            1996
                                                    -----------    ------------
Deferred tax assets:
  Federal tax loss carryforward (as adjusted for    $ 6,600,000    $ 5,400,000
     the limitation on change in ownership).......
  State tax loss carryforward.....................      350,000        325,000
     Other, net...................................    1,500,000         60,000
                                                    -----------    -----------
          Total...................................    8,450,000      5,785,000
     Less: Valuation allowance....................   (8,450,000)    (5,785,000)
                                                    -----------    -----------
                                                             --             --
                                                    ===========    ===========

     At January 3, 1998, the Company had net operating loss ("NOL") carryforwards of approximately $19.5 million. The majority of such carryforwards expire from 2003 through 2012. Use of the $7.4 million NOL which arose prior to the greater than 50% change in ownership which occurred in 1992 is limited to approximately $440,000 per year due to such change.

     Due to these limitations and due to the fact that the Company has sustained cumulative losses, the potential future benefit from these deferred assets are fully reserved by means of a valuation allowance and will therefore produce a financial statement benefit if and when utilized.

11. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company's sales for each year are shown in the table below for each major geographic area:

                                                      FISCAL YEAR
                                         --------------------------------------
                                            1997          1996          1995
                                         ----------    ----------    ----------
Export sales:
  Europe...............................  $1,094,516    $1,731,642    $1,524,080
  All Other............................     793,339       302,170       438,462
                                         ----------    ----------    ----------
          Subtotal.....................   1,887,855     2,033,812     1,962,542
Domestic sales.........................   7,553,447     5,468,724     1,526,057
                                         ----------    ----------    ----------
          Total........................  $9,441,302    $7,502,536    $3,488,599
                                         ==========    ==========    ==========

     Included in European sales for 1997, 1996, and 1995 are $1,932, $116,674, and $688,610, respectively, of sales to COBE and its affiliates, which began distributing the Thoratec VAD System in several European markets in late 1992. In the Spring of 1995, Thoratec signed an agreement with Arrow International ("Arrow") to take over the distribution in most of the COBE territories. Included in European sales for 1997, 1996 and 1995 are $282,275, $1,476,253, and $632,639, respectively, of sales to Arrow. In July 1997, the Company terminated its distribution agreement with Arrow.

     Included in domestic sales for 1997 and 1996 are approximately $461,000 and $250,000 of income earned from the rental of certain Company product.

12. COMMITMENTS

     In 1995, the supplier of mechanical valves for the VAD System stopped production. The Company negotiated a contract for supply of the valves that it believes will satisfy its needs through at least October 1998. In October 1997, the Company executed an agreement with Arrow International, Inc. to supply

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY these valves for a four-year term. As of January 3, 1998, the long-term purchase commitment associated with this agreement was approximately $2.4 million.

     In January 1996, the Company entered into a four-year employment agreement with a key executive officer. This employment agreement provides for, among other provisions, a minimum base salary, an annual bonus based on performance, a severance package and the issuance of 333,333 non-qualified stock options.

     The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company's business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole. See Notes 5 and 8.

13. RETIREMENT SAVINGS PLAN

     Effective January 1997, the Company implemented a 401(k) Plan (the "Plan") covering all employees who have met certain eligibility requirements. Under the Plan, employees may elect to contribute up to 18% of their eligible compensation to the Plan, subject to certain limitations. The Company matches employee contributions at 25% up to the first 6% of employees' compensation. Employees vest at the rate of 25% per year with full vesting after four years of service with the Company. As of January 3, 1998, the Company had made contributions to the Plan of approximately $40,000.

14. EARNINGS PER SHARE

     The Company calculates basic earnings per share (EPS) and diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for 1997, 1996 and 1995 excludes any effect of such instruments because their inclusion would be antidilutive.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                   FISCAL YEARS ENDED
                                         --------------------------------------
                                            1997          1996          1995
                                         ----------    ----------    ----------
Shares used to compute basic EPS.......  18,360,336    16,693,820    14,428,539
Add: effect of dilutive securities.....          --            --            --
                                         ----------    ----------    ----------
Shares used to compute diluted EPS.....  18,360,336    16,693,820    14,428,539
                                         ==========    ==========    ==========