Form 10-Q
period 1998-04-04
THORATEC LABORATORIES CORP
filed 1998-05-11
CIK 350907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 1998 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________


COMMISSION FILE NUMBER:  1-8145


                        THORATEC LABORATORIES CORPORATION
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                     California                              94-2340464
-------------------------------------------------     -------------------------
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer
             Organization)                               Identification No.)

   6035 Stoneridge Drive, Pleasanton, California                94588
-----------------------------------------------------  ------------------------
     (Address of Principal Executive Offices)                 (Zip Code)



Registrant's telephone number, including area code:  (925) 847-8600



        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No  [ ]


        As of May 6, 1998 registrant had 20,319,328 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)
                                                             April 4,               January 3,
                                                              1998                    1998
                                                           -----------             -----------
ASSETS

Current Assets:
Cash and cash equivalent                                   $ 5,219,138             $ 9,469,311
Short-term investments available-for-sale                    5,463,262               5,390,663
Receivables                                                  2,166,263               1,302,323
Inventories (Note 3)                                         4,591,219               3,901,258
Prepaid expenses and other                                     275,490                 270,865
                                                           -----------             -----------
Total current assets                                        17,715,372              20,334,420
Equipment and leasehold improvements, at cost               11,848,382               8,823,679
Accumulated depreciation and amortization                   (2,313,971)             (2,154,105)
                                                           -----------             -----------
Equipment and leasehold improvements - net                   9,534,411               6,669,574
Other Assets                                                 1,489,617               1,473,180
                                                           -----------             -----------
TOTAL ASSETS                                               $28,739,400             $28,477,174
                                                           ===========             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                           $ 4,040,453               2,804,400
Accrued compensation                                           725,343                 929,920
Other                                                          570,963                 715,577
                                                           -----------             -----------
Total current liabilities                                    5,336,759               4,449,897
Commitments
Shareholders' Equity:
Common shares, 100,000,000 authorized;
   issued and outstanding 20,319,328 in 1998
   and 20,172,445 in 1997                                   72,683,439              72,664,107
Paid-in capital                                              2,482,229               2,482,229
Accumulated deficit                                        (51,755,764)            (51,081,554)
Other comprehensive loss:
Unrealized loss on investments - net                            (1,037)                 (7,539)
Cumulative translation adjustments                              (6,226)                (29,966)
                                                           -----------            ------------
Total other comprehensive loss                                  (7,263)                (37,505)
                                                           -----------             -----------
Total shareholders' equity                                  23,402,641              24,027,277
                                                           -----------             -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $28,739,400             $28,477,174
                                                           ===========             ===========

See notes to condensed consolidated financial statements

           THORATEC LABORATORIES CORPORATION AND SUBSIDIARY CONDENSED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                              ------------------------------
                                                April 4,          March 29,
                                                  1998             1997
                                              ------------     ------------
Revenue:
  Product sales - net                         $  3,503,064     $  1,841,680
  Interest and other income                        199,845          203,519
                                              ------------     ------------


  Total revenue                                  3,702,909        2,045,199
                                              ------------     ------------


Costs and expenses:
  Costs of products sold                         1,356,592          837,797
  Research and development                       1,220,060        1,222,136
  Selling, general and administrative            1,800,467        1,314,420
                                              ------------     ------------

  Total costs and expenses                       4,377,119        3,374,353
                                              ------------     ------------


Net loss                                      $   (674,210)    $ (1,329,154)
                                              ============     ============



 Basic and diluted loss per share (Note 5)    $      (0.03)    $      (0.07)
                                              ============     ============



  Shares used to compute basic and
     diluted loss per share                     20,285,232       17,968,399


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                          ------------------------------
                                                             April 4,          March 29,
                                                               1998             1997
                                                           ------------     ------------
Cash flows from operating activities:
     Net loss                                              $   (674,210)    $ (1,329,154)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Common stock options granted for services                                     360
       Depreciation and amortization                            159,866           48,663
       Changes in assets and liabilities:
             Receivables                                       (863,941)        (605,097)
             Prepaid expenses and other                          (4,625)          89,339
             Inventories                                       (689,961)        (162,370)
             Other assets                                       (16,437)          (9,451)
             Accounts payable and other liabilities            (299,351)        (512,322)
                                                           ------------     ------------
Net cash used in operating activities                        (2,388,659)      (2,480,032)
                                                           ------------     ------------
Cash flows from investing activities:
    Purchases of short-term investments
      available-for-sale                                     (5,063,978)     (12,338,163)
    Maturities of short-term investments
      available-for-sale                                      4,925,000       12,700,000
    Sales of short-term investments available-for-sale           72,881        4,170,783
    Capital expenditures                                     (1,814,749)        (440,880)
                                                           ------------     ------------
         Net cash provided by (used in) investing
           activities                                        (1,880,846)       4,091,740
                                                           ------------     ------------
Cash flows from financing activities:
    Common stock issued upon exercise of options                 19,332           12,422
                                                           ------------     ------------
         Net cash provided by financing activities               19,332           12,422
                                                           ------------     ------------
Net increase (decrease) in cash and cash equivalents         (4,250,173)       1,624,130
Cash and cash equivalents at beginning of period              9,469,311        5,348,000
                                                           ------------     ------------
Cash and cash equivalents at end of period                 $  5,219,138     $  6,972,130
                                                           ============     ============
Noncash Financing Transaction:
         Construction costs and capital assets in
           accounts payable                                $  2,452,549     $     79,215


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

        The interim consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at April 4, 1998 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the annual consolidated financial statements and notes of the Company. It is suggested that the accompanying condensed consolidated financial statements to be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

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

        Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

2.       RECENTLY ISSUED ACCOUNTING STANDARD

        During June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim standards for an enterprise's operating segments and related disclosures about it's products, services, geographic areas, and major customers. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Such Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted .

3.       INVENTORIES

             Inventories consist of the following:

                                                        April 4,             January 3,
                                                         1998                  1998
                                                      ----------            ----------
            Finished goods                            $1,740,847            $1,652,312

            Work in process                            1,261,232               803,606

            Raw materials                              1,589,140             1,445,340
                                                      ----------            ----------

             Total                                    $4,591,219            $3,901,258
                                                      ==========            ==========



4.       COMPREHENSIVE LOSS

        Effective January 4, 1998, Thoratec Laboratories Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, unrealized gains and losses on marketable securities classified as available-for-sale and minimum pension liability adjustments. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive loss is as follows:

                                                               Three Months Ended
                                                          -------------------------------
                                                           April 4,             March 29,
                                                            1998                  1997
                                                          ---------           -----------
             Net loss                                     $(674,210)          $(1,329,154)
             Other net comprehensive income:
                   Foreign currency translation
                     adjustments                             23,740               (21,789)
                   Unrealized gain (loss) on
                     securities                               6,502                (3,488)
                                                          ---------           -----------
             Other comprehensive income (loss)               30,242               (25,277)
                                                          ---------           -----------
             Comprehensive loss                           $(643,968)          $(1,354,431)
                                                          =========           ===========

5.      EARNINGS PER SHARE

        The Company calculates basic earnings per share (EPS) and diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for the three months ended April 4, 1998 and the three months ended March 29, 1997 exclude any effect of such instruments because their inclusion would be antidilutive.

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:


                                                            Three Months Ended
                                                   ----------------------------------
                                                     April 4,              March 29,
                                                       1998                  1997
                                                    ----------            -----------
             Shares used to compute basic EPS       20,285,232            17,968,399
             Add: effect of dilutive securities             --                    --
                                                    ----------           -----------
             Shares used to compute diluted EPS     20,285,232            17,968,399
                                                    ==========            ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

At the end of the first quarter of 1998 the Company had working capital of $12,379,000 compared with $15,885,000 at the end of 1997. The decrease in working capital was due to a decrease in cash and an increase in accounts payable partially offset by increases in receivables and inventories. Cash was used to support ongoing operations as well as planned expenditures on the Company's new manufacturing facility. Receivables increased principally due to higher sales in March compared to December. Inventories increased in preparation for planned increases in sales activity including the planned introduction of the Company's portable VAD driver, the TLC-II. Accounts payable increased due to timing of construction payments related to the new manufacturing facility.

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

Results of Operations

Product sales in the first quarter of 1998 were approximately $3,503,000 compared to $1,842,000 in the first quarter of 1997. The $1,661,000, or 90%, increase is principally the result of increased sales of the Company's VAD System in the United States and Europe. The increase is due to increases in the number of domestic and European centers using the VAD System since direct sales and marketing efforts were initiated in early 1996 and mid-1997, respectively, as well as increases in the average selling price of the VAD System. Interest and other income in the first quarter of 1998 were relatively unchanged when compared to the first quarter of 1997. Cost of sales increased $519,000, or 62%, in 1998 as a result of higher sales in 1998. Gross margin increased from 55% in 1997 to 61% in 1998 due to changes in sales mix with increased unit sales of VAD pumps and higher average selling prices for the VAD System. Research and development expenses for the first quarter of 1998 were relatively unchanged in total compared to the first quarter of 1997 with spending increasing on the Coronary Artery Bypass Graft product and decreasing on the TLC-II portable driver and Vascular Access Graft products. Selling, general and administrative expenses in the first quarter of 1998 increased $486,000, or 37%, compared to the first quarter of 1997 due principally to expanded domestic and European sales and marketing efforts, including the implementation of a direct sales strategy in Europe, increased customer clinical support training and the establishment of a medical advisory board.

Forward-Looking Statements

The portions of this report that relate to future plans, events or performance are forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties, including announcements by the Company's competitors, risks related to the government regulatory approval processes, delays in facility construction, delays in product development and new product introductions, rapidly changing technology, an intensely competitive market, market acceptance of new products, relationships with foreign distributors, reimbursement policies and general economic conditions. These factors, and others, are discussed more fully in the company's annual report on Form 10-K for the fiscal year ended January 3, 1998, and the Company's other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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




                               THORATEC LABORATORIES CORPORATION


Date:  May 8, 1998                        /s/ D. Keith Grossman
       -----------             ------------------------------------------------
                               D. Keith Grossman, Chief Executive Officer


Date:  May 8, 1998                         /s/ Cheryl D. Hess
       -----------            -------------------------------------------------
                              Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX


          Exhibit Number                                      Document
          --------------                                      ---------
               27                                       Financial Data Schedule