Form 10-Q
period 1998-07-04
THORATEC LABORATORIES CORP
filed 1998-08-06
CIK 350907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended July 4, 1998 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to
        ___________


COMMISSION FILE NUMBER:  1-8145


                        THORATEC LABORATORIES CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                  California                                  94-2340464
------------------------------------------------           ----------------
(State or Other Jurisdiction of Incorporation or           (I.R.S. Employer
               Organization)                              Identification No.)


 6035 Stoneridge Drive, Pleasanton, California                    94588
 ---------------------------------------------                  ---------
   (Address of Principal Executive Offices)                     (Zip Code)




Registrant's telephone number, including area code:  (925) 847-8600



        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        As of August 4, 1998 registrant had 20,357,110 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       July 4, 1998          January 3, 1998
                                                       ------------           ------------
ASSETS

Current Assets:

Cash and cash equivalents                              $  3,077,701           $  9,469,311

Short-term investments available-for-sale                 5,529,514              5,390,663


Receivables                                               2,623,764              1,302,323


Inventories (Note 3)                                      5,412,689              3,901,258


Prepaid expenses and other                                  164,950                270,865
                                                        -----------           ------------

Total Current Assets                                     16,808,618             20,334,420


Equipment and leasehold improvements, at cost            12,459,459              8,823,679


Accumulated depreciation and amortization                (2,474,156)            (2,154,105)
                                                       ------------           ------------

Equipment and leasehold improvements - net                9,985,303              6,669,574


Other Assets                                              1,500,534              1,473,180

                                                       ------------           ------------

TOTAL ASSETS                                           $ 28,294,455           $ 28,477,174
                                                       ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                       $  3,753,149           $  2,804,400

Accrued compensation                                        989,546                929,920


Product sales advances                                      300,953                255,199


Other                                                       387,177                460,378
                                                       ------------           ------------


Total Current Liabilities                                 5,430,825              4,449,897


Commitments

Shareholders' Equity:
Common shares, 100,000,000 authorized;
   issued and outstanding 20,327,395 in 1998
   and 20,172,445 in 1997                                72,730,589             72,664,107


Paid-in capital                                           2,482,229              2,482,229


Accumulated deficit                                     (52,325,862)           (51,081,554)


Other comprehensive loss:

Unrealized loss on investments - net                           (702)                (7,539)


Cumulative translation adjustments                          (22,624)               (29,966)
                                                       ------------           ------------

Total other comprehensive loss                              (23,326)               (37,505)
                                                       ------------           ------------


Total Shareholders' Equity                               22,863,630             24,027,277
                                                       ------------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 28,294,455           $ 28,477,174
                                                       ============           ============


See notes to condensed consolidated financial statements

           THORATEC LABORATORIES CORPORATION AND SUBSIDIARY CONDENSED


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended                            Six Months Ended
                                               -----------------------------------           -----------------------------------
                                                  July 4,               June 28,                July 4,               June 28,
                                                   1998                   1997                   1998                   1997
                                               ------------           ------------           ------------           ------------
Revenue:
  Product sales - net                          $  4,208,396           $  2,832,697           $  7,711,460           $  4,674,377
  Interest and other income                         195,568                186,972                395,413                390,491
                                               ------------           ------------           ------------           ------------


  Total revenue                                   4,403,964              3,019,669              8,106,873              5,064,868
                                               ------------           ------------           ------------           ------------


Costs and expenses:
  Costs of products sold                          1,621,111              1,237,450              2,977,703              2,075,247
  Research and development                        1,265,434              1,091,652              2,485,494              2,313,788
  Selling, general and administrative             2,087,517              1,520,323              3,887,984              2,834,743
                                               ------------           ------------           ------------           ------------

  Total costs and expenses                        4,974,062              3,849,425              9,351,181              7,223,778
                                               ------------           ------------           ------------           ------------


Net loss                                       $   (570,098)          $   (829,756)          $ (1,244,308)          $ (2,158,910)
                                               ============           ============           ============           ============



 Basic and diluted loss per share
(Note 5)                                       $      (0.03)          $      (0.05)          $      (0.06)          $      (0.12)
                                               ============           ============           ============           ============



  Shares used to compute basic and
     diluted loss per share                      20,322,322             18,016,473             20,303,778             17,992,435


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Six Months Ended
                                                                -----------------------------------
                                                                July 4, 1998           June 28, 1997
                                                                ------------           ------------
Cash flows from operating activities:
     Net loss                                                   $ (1,244,308)          $ (2,158,910)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
       Common stock options granted for services                                              9,592
       Depreciation and amortization                                 320,051                101,093
       Changes in assets and liabilities:
             Receivables                                          (1,321,441)              (586,134)
             Prepaid expenses and other                              105,915                181,596
             Inventories                                          (1,511,431)               109,442
             Other Assets                                            (27,354)               (16,494)
             Accounts payable and other liabilities                  419,204               (160,386)
                                                                ------------           ------------

Net cash used in operating activities                             (3,259,364)            (2,520,201)
                                                                ------------           ------------

Cash flows from investing activities:
    Purchases of short-term investments
          available-for-sale                                      (8,148,285)           (37,207,536)
    Maturities of short-term investments
          available-for-sale                                       7,875,000             36,295,000
    Sales of short-term investments available-for-sale               141,271              5,321,630
    Capital expenditures                                          (3,066,714)            (1,383,182)
                                                                ------------           ------------

         Net cash provided by (used in) investing
                 activities                                       (3,198,728)             3,025,912
                                                                ------------           ------------

Cash flows from financing activities:
    Common stock issued upon exercise of options                      66,482                 62,273
                                                                ------------           ------------

         Net cash provided by financing activities                    66,482                 62,273
                                                                ------------           ------------

Net increase (decrease) in cash and cash equivalents              (6,391,610)               567,984

Cash and cash equivalents at beginning of period                   9,469,311              5,348,000
                                                                ------------           ------------

Cash and cash equivalents at end of period                      $  3,077,701           $  5,915,984
                                                                ============           ============

Noncash Financing Transaction:
         Construction costs and capital assets in
          accounts payable                                      $  1,811,661           $  1,520,180


See notes to condensed consolidated financial statements.

                       THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)


1.      BASIS OF PRESENTATION

        The interim consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at July 4, 1998 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

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

3.       INVENTORIES

             Inventories consist of the following:


                          July 4, 1998       January 3, 1998
                         --------------      --------------
 Finished goods          $    2,534,709      $    1,652,312

Work in process               1,725,882             803,606

 Raw materials                1,152,098           1,445,340
                         --------------      --------------

 Total                   $    5,412,689      $    3,901,258
                         ==============      ==============



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


                                                           Three Months Ended                          Six Months Ended
                                                   ---------------------------------           ---------------------------------
                                                     July 4,               June 28,              July 4,               June 28,
                                                      1998                  1997                  1998                  1997
                                                   -----------           -----------           -----------           -----------
Net loss                                           $  (570,098)          $  (829,756)          $(1,244,308)          $(2,158,910)
Other net comprehensive income:
   Unrealized gain (loss) on securities                    335                (1,801)                6,837                (5,289)
      Foreign currency translation adjustments         (16,398)                  501                 7,342               (21,288)
                                                   -----------           -----------           -----------           -----------
Other comprehensive income (loss)                      (16,063)               (1,300)               14,179               (26,577)
                                                   -----------           -----------           -----------           -----------
Comprehensive loss                                 $  (586,161)          $  (831,056)          $(1,230,129)          $(2,185,487)
                                                   ===========           ===========           ===========           ===========

5.      EARNINGS PER SHARE

        The Company calculates basic earnings per share (EPS) and diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for the three months ended and six months ended July 4, 1998 and the three months and six months ended June 28, 1997 exclude any effect of such instruments because their inclusion would be antidilutive.

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:


                                          Three Months Ended                     Six Months Ended
                                 ----------------------------------      ----------------------------------
                                      July 4,           June 28,             July 4,           June 28,
                                       1998              1997                 1998               1997
                                 --------------      --------------      --------------      --------------
Shares used to compute
       basic EPS                     20,322,322          18,016,473          20,303,778          17,992,435
Add: effect of dilutive
       securities                            --                  --                  --                  --
                                 --------------      --------------      --------------      --------------
Shares used to compute
       diluted EPS                   20,322,322          18,016,473          20,303,778          17,992,435
                                 ==============      ==============      ==============      ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources
-------------------------------

At the end of the second quarter of 1998 the Company had working capital of $11,378,000 compared with $15,885,000 at the end of 1997. The decrease in working capital was due to a decrease in cash and an increase in accounts payable partially offset by increases in receivables and inventories. Cash was used to support ongoing operations as well as planned expenditures on the Company's new manufacturing facility. Receivables increased principally due to higher sales in June compared to December. Inventories increased in preparation for planned increases in sales activity including the planned introduction of the Company's portable VAD driver, the TLC-II. Accounts payable increased due to timing of construction payment related to the new manufacturing facility, capital assets and other operating items.

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

Results of Operations
---------------------

Fiscal Quarters Ended July 4, 1998 and June 28, 1997

Product sales in the second quarter of 1998 were approximately $4,208,000 compared to $2,832,000 in the second quarter of 1997. The $1,376,000, or 49%, increase is principally the result of increased sales of the Company's VAD System in the United States and Europe. The increase is due to increases in the number of domestic and European centers using the VAD System since direct sales and marketing efforts were initiated in early 1996 and mid-1997, respectively, as well as increases in the average selling price of the VAD System internationally. Included in product sales is rental income in the second quarter of 1998 of approximately $342,000 compared to $125,000 in the second quarter of 1997. The $217,000, or 174%, increase is principally due to new and existing centers renting drivers rather than purchasing the equipment. Interest and other income in the second quarter of 1998 were relatively unchanged when compared to the second quarter of 1997. Cost of sales increased $384,000, or 31%, in 1998 as a result of higher sales in 1998. Gross margin increased from 56% in 1997 to 61% in 1998 due to changes in sales mix with increased unit sales of VAD pumps worldwide and higher average selling prices for the VAD System internationally. Research and development expenses for the second quarter of 1998 increased $174,000, or 16%, compared to the second quarter of 1997 due principally to increased expenses associated with the new facility. Selling, general and administrative expenses in the second quarter of 1998 increased $567,000, or 37%, compared to the second quarter of 1997. Selling expenses increased due to growth of sales and marketing personnel, including costs of direct sales in Europe, and marketing costs associated with new product introductions. General and administrative expenses increased due to increased costs of the new Pleasanton facility and strategic planning projects.

Six Months Ended July 4, 1998 and June 28, 1997

Product sales in the first six months of 1998 were approximately $7,711,000 compared to $4,674,000 in the first six months of 1997. The $3,037,000, or 65%, increase is principally the result of increased sales of the Company's VAD System in the United States and Europe. The increase is due to increases in the number of domestic and European centers using the VAD system, as well as increases in the average selling price of the VAD System. Included in product sales is rental income in the first six months of 1998 of approximately $617,000 compared to $238,000 in the first six months of 1997. The $379,000, or 159%, increase is principally due to new and existing centers renting drivers rather than purchasing the equipment. Interest and other income in the first six months of 1998 increased slightly to $395,000 from $390,000 from a government research grant partially offset by lower interest income on overall lower cash balances from operating uses and capital expenditures. Cost of sales increased $902,000, or 43%, in 1998 as a result of higher sales in 1998. Gross margin increased from 56% in 1997 to 61% in 1998 due to changes in sales mix with increased unit sales of VAD pumps and higher average selling prices for the VAD System. Research and development expenses for the first six months of 1998 increased $172,000, or 7%, compared to the first six months of 1997 due to increased outside services with spending increases for ongoing support for products and increased overhead expenses from the new facility. Selling, general and administrative expenses in the first six months of 1998 increased $1,053,000, or 37%, compared to the first six months of 1997. Selling expenses increased due to marketing efforts associated with new product introductions and growth of sales and marketing personnel, including costs of implementing a direct sales strategy in Europe. General and administrative expenses increased due to costs of the new Pleasanton facility and strategic planning projects.

Forward-Looking Statements
--------------------------

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The annual meeting of Shareholders was held on May 18, 1998. The following item was voted upon and approved at the meeting:

1. To elect directors to serve for the ensuing year and until their successors are elected.


                                         Number of Votes
                                 ------------------------------
                                    For                  Withheld
                                 ----------             -------
Christy W. Bell                  15,303,101              12,785

Howard E. Chase                  14,837,643             478,243

J. Daniel Cole                   14,839,043             476,843

D. Keith Grossman                15,302,834              13,052

J. Donald Hill                   15,303,101              12,785

William M. Hitchcock             15,303,101              12,785

George W. Holbrook, Jr           15,303,101              12,785

Daniel M. Mulvena                15,303,101              12,785

                           PART III. OTHER INFORMATION


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




                                    THORATEC LABORATORIES CORPORATION


Date:  August 5, 1998                     /s/ D. Keith Grossman
     ------------------            ------------------------------------------
                                   D. Keith Grossman, Chief Executive Officer


Date:  August 5, 1998                     /s/ Cheryl D. Hess
     ------------------            ------------------------------------------
                                     Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX


        Exhibit Number                               Document
        --------------                               --------
             27                                  Financial Data Schedule