Form 10-Q
period 1998-10-03
THORATEC LABORATORIES CORP
filed 1998-11-10
CIK 350907

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      for the transition period from _______ to _______

                          COMMISSION FILE NUMBER:  1-8145


                        THORATEC LABORATORIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     California                              94-2340464
--------------------------------------------------     -------------------------
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer
             Organization)                               Identification No.)

   6035 Stoneridge Drive, Pleasanton, California                94588
--------------------------------------------------     -------------------------
     (Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code:  (925) 847-8600

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No  [ ]


        As of November 9, 1998 registrant had 20,381,010 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     October 3,    January 3,
                                                     1998          1998
                                                   ------------  ------------
                           ASSETS
Current Assets:
  Cash and cash equivalents...................      $3,353,819    $9,469,311
  Short-term investments available-for-sale...       2,607,658     5,390,663
  Receivables.................................       2,765,096     1,302,323
  Inventories (Note 3)........................       5,774,863     3,901,258
  Prepaid expenses and other..................         249,956       270,865
                                                   ------------  ------------
    Total current assets                            14,751,392    20,334,420

Equipment and leasehold improvements, at cost.      12,384,758     8,823,679
Accumulated depreciation and amortization.....      (2,658,377)   (2,154,105)
                                                   ------------  ------------
Equipment and leasehold improvements - net....       9,726,381     6,669,574
Other assets..................................       1,520,478     1,473,180
                                                   ------------  ------------
TOTAL ASSETS                                       $25,998,251   $28,477,174
                                                   ============  ============
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable............................      $1,916,473    $2,804,400
  Accrued compensation........................       1,170,215       929,920
  Product sales advances......................         343,891       255,199
  Other.......................................         258,744       460,378
                                                   ------------  ------------
    Total current liabilities.................       3,689,323     4,449,897

Commitments

Shareholders' Equity:
  Common shares, 100,000,000 authorized;
     issued and outstanding 20,367,677
     in 1998 and 20,172,445 in 1997 ...........     72,754,940    72,664,107
  Paid-in capital..............................      2,482,229     2,482,229
  Accumulated deficit..........................    (52,944,173)  (51,081,554)
  Other comprehensive gain (loss):
  Unrealized gain (loss) on investments - net..          1,120        (7,539)
  Cumulative translation adjustments...........         14,812       (29,966)
                                                   ------------  ------------
  Total other comprehensive gain (loss)........         15,932       (37,505)
                                                   ------------  ------------
    Total shareholders' equity.................     22,308,928    24,027,277
                                                   ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....    $25,998,251   $28,477,174
                                                   ============  ============

             See notes to condensed consolidated financial statements

                 THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended         Nine Months Ended
                             ------------------------- -------------------------
                               October 3, September 27,  October 3, September 27,
                               1998         1997         1998         1997
                             ------------ ------------ ------------ ------------
Revenue:
  Product sales - net.......  $3,618,193   $2,159,034  $11,329,653   $6,833,411
  Interest and other income.     129,156      163,146      524,569      553,637
                             ------------ ------------ ------------ ------------
  Total revenue.............   3,747,349    2,322,180   11,854,222    7,387,048
                             ------------ ------------ ------------ ------------

Costs and expenses:
  Costs of products sold....   1,480,101      874,876    4,457,804    2,950,123
  Research and development..   1,207,110    1,141,615    3,692,604    3,455,403
  Selling, general and
     administrative.........   1,678,449    1,536,987    5,566,433    4,371,730
                             ------------ ------------ ------------ ------------
  Total costs and expenses..   4,365,660    3,553,478   13,716,841   10,777,256
                             ------------ ------------ ------------ ------------
Net loss....................   ($618,311) ($1,231,298) ($1,862,619) ($3,390,208)
                             ============ ============ ============ ============

Basic and diluted loss per
  share (Note 5)............      ($0.03)      ($0.07)      ($0.09)      ($0.19)
                             ============ ============ ============ ============

Shares used to compute
  basic and diluted loss
  per share.................  20,355,375   18,097,725   20,320,976   18,027,534
                             ============ ============ ============ ============

             See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                      --------------------------
                                                        October 3,  September 27,
                                                         1998         1997
                                                      ------------  ------------
Cash flows from operating activities:
Net loss............................................. ($1,862,619)  ($3,390,208)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Common stock options granted for services..........                     9,972
  Depreciation and amortization......................     504,272       167,862
  Changes in assets and liabilities:
      Receivables....................................  (1,462,775)     (620,935)
      Prepaid expenses and other.....................      20,909        30,925
      Inventories....................................  (1,873,605)     (362,356)
      Other assets...................................     (47,298)     (551,783)
      Accounts payable and other liabilities.........     109,240       420,163
                                                      ------------  ------------
         Net cash used in operating activities.......  (4,611,876)   (4,296,360)
                                                      ------------  ------------
Cash flows from investing activities:
  Purchases of short-term investments
     available-for-sale.............................. (12,465,364)  (66,211,706)
  Maturities of short-term investments
     available-for-sale..............................  14,875,000    64,760,000
  Sales of short-term investments available-for-sale.     382,028     6,767,577
  Capital expenditures...............................  (4,386,113)   (2,580,143)
                                                      ------------  ------------
         Net cash provided by (used in) investing
             activities..............................  (1,594,449)    2,735,728
                                                      ------------  ------------
Cash flows from financing activities:
  Common stock issued upon exercise of options.......      90,833       299,148
                                                      ------------  ------------
         Net cash provided by financing activities...      90,833       299,148
                                                      ------------  ------------
Net increase (decrease) in cash and cash equivalents.  (6,115,492)   (1,261,484)
Cash and cash equivalents at beginning of period.....   9,469,311     5,348,000
                                                      ------------  ------------
Cash and cash equivalents at end of period...........  $3,353,819    $4,086,516
                                                      ============  ============
Noncash Financing Transaction:
  Construction costs and capital assets
    in accounts payable..............................    $417,561      $767,001
                                                      ============  ============

             See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at October 3, 1998 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the annual consolidated financial statements and notes of the Company. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

The preparation of the Company's condensed consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

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


3.       INVENTORIES

             Inventories consist of the following:

                                           October 3,   January 3,
                                              1998         1998
                                          ------------ ------------
   Finished goods....................      $3,156,739   $1,652,312
   Work in process...................       1,455,373      803,606
   Raw materials.....................       1,162,751    1,445,340
                                          ------------ ------------
      Total..........................      $5,774,863   $3,901,258
                                          ============ ============

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

                                Three Months Ended        Nine Months Ended
                             ------------------------- -------------------------
                              October 3,  September 27, October 3,  September 27,
                                 1998         1997         1998         1997
                             ------------ ------------ ------------ ------------
  Net loss...................  ($618,311) ($1,231,298) ($1,862,619) ($3,390,208)
                             ------------ ------------ ------------ ------------
  Other net comprehensive
   income:
   Unrealized gain (loss)
     on securities...........      1,822         (176)       8,659       (5,465)
   Foreign currency
     translation adjustments.     37,436         (446)      44,778      (21,734)
                             ------------ ------------ ------------ ------------
  Other comprehensive
     income (loss)...........     39,258         (622)      53,437      (27,199)
                             ------------ ------------ ------------ ------------
  Comprehensive loss.........  ($579,053) ($1,231,920) ($1,809,182) ($3,417,407)
                             ============ ============ ============ ============


5.      EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) and diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for the three months and nine months ended October 3, 1998 and the three months and nine months ended September 27, 1997 exclude any effect of such instruments because their inclusion would be antidilutive.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                Three Months Ended        Nine Months Ended
                             ------------------------- -------------------------
                              October 3,  September 27, October 3,  September 27,
                                 1998         1997         1998         1997
                             ------------ ------------ ------------ ------------
  Shares used to compute
    basic EPS................ 20,355,375   18,097,725   20,320,976   18,027,534

  Add: effect of dilutive
    securities...............       --           --           --           --
                             ------------ ------------ ------------ ------------
  Shares used to compute
    diluted EPS.............. 20,355,375   18,097,725   20,320,976   18,027,534
                             ============ ============ ============ ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

At the end of the third quarter of 1998 the Company had working capital of $11,062,000 compared with $15,885,000 at the end of 1997. The decrease in working capital was due to a decrease in cash offset by increases in receivables and inventories. Cash was used to support ongoing operations as well as planned expenditures on the Company's new manufacturing facility. Receivables increased principally due to higher sales in September compared to December. Inventories increased in preparation for planned increases in sales activity including the planned introduction of the Company's portable VAD driver, the TLC-II.

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

Results of Operations

Fiscal Quarters Ended October 3, 1998 and September 27, 1997

Product sales in the third quarter of 1998 were approximately $3,618,000 compared to $2,159,000 in the third quarter of 1997. The $1,459,000, or 68%, increase is principally the result of increased sales of the Company's VAD System in the United States and Europe. The increase is due to increases in the number of domestic and European centers using the VAD System since direct sales and marketing efforts were initiated in early 1996 and mid-1997, respectively, as well as increases in the average selling price of the VAD System domestically. Included in product sales is rental income in the third quarter of 1998 of approximately $215,000 compared to $82,000 in the third quarter of 1997. The $133,000, or 161%, increase is principally due to new and existing centers renting drivers rather than purchasing the equipment. Interest and other income in the third quarter of 1998 decreased $34,000 or 21%. The decrease is due to overall lower cash balances partially offset by revenue received on the skeletal muscle project grant. Cost of sales increased $605,000, or 69%, in 1998 as a result of higher sales in 1998. Gross margin as a percentage of sales remained constant in 1998 compared to 1997. Research and development expenses for the third quarter of 1998 increased $65,000, or 6%, compared to the third quarter of 1997 due principally to increased overhead expenses associated with the new Pleasanton facility. Selling, general and administrative expenses in the third quarter of 1998 increased $141,000, or 9%, compared to the third quarter of 1997. Selling expenses increased due to growth of sales and marketing personnel, including costs of direct sales in Europe, marketing costs associated with new product introductions and overhead expenses related to the new Pleasanton facility. General and administrative expenses decreased due to reduced travel, recruiting and consulting expenses, which were partially offset by higher facilities expenses related to the Pleasanton facility.

Nine months ended October 3, 1998 and September 27, 1997

Product sales in the first nine months of 1998 were approximately $11,330,000 compared to $6,833,000 in the first nine months of 1997. The $4,497,000, or 66%, increase is principally the result of increased sales of the Company's VAD System in the United States and Europe. The increase is due to increases in the number of domestic and European centers using the VAD system, as well as increases in the average selling price of the VAD System. Included in product sales is rental income in the first nine months of 1998 of approximately $832,000 compared to $321,000 in the first nine months of 1997. The $511,000, or 159%, increase is principally due to new and existing centers renting drivers rather than purchasing the equipment. Interest and other income in the first nine months of 1998 decreased to $525,000 from $554,000. The decrease is due to overall lower cash balances offset by revenue received on the skeletal muscle project grant. Cost of sales increased $1,508,000, or 51%, in 1998 as a result of higher sales in 1998. Gross margin increased from 57% in 1997 to 61% in 1998 due to changes in sales mix with increased unit sales of VAD pumps and higher average selling prices for the VAD System. Research and development expenses for the first nine months of 1998 increased $237,000, or 7%, compared to the first nine months of 1997 due to increased spending for ongoing product support and increased overhead expenses from the new facility. Selling, general and administrative expenses in the first nine months of 1998 increased $1,195,000, or 27%, compared to the first nine months of 1997. Selling expenses increased due to marketing efforts associated with new product introductions and growth of sales and marketing personnel, including costs of implementing a direct sales strategy in Europe. General and administrative expenses increased due to overhead expenses of the new Pleasanton facility and strategic planning projects.

Other Matters

The Year 2000 issue involves computer programs and embedded microprocessors in computer systems and other equipment that utilize two digits rather than four to define the applicable year. These systems may be programmed to assume that all two digit dates are preceded by "19", causing "00" to be interpreted as 1900 versus 2000. This could result in the possible failure of those programs and devices to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize date sensitive information could generate erroneous data or a system failure.

The Company's objective is to ensure an uninterrupted transition into Year 2000. The Company has a Year 2000 compliance plan in place and a formal Year 2000 compliance project that addresses the Company's information technology systems. The scope of the Year 2000 plan includes: (1) information technology ("IT") such as software and hardware; (2) non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities and Company products with date sensitivity; and (3) readiness of key third parties, including suppliers, customers and key financial institutions.

The Company has identified the following phases of its Year 2000 project: 1) educate IT personnel and company management about the Year 2000 issue, 2) identify required resources to execute the Year 2000 action plan, 3) create priority schedule for critical systems, 4) estimate total cost of Year 2000 action plan, 5) determine and implement corrections to noncompliant systems,
6) test and verify corrections, 7) place corrected systems into service, and
8) monitor Year 2000 compliance with new vendors, software and hardware. Phases 1 through 4 have been completed. Phase 5 is currently in process and is scheduled for completion by the end of 1998. Phases 6 and 7 are on schedule to be completed by the end of 1999. Phase 8 will continue into the year 2000.


The Company has requested written confirmation from what it believes to be all of its significant vendors as to their Year 2000 compliance status, and has taken steps to determine the extent to which the Company's systems are vulnerable to those third parties' failures to remedy their own Year 2000 issues. There can be no assurance that the systems of other companies with which the Company does business will be timely converted or that any such failure to upgrade or convert would not have an adverse effect on the Company's systems and operations. Responses to date, however, have indicated no significant problems.

Through third quarter ended October 3, 1998, the Company has incurred less than $25,000 of Year 2000 cost and expects to spend less than this amount during each of 1999 and 2000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and existing cash balances and are being expensed as incurred.

The Company presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, the company does not currently have nor does the Company intend to have in the future, a formal contingency plan in the event its Year 2000 compliance program is unsuccessful or not completed on a timely basis.

Forward-Looking Statements

The portions of this report that relate to future plans, events or performance are forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties, including announcements by the Company's competitors, risks related to the government regulatory approval processes, delays in approvals for the new manufacturing facility, delays in product development and new product introductions, rapidly changing technology, an intensely competitive market, market acceptance of new products, relationships with foreign distributors, reimbursement policies and general economic conditions. These factors, and others, are discussed more fully in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1998, and the Company's other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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




                               THORATEC LABORATORIES CORPORATION



Date:  November 10, 1998       /s/ D. Keith Grossman
      -------------------      ----------------------------------------------
                               D. Keith Grossman, Chief Executive Officer



Date:  November 10, 1998       /s/ Cheryl D. Hess
      -------------------      ----------------------------------------------
                               Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX


          Exhibit Number                                      Document
          --------------                                      ---------
             27                                       Financial Data Schedule