Form 10-K
period 1999-01-02
THORATEC LABORATORIES CORP
filed 1999-03-24
CIK 350907

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER: 1-8145

                       THORATEC LABORATORIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-2340464
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

6035 STONERIDGE DRIVE, PLEASANTON, CALIFORNIA                      94588
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 847-8600 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE
  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: COMMON
                                     STOCK

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates was $82,249,000 computed by reference to the last sale reported of such stock on March 22, 1999 as reported by the Nasdaq National Market tier of The Nasdaq Stock Market.(1)

     As of March 22, 1999, registrant had 20,428,179 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant is incorporating by reference into Part III (Items 10, 11, 12 and 13) certain portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.
---------------
(1) Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM. 1  BUSINESS

GENERAL

     Thoratec Laboratories Corporation ("Thoratec" or the "Company") operates in a single business segment which develops, manufactures and markets medical devices for circulatory support and vascular graft applications. The Company's first product, the Thoratec(R) Ventricular Assist Device System ("VAD System") is being marketed in the U.S. and internationally for use as a bridge to heart transplant and is currently the only device approved by the U.S. Food and Drug Administration (the "FDA") that can provide left, right or biventricular support for both bridge to heart transplant and post cardiotomy recovery. The Company believes that the VAD System provides a number of significant advantages over other ventricular assist devices. The Company is pursuing additional indications for the VAD System and is developing other circulatory support products for patients suffering from heart failure. The Company is also developing vascular grafts for hemodialysis and coronary artery bypass surgery. All of the Company's products utilize its proprietary biomaterial, Thoralon(TM), which provides improved thromboresistance, biocompatibility, patency and durability.

     The Company operates in a single business segment with different products in circulatory support and vascular grafts. The Company presents its business geographically as its Domestic operation which comprises the Company's business in the United States, and its International operation, which comprises its business in Europe and the rest of the world.

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

     While there is significant demand for effective ventricular assist devices, most systems available today or under development have certain limitations. Certain systems cannot be used in smaller patients because the blood pump must be implanted in the abdomen and is too large to fit in such patients. Other systems require large incisions at the apex of the heart muscle, making recovery of the heart more difficult if too large an incision is made. Some systems cannot be used for more than a few days because their blood contacting parts cause an adverse reaction in the body, resulting in clotting which clogs the system or can cause a stroke. In addition, much of the development work on ventricular assist devices has historically been in the area of left ventricular support, and most systems available today or under development only provide left ventricular support. While many patients do well with isolated left ventricular support, some patients supported with systems designed solely for isolated left ventricular assist also have or can develop right ventricular failure and require right ventricular device support with another system. Mortality and morbidity are extremely high for this patient group. It has been reported that 20% to 40% of patients supported by a left ventricular assist device either died of right heart failure or required the placement of a right heart ventricular assist device. The one other available system that provides biventricular assistance for postcardiotomy recovery confines the patient to the bed and is recommended for short term use only. There are no risk factors that allow a surgeon to predict reliably which patients will require biventricular support.

     Thoratec believes that the VAD System is able to make ventricular support available to a broader patient population and to better serve the existing patient population by (i) providing biventricular support, which is necessary in 20% to 40% of patients receiving ventricular assistance, (ii) placing the pump paracorporeally (worn on the outside of the body), enabling it to support patients of varying sizes, including very small patients, (iii) providing the surgeon with multiple options in positioning the cannulae and in the size and shape of the cannulae used, potentially reducing damage to the heart, (iv) incorporating proprietary Thoralon(TM) in most blood contacting parts, potentially reducing or eliminating the risks of certain adverse reactions by the body and permitting the system to be used for potentially extended periods, and (v) providing circulatory support for both bridge to transplant and postcardiotomy recovery of the natural heart.

  VASCULAR GRAFTS

     Vascular Access. The principal use of vascular access grafts is for hemodialysis. Severe acute and chronic diseases, including kidney disease, diabetes and hypertension, may destroy normal kidney function, resulting in acute renal failure. End stage renal disease is irreversible and currently approximately 60% of all patients suffering from this disease are maintained by hemodialysis. According to the Health Care Financing Administration's ("HCFA") 1997 dialysis patient database, there were 200,000 patients in the U.S. at the end of 1997 undergoing hemodialysis. The Company estimates that the U.S. represents less than one-half of the worldwide hemodialysis patient population.

     Hemodialysis removes blood from the body and routes it to an artificial kidney machine where it is cleansed and returned to the patient. Patients undergoing hemodialysis require easy, routine access to the blood stream at a high flow rate, which generally requires the attachment of a high pressure artery to a low pressure vein. Two different methods are typically used. The first, called an autologous arterio-venous ("A/V") fistula, involves cutting one of the arteries in the patient's arm and sewing the artery to an adjacent vein. The second method uses a prosthetic vascular graft, most often an expanded polytetrafluorethylene ("ePTFE") graft, which is surgically connected between an artery and a vein. A hemodialysis technician inserts two large needles into either the vein of the A/V fistula or the synthetic graft. One needle removes the blood and routes it to the artificial kidney machine and the second returns the blood to the patient. This procedure is generally repeated three times per week. Vascular access methods currently available for hemodialysis applications have certain limitations. Both natural and ePTFE access grafts must mature for three to four weeks before use and therefore patients receiving such grafts require temporary routes of access. These temporary access procedures entail additional cost and risk to the patient. ePTFE grafts are relatively inflexible, which often leads to kinking and a higher risk of thrombosis. ePTFE grafts also lose integrity after repeated punctures, which renders the patient susceptible to bleeding and infection. If prosthetic grafts bleed profusely when needles used for hemodialysis are removed, a technician may need to apply pressure to the graft for up to 20 minutes to permit clotting. Such problems associated with currently available vascular grafts sometimes require them to be surgically replaced or modified on a periodic basis. The Company estimates that approximately 200,000 new and existing hemodialysis patients per year worldwide undergo vascular access procedures. The Company estimates that approximately 50% to 60% of these patients receive prosthetic grafts. In January 1999, the Company signed a worldwide distribution agreement with Guidant Corporation ("Guidant") under which Guidant will market the Vectra(TM) VAG in all countries except Japan.

     Coronary Artery Bypass Surgery. Currently, obstructed coronary arteries are either partially cleared through the use of angioplasty or related procedures or treated surgically through coronary artery bypass surgery. Coronary artery bypass surgery involves connecting one or more new vessels from the aorta to the heart to re-route blood around blockages in the coronary arteries. Autologous grafts using saphenous veins (from the leg) or the internal mammary artery have been successfully used in bypass procedures for a number of years and have shown a relatively high patency with no risk of tissue rejection. The Company estimates that in 1997 there were approximately 500,000 coronary artery bypass surgery procedures performed in the U.S. and approximately 250,000 performed outside of the U.S. The Company estimates that on average three bypasses are performed in each surgical procedure.

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

  THORATEC BIOMATERIALS -- THORALON(TM)

     The Company has developed expertise in the design and production of proprietary biomaterials that are highly biocompatible (i.e., they do not cause adverse reactions within the body), strong and flexible. This technology is critical to the successful performance of all of Thoratec's products that come into contact with human tissue. All of the Company's current products and those under development incorporate these proprietary biomaterials in order to minimize clotting and inflammatory responses. In addition, these products must maintain their strength and flexibility. A VAD System blood pump, for instance, must contract and expand approximately 40 million times per year without a decrease in performance or failure. The two major components of Thoralon(TM) are surface modifying additives ("SMAs") and BPS-215 polyurethaneurea ("BPS-215"), a high flex life elastomer.

     SMAs are proprietary multipolymers designed to enhance the biocompatibility of the surface of a device that comes into contact with blood or other tissues. SMAs are added to the base polymer component of the biomaterial in the bulk fabrication stage. A unique property of SMAs is their ability to concentrate at the surface of any finished part, thus determining its surface properties independent of the base polymer. This SMA-based surface layer is not a coating but a fully integrated part of the polymer which is not soluble in water or blood. The result is a biocompatible, thromboresistant surface. BPS-215 is the base component that provides the bulk properties of strength and flexibility to Thoralon(TM).

     The combination of bulk and surface properties provided by SMAs and BPS-215 provides Thoralon(TM) with the critical properties necessary for implantable cardiovascular and other medical devices. In 1992, Thoratec granted COBE a royalty-bearing license and sublicense to use Thoratec's SMAs in certain COBE medical devices.

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

     - Paracorporeal Attachment. In the VAD System, the pump is worn outside of the body, allowing the system to support patients of varying sizes, including very small patients such as small women and adolescents. To date, the VAD System has been used in patients as small as 38 pounds. In contrast, other commercially available ventricular assist devices for bridge to heart transplant must be implanted and can only be used in patients large enough to accommodate the device within their abdomen. The other benefit derived from paracorporeal attachment is that it does not require invasive abdominal surgery. This makes the VAD System more suitable for critically ill patients who may potentially recover normal function of the heart without this additional surgical trauma. Finally, the attachment of the pump to the body facilitates patient movement, allowing patients to walk, exercise and move around the hospital.

     - Multiple Cannulation Options. Cannulae for the VAD System come in a number of shapes and sizes, allowing the surgeon to fit the size of the cannulae to the size of the patient and to place the cannulae in different parts of the heart. Other commercially available systems have only limited cannula shape and size. The small size of the Thoratec cannulae, compared to other systems, could make it easier for the heart to recover when the cannulae are removed. Variations of the Thoratec cannulae also allow the surgeon to place the cannulae in places other than the apex of the heart (the only place used by the currently available left ventricular-only system) when heart shape or disease state make apex cannulation undesirable.

     - Thoratec Biomaterials. Thoratec's proprietary biomaterials are used in most portions of the VAD System that contact blood or are implanted in the body, providing biocompatibility, thromboresistance, flex life and strength.

     - Multiple Indications. The Company believes that the VAD System is the only device cleared to provide circulatory support for both postcardiotomy recovery and bridge to transplant indications. To date, the VAD System has been used to support patients for periods ranging from a few hours to over one year.

     Current and Potential Indications. Thoratec has identified three basic clinical needs for circulatory support products: as a bridge to heart transplant; for recovery of the natural heart weakened or damaged by surgery or disease; and as permanent support as an alternative to heart transplant. As of February 1999, the VAD System had been used in more than 1000 patients worldwide ranging in age from 7 to 77 years and in weight from 38 to 316 pounds (17 to 143 kg).

  BRIDGE TO HEART TRANSPLANT

     The Company commenced marketing the VAD System in the U.S. in January 1996 for use as a bridge to heart transplant in patients suffering from heart failure following receipt of pre-market approval ("PMA") approval from the FDA in December 1995. In 1998, the Company sold 403 VAD pumps to heart transplant centers worldwide. The Company's submission to the FDA included clinical results in 375 patients (299 males, 76 females), all of whom were awaiting donor hearts and were in imminent risk of dying without ventricular assistance. In spite of the extreme illness and the zero percent survival rate expected with the use of conventional therapy alone for these patients, the VAD System was successful in assisting 233 (62%) of the 375 patients to survive until a donor heart was available. Of the 233 patients who received a heart transplant, 85% survived the transplant and were discharged from the hospital, and the longest duration of VAD System support was 247 days. Sixty-five percent of the 375 patients received biventricular ("BiVAD") support and 34% received LVAD-only support. The large percentage of patients needing BiVAD support reflects the greater severity of disease in patients selected for biventricular support with the VAD System. As a result, LVAD and RVAD patients showed correspondingly improved survival rates:
92% for LVAD and RVAD and 82% for BiVAD post-transplant. The PMA approval was granted based on an in-depth analysis performed in 71 of the 375 patients. Of these patients, 49 (69%) survived to receive a heart transplant and 44 of those (90%) were discharged. None of the control patients survived to receive a heart transplant. Based on these clinical results, the FDA determined that the VAD System was safe and effective in restoring hemodynamic stability to patients awaiting heart transplant.

  RECOVERY OF THE NATURAL HEART

     A certain portion of patients who undergo open heart surgery have difficulty recovering normal cardiac function, which makes it difficult to wean the patient from the heart/lung machine. Patients can only stay on the heart/lung machine after surgery for a limited period of time (generally less than six hours), and if they are unable to regain normal heart function, they will not survive without ventricular support. The use of a ventricular assist device after surgery can provide support to the heart until the heart can recover. The Company received approval for this indication in May 1998. In addition, ventricular assist devices may also be useful in assisting the recovery of hearts in patients suffering from acute heart failure, such as myocardial infarction and myocarditis, or other acute cardiomyopathies.

     Thoratec believes that since the Thoralon(TM) used in the blood-contacting parts of the VAD System may not cause an adverse reaction by the body, the VAD System may be used for both short-term and long-term support. In contrast, a competing system that is also approved for the post-cardiotomy recovery indication can only be used for temporary circulatory support and requires that the patient remain bed-ridden. Thoratec believes that other ventricular assist devices currently available or under development are not suitable for recovery of the natural heart because (i) they require surgical implantation and removal of the blood pump from the abdomen, which adds greater surgical trauma to critically ill patients, (ii) they cannot be used in smaller patients due to their size, (iii) the large incision required to be made at the apex of the heart may make recovery of the natural heart more difficult, leaving heart transplant or chronic ventricular assist device support as the only alternatives and (iv) they do not provide biventricular support, which is often required by patients in recovery.

     As of February 1999, the VAD System had been used in 158 patients who were unable to regain normal heart function following surgery requiring cardiopulmonary bypass and were, therefore, unable to be removed from the heart/lung machine following surgery. Of the 158 patients who have been placed on the VAD System, 37% (59 patients) recovered sufficiently to be weaned from the heart/lung machine, and of those patients, 53% were discharged from the hospital. Duration of patient cardiac support ranged from one to 80 days. Although most patients were supported less than ten days, several required support for between one and three months before they successfully recovered cardiac function.

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

  TLC-II(TM) PORTABLE VAD DRIVER ("TLC-II(TM)")

     Although patients supported with the Dual Drive Console can ambulate throughout the hospital and transfer from critical care units to general wards, they usually cannot leave the hospital because of the size of the console. Thoratec has developed the TLC-II(TM), a compact and lightweight (9.1kg), battery or line-operated biventricular pneumatic drive unit designed to promote greater mobility and self-care. It is intended to allow the patient to more easily exercise and move freely around the hospital grounds, and eventually away from the medical facility. This device provides several portability options, either by hand-carrying the driver or by using a shoulder strap or a small custom trolley. This portable device will connect with a central system cart, which will house a battery charger and the external monitoring computer.

     The first clinical use of this product was in Germany in the fall of 1997. Thoratec received authority to CE mark (an international symbol of quality which allows products to be distributed in the European Community) this product in March 1998 and introduced the TLC-II(TM) in Europe in the middle of that year. Thoratec received approval for an Investigational Device Exemption ("IDE") from the FDA in November 1998 to begin a clinical trial of this device in the U.S. for use in conjunction with the approved VAD System.

The Company believes that the regulatory path to approval for this device will be facilitated by the fact that it activates the same VAD System blood pumps that have received FDA approval.

  IMPLANTABLE VAD ("IVAD")

     While the paracorporeal placement of the VAD System has certain advantages, especially for small patients and patients in whom additional abdominal surgery presents a high risk, Thoratec is developing an implantable version of its existing VAD blood pump and cannulae to provide additional options for surgeons. Prototypes have been developed and a pre-IDE filing is expected in 1999. Thoratec believes that the regulatory process for the IVAD may be facilitated, in part, by the fact that the VAD System has already undergone preclinical testing in the implantable configuration prior to being introduced for clinical use in the paracorporeal configuration.

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

VASCULAR GRAFT PRODUCTS

     Thoratec is developing small diameter vascular graft products intended initially to address the vascular access and coronary artery bypass surgery markets. Both products utilize the Company's proprietary biomaterial, Thoralon(TM), and are protected by several patents covering Thoralon(TM) as well as the graft design and manufacturing processes. Thoratec believes that its vascular grafts are highly compliant, have excellent handling and suturing properties and have the "feel" of a natural vessel. The fabrication process creates a structure in which the three different layers in the wall have different properties which make the graft closely resemble natural blood vessels. The inner textured layer is designed for contact with blood and provides improved thromboresistance, the solid middle layer gives the graft its strength and self-sealing properties, and the outer textured layer is designed to promote tissue ingrowth to promote graft stability.

     Vectra(TM) Vascular Access Graft ("Vectra(TM)" or "VAG"). Currently available vascular access grafts are commonly made out of ePTFE, which can lose integrity after repeated punctures and render the patient susceptible to bleeding and infection. The Vectra(TM) is designed for use as a shunt between an artery and a vein, primarily to provide access to the bloodstream for renal hemodialysis patients requiring frequent needle punctures during treatment. The Company believes that the Vectra(TM) may provide significant advantages over existing synthetic vascular access grafts and may encourage its use by surgeons who are currently using natural vessels for vascular access. The Vectra(TM) received marketing approval from the Canadian Ministry of Health in March 1996, from the Japanese Ministry of Health in May 1997, and authority to CE Mark the product in January 1998. The Vectra(TM) is also marketed in several other countries, including Australia, Taiwan and South America. Thoratec received approval for an IDE from the FDA in mid-1998 to commence clinical trials in the U.S. The Company believes that these clinical trials will be necessary to support the submission of a 510(k) premarket notification to the FDA.

     Clinical experience with the Vectra(TM) has been very encouraging. In one retrospective study of the VAG in Australia, 134 patients who were implanted by 31 different surgeons were evaluated. Based on data obtained in this study as well as other clinical trials conducted outside the U.S., the Company believes that the Vectra(TM) offers the following advantages: (i) reduced inflammatory response after implantation; (ii) the ability to begin hemodialysis within one to three days after implantation, as opposed to several weeks for ePTFE grafts; (iii) reduced bleeding complications during routine use because of the VAG's self-sealing properties; and (iv) improved handling and suturability. In the Australian study, the median hospital stay was four days and initial use of the VAG for dialysis was performed with a median time after implant of three days. The median follow-up period was 306 days. The patency at both one and two years of dialysis use was comparable to or better than ePTFE grafts, notwithstanding that 73% of the patients who received the Thoratec graft previously demonstrated that they could not tolerate ePTFE grafts. In the second phase of a Japanese 87-patient study, the current model of the Vectra(TM) was implanted in 51 hemodialysis patients. These patients had a three-month cumulative patency rate (unobstructed grafts) of 100% and a 12-month cumulative patency rate of 91%. In contrast, a recent review of literature reporting patency rates for standard ePTFE grafts in 13 different studies demonstrated one-year weighted-average patency of 69.7%. A form of Teflon, ePTFE is the material used in products currently marketed in the U.S.

     Subsequent to January 2, 1999, the Company entered into a distribution agreement with Guidant Corporation ("Guidant"). Under the terms of agreement, Guidant receives exclusive worldwide marketing and distribution rights to the Thoratec Vectra(TM) Vascular Access Graft product line, except in Japan. In exchange for these rights, Guidant has paid Thoratec $1.5 million, and will pay up to an additional $2 million when the Vectra(TM) product line receives FDA approval for use in the U.S. Guidant also issued a four-year, unsecured line of credit in the amount of $10 million to Thoratec, which may be used, if needed, for a variety of business purposes.

     Aria(TM) Coronary Artery Bypass Graft ("Aria(TM)" or "CABG"). Coronary artery bypass surgery requires the insertion of substitute vessels to bypass one or more blocked arteries in the heart. These substitute vessels typically require either harvesting the patient's saphenous veins or using the internal mammary artery. These procedures, however, can involve significant trauma and expense, and are sometimes not an option for patients who have undergone previous bypass surgery or who have vessels of inferior quality. The Aria(TM) graft is initially intended for use in coronary artery bypass surgery patients who have no suitable vessels of their own. To date, a total of 27 patients in Canada and Germany have received Thoratec's CABG grafts, ranging in size from
2.0 to 3.5mm. All patients were extremely ill at the time of surgery, and the grafts were implanted on a compassionate use basis (i.e., the patients were found to have no other viable therapeutic options). Follow-up data in a small number of these patients have demonstrated that some CABG grafts remained patent up to one year after surgery. All 22 surviving patients were asymptomatic as of December 1997, with the longest term patient implanted for over four and a half years. None of the remaining five patients are known to have died from causes related to the graft. Long-term test results from a controlled clinical trial on a much larger patient population are required before the capabilities of this graft can be demonstrated.

     The potential for improved long-term patency in small diameter grafts is the most unique aspect of the Aria(TM) CABG graft. The Company believes that to date no other suitable small diameter graft has been developed which will remain patent over long periods of time when used in this critical application. In January 1999 the Company submitted data to the Canadian Health authorities supporting the request to begin a 330 patient study of the Aria(TM) graft. Thoratec expects to submit a pre-IDE for the Aria(TM) to the U.S. FDA later in 1999. The Company believes this product will require submission of a PMA application to the FDA.

     Peripheral Graft Applications. In addition to the VAG and CABG graft, Thoratec's graft products may potentially be used in other applications such as peripheral vascular grafts for patients who require restoration of circulation to their arms or legs due to blockages caused by certain disease processes. While the Company is not currently pursuing development of these applications, it has completed sufficient early stage preclinical work in the graft area to believe its graft products could be developed for these applications. Guidant has the right to negotiate for these applications for a short period if Thoratec decides to develop them during the term of the Vectra(TM)distribution agreement.

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

     Thoratec has recruited and trained a direct sales force that is comprised of nine experienced cardiovascular salespeople to sell the VAD System in the United States, Canada, France, Germany, Spain, United Kingdom, Greece, Netherlands, Portugal and South Africa. The sales effort is complemented by six direct clinical specialists that conduct clinical educational seminars, assist with a new open heart center's first VAD implant and resolve clinical questions or issues. Thoratec also partners with universities, experienced clinicians and opinion leaders to assist with expanding clinical educational needs. The sales team focuses on cardiac surgeons that perform heart transplantation as well as transplant cardiologists, perfusionists and the transplant nursing staff. In addition to its direct selling effort, Thoratec has established a network of international distributors that cover those markets that represent the majority of ventricular assist device potential. The Company's internal marketing staff includes a director of marketing, a marketing manager, a marketing communications manager and an administrator. Thoratec employs sales and marketing tactics commonly found within the cardiovascular capital equipment device market such as direct mail, clinical education seminars, symposia, equipment purchase and lease programs, and journal advertisement. Thoratec has also assembled a Medical Advisory Board consisting of opinion leaders who provide clinical input and direction on product development, marketing and market issues.

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

     Vascular Graft Products. The Company intends to market the Vectra(TM) VAG through its distributor in Japan and through Guidant in the rest of the world, and to market the Aria(TM) CABG graft through a direct sales force in the U.S. and Europe and through distributors in other international markets. The Company envisions the market positioning of the Vectra(TM) as one that replaces an existing product used in an accepted procedure, and at a comparable price. The Company plans to commission studies comparing its products to ePTFE grafts. The Company believes the Vectra(TM) VAG will have significant advantages over these existing products and will therefore offer significant benefits to users and patients, without the need for additional clinical training. The Company also believes that more clinicians using natural A/V fistulas will utilize a synthetic option when presented with these benefits, and intends to target these users as well.

     The Aria(TM) CABG graft will be positioned initially as a preferable clinical option for patients who lack suitable native vessels. The Company believes that more clinician education will be required for the CABG graft in terms of patient indications, product use, and product capabilities. This may be accomplished through Company-sponsored educational programs, video educational tools, and scientific lecture programs. The Company also anticipates a much larger domestic sales force structure to effectively market the CABG graft, which may overlap or work with the VAD System sales force. Finally, the Company recognizes the impact of clinical thought-leaders in any surgical specialty, and will begin cultivating these relationships during the clinical trials of the graft.

MANUFACTURING

     Thoratec manufactures VAD blood pumps and cannulae, and assembles and tests the VAD System at its Berkeley, California facility. This facility has been inspected and cleared by the FDA under cGMP guidelines and has received the International Standards Organization ("ISO") 9001 certification. The manufacturing of specialty polymers and graft fabrication have been moved to a new facility in Pleasanton, California (see discussion below).

     The Company's manufacturing processes for the VAD System consist of the assembly of standard and custom component parts, including blood-contacting components fabricated from Thoratec's proprietary biomaterials, and the testing of completed products. The Company relies on single sources of supply for several components of the VAD System. The Company is aware of alternative suppliers for all single-sourced items other than the mechanical valves, and believes the loss of any one supplier would have only a short-term impact on its production schedule. In October 1997, the Company executed a four-year supply agreement with Arrow for the mechanical valves for the VAD system.

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

     The Company believes its Berkeley facility is capable of supplying the Company's expected sales of VAD Systems through 1999. The Company plans to relocate its manufacturing to a larger facility in Pleasanton, California, in the San Francisco Bay Area, where in 1997 it already moved the corporate, research and development, and sales offices. A lease was executed in 1996 for this new 62,000 square foot facility. Construction of the new manufacturing facility is complete and the Company is awaiting FDA inspection and approval as the final steps before relocation.

PATENTS AND PROPRIETARY RIGHTS

     The Company has adopted a policy of seeking to patent certain aspects of its technology. The Company holds, or has exclusive rights to, 19 U.S. patents and has one U.S. patent application currently in prosecution. Except for the biomaterials patents mentioned below, which are utilized in the VAD blood pump and cannulae, the VAD System is not protected by any patents. The Company does not believe that this lack of patent protection will have a material adverse effect on the Company or its ability to sell the VAD System because of the lengthy regulatory period required to obtain approval of a ventricular assist device. The Company is not aware of any ventricular assist devices currently approved by the FDA or undergoing clinical trials based on the Company's product design. Thoratec's proprietary biomaterials technology is covered by seven patents. Five of these were sold to Th. Goldschmidt AG ("Goldschmidt"), a German chemical manufacturer, in 1989, but the Company has retained worldwide, royalty-free, exclusive rights to these patents for most medical applications. The Company's vascular graft products are covered by three manufacturing process patents. The MVAD is currently covered by four U.S. patents, three of which are held by the Company, and one of which is owned by Dr. Hill, Chairman of the Board of Directors of the Company, and the Company currently has a nonexclusive right to use that patent. Of the three patents held by the Company, one covers the overall MVAD system design and operation, one covers a component of the MVAD energy conversion system, and one covers methods of surgically attaching a skeletal muscle to a component of the MVAD energy conversion system. Dr. Hill's patent also covers the overall design of the device. Three of the Company's 19 patents are for products which are not commercially pertinent to Thoratec today.

     The Company holds, or has exclusive rights to, 38 international patents, with 18 applications currently in prosecution. All 38 international patents apply to products for which patents have been applied for or issued under U.S. patent law. Eleven biomaterial patents, valid in 13 countries, are licensed from Goldschmidt. The three graft patents held by the Company are valid in Canada, France and the U.K., and one of these patents is valid in Japan. Of the 18 currently pending patent applications, all are related to biomaterials.

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

COMPETITION

     Principal competitors of the VAD System include Thermo Cardiosystems Inc., and Novacor, a division of Baxter International Inc., which manufacture and market an implantable left ventricular assist device approved only for bridge to heart transplant in the U.S., and ABIOMED, Inc., which manufactures and markets an FDA-cleared biventricular assist device for temporary circulatory support of patients in postcardiotomy shock and treatment of cardiogenic shock following heart transplants. The Company believes that the principal competitive factors in the ventricular assist device market are impact on patient outcomes, product performance, size and portability, quality, cost-effectiveness and customer service. The Company believes that its principal competitive advantages are the fact that the VAD System can provide left, right or biventricular support, the smaller size and paracorporeal placement of the system that allows its use with a greater range of patients than competitive devices, the greater range of cannulation options available and the quality of its biomaterials. Although Thoratec believes that these attributes of the VAD System offer certain advantages over existing ventricular assist devices, current competitors can be expected to defend their market positions vigorously.

     The principal competitors in the vascular access graft market are W.R. Gore, Inc., IMPRA, Inc. (C.R. Bard) and Meadox (Boston Scientific), which manufacture and market ePTFE grafts, Corvita Corporation (Pfizer) and Cardiotech International, Inc., which are developing polyurethane grafts, and Possis Medical, Inc. ("Possis"), which is developing spun polyester grafts. In addition, Possis has received a Humanitarian Device Exemption from the FDA for its 5 mm ePTFE coronary artery bypass grafts. There are currently no other coronary artery bypass graft products approved for use in the U.S. The Company believes that the principal competitive factors in the graft market are biocompatibility, patency, reliability, cost, suturability and ease of use. The Company expects that significant competition in the synthetic vascular graft market will continue.

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

  U.S. REGULATIONS

     In the U.S., the FDA regulates the manufacture, distribution and promotion of medical devices pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act and Regulations"). The VAD System, TLC-II(TM), IVAD, MVAD and graft products are, or will be regulated as medical devices. To obtain FDA approval to market medical devices similar to those under development by the Company, the FDA requires proof of safety and efficacy in human clinical trials performed under an IDE. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is accepted, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of either a PMA application or a 510(k) premarket notification. Premarket approval from the FDA is required before commercial distribution of devices similar to those under development by the Company is permitted in the U.S.

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

     In December 1995, the Company received FDA approval of its PMA for the bridge to heart transplant indication for the VAD System and in May 1998 received FDA approval to use the VAD system in the post cardiotomy recovery indication. The VAD System is classified as a Class III medical device under the FDC Act. Prior to approval by the FDA, this device was marketed pursuant to an IDE for use in clinical trials under controlled conditions by a limited number of qualified medical institutions. The process of obtaining FDA approval for the VAD System required 13 years after approval of the IDE.

     The Company expects that its graft products will be classified as either Class II or Class III medical devices. The Company received approval for an IDE for its Vectra(TM) VAG in mid 1998 and believes that it will then be able to file a 510(k) after the clinical data is gathered. The Company has limited clinical experience with its CABG graft product, all outside the U.S.

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

     In addition, any products distributed by the Company pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. Products must be manufactured in registered establishments and must be manufactured in accordance with Quality System ("cGMP") and Good Laboratory Practice ("GLP") regulations. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The failure to comply with the FDA's regulations can result in enforcement action, including seizure, injunction, prosecution, civil penalties, recall and suspension of FDA approval. The export of devices also is subject to regulation in certain instances.

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

     To position itself for access to European and other international markets, Thoratec sought and obtained certification under the ISO 9000 Series of Standards. ISO 9000 is a set of integrated requirements, which when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national bodies, founded in Geneva, Switzerland in 1946. ISO has over 92 member countries. ISO certification is widely regarded as essential to enter Western European markets. The Company obtained certification and was registered as an ISO 9002 compliant company in January 1995. Commencing in mid-1998, all companies are required to obtain CE marking for medical devices sold or distributed in the European Community. The CE mark is an international symbol of quality and with it, medical devices can be distributed within the European Community which is comprised of fifteen European countries representing a population of over 360 million people. A prerequisite for the Company obtaining authority to CE mark its products is to achieve full quality system certification in accordance with ISO 9001 and EN 46001. These are quality standards that cover design, production, installation and servicing of medical devices. The Company received its ISO 9001/EN 46001 certification in September 1997. The Company received authority to CE mark the VAG in January 1998 and the TLC-II(TM) in March 1998.

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

     Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced in the event of further changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application. Changes in reimbursement policies and practices of third party payors could have a substantial and material impact on sales of certain of the Company's products. The development or increased use of more cost-effective treatment could cause such payors to decrease or deny reimbursement to favor these treatments. To date, the HCFA and some private insurers have determined to reimburse the costs of the VAD System. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for health care goods and services may take to limit their payments for such goods and services. The Company cannot predict whether the VAD System will be approved for reimbursement and cannot predict the effect the changes in the health care system may have on its business. As a result, no assurance can be given that any such changes will not have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of February 27, 1999, the Company had 138 full-time employees, 48 of whom worked in manufacturing, 22 in engineering, 19 in quality control and regulatory affairs, 25 in marketing and sales support, 12 in administration and finance and 12 in other support functions (including personnel, management information, purchasing, facility). None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

LACK OF PROFITABILITY; EXPECTED FUTURE LOSSES

     The Company was formed in 1976 and has reported a loss from operations in all but one year of its existence. As of January 2, 1999, the Company's accumulated deficit was approximately $53.4 million. Thoratec expects to continue to incur additional losses until it can achieve substantial product revenues. Furthermore, the Company expects that its expenses will increase as a result of increased research and development, preclinical and clinical testing, and selling, general and administrative expenses. Although sales of the VAD System as a bridge to heart transplant and for post-cardiotomy recovery have commenced in the U.S., sales of the Company's other products in the U.S. cannot begin until the products have received FDA approval, which may not occur for several years, if at all. There can be no assurance that any other products of the Company will be approved, can be successfully commercialized or that the Company will achieve significant revenues from sales of such products. In addition, there can be no assurance that the Company will achieve profitability in the future. Failure to achieve significant revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations, and would require the Company to seek additional funds primarily through public or private offerings of debt or equity securities. There can be no assurance that additional financing will be available on acceptable terms, if at all.

FUTURE CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE

     The Company anticipates that its working capital and the Guidant line of credit (See Management's Discussion and Analysis of Financial Condition-Liquidity and Capital Resources) will be sufficient to meet its present operating and capital requirements for at least the next year, but that it will need substantial additional funds to expand operations thereafter. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of clinical trials, the timing and cost of future filings with, and obtaining approval from, the FDA and foreign government authorities, the timing and cost of product introductions, the cost of developing marketing and distribution capabilities assuming the required regulatory approvals are received, and market acceptance of the Company's products. The Company anticipates that it will seek additional funds primarily through public or private offerings of debt or equity securities. There can be no assurance that additional financing will be available on acceptable terms, if at all. The unavailability of such financing could delay research and development, regulatory approval, manufacturing or marketing of some or all of the Company's products and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In October 1997, the Company executed a four-year agreement with Arrow International, Inc. ("Arrow") to supply the valves used in the Company's VAD system. Arrow was, until June 1997, the Company's distributor of its VAD System in certain European countries, may also be a future competitor of the Company in the circulatory support market and is currently the single source of supply for such valves. Sales of the VAD System accounted for substantially all of the Company's revenue in 1996, for over 90% of revenue in 1997 and 1998 and are expected to account for over 90% of the Company's revenue for at least the next year. Cessation or interruption of VAD System sales would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING CAPABILITY

     The Company currently manufactures the VAD System at its Berkeley, California facility and its remaining products in its Pleasanton, California facility. The Company is leasing a build-to-suit 62,000 square foot corporate headquarters and manufacturing plant in Pleasanton. All manufacturing will move to the Pleasanton facility in 1999. To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of the VAD System and the VAG. Although the Company believes that it currently has the ability to produce sufficient quantities of the VAD System and the VAG to support its current needs and its needs for early-stage clinical trials of the TLC-II(TM), MVAD and certain of its graft products, it will need to complete the move to the new Pleasanton production facility and improve its manufacturing technology in order to meet the volume and cost requirements for significant commercial sales of these products. In addition, the Company does not have experience in manufacturing its products in the commercial quantities that might be required if the Company successfully receives FDA approval of several or all of the products currently under development. The failure to commence manufacturing at the Pleasanton facility or to develop the necessary manufacturing expertise would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the manufacture of the Company's products is complex and costly, involving a number of separate processes and components. Certain manufacturing processes of the VAD System are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. There can be no assurance that the Company will be able to achieve cost reductions in the manufacture of its products. In addition, manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures and lack of qualified personnel. The Company has and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that Thoratec will be able to obtain or manufacture such products in a timely fashion at acceptable quality and prices, that it can comply with the FDA's cGMP or GLP requirements, or that it or its suppliers will be able to manufacture an adequate supply of products.

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

LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE UPON DISTRIBUTORS

     The Company currently has limited sales and marketing capabilities, and expects to expend substantial resources in 1999 to increase its sales and marketing capabilities in the U.S. and Europe. There can be no assurance that the Company will be able to recruit and train adequate sales and marketing personnel or that such sales and marketing efforts will be successful. In addition, Thoratec competes with other companies that have extensive and well-funded sales and marketing organizations. There can be no assurance that Thoratec's sales and marketing staff will compete successfully against such other companies. The Company sells the VAD System in foreign markets (other than Canada and Europe) through distributors. In addition, Thoratec sells its graft products through its distributor in Japan and through Guidant in the rest of the world and will rely on Guidant for sales of the Vectra(TM) VAG in the U.S., if regulatory approval is received. To the extent the Company relies on distributors, its success will depend upon the efforts of others, over which it may have little control. The loss of, or lack of performance by, distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In December 1995, the Company received FDA approval to market the VAD System in the U.S. as a bridge to heart transplant and in May 1998 for the postcardiotomy recovery indication. The Company may file other PMA Supplements. The Company received approval for an IDE for the TLC-II(TM) in November 1998. All of the Company's other circulatory support products are in preclinical development. The Company received approval of an IDE for the Vectra(TM) VAG in April 1998 and expects to file a 510(k) premarket notification after the clinical data is gathered. However, submissions of data do not constitute filings, and there can be no assurance that filings will be made or that the filings will be accepted or products will be approved by the FDA. The Company will need to complete its preclinical testing before an IDE application can be filed for the CABG graft. The PMA application required for the CABG graft will need to include the results of extensive clinical studies and manufacturing information.

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

     To position itself for access to European and other international markets, Thoratec has obtained certification under the ISO 9000 Series of Standards. ISO 9000 is a set of integrated requirements which, when implemented, form the foundation and framework for an effective quality management system. Commencing in mid-1998, all companies will be required to obtain CE marking for medical devices sold or distributed in the European Community. The CE mark is an international symbol of quality and with it, medical devices can be distributed within the population of over 360 million people in the European Community. A prerequisite for the Company obtaining authority to CE mark its products is to achieve full quality system certification in accordance with ISO 9001 and EN 46001. These are quality standards that cover design, production, installation and servicing of medical devices. The Company received its ISO 9001/EN 46001 certification in September 1997. The Company received authority to CE mark the Vectra(TM) VAG in January 1998 and the TLC-II(TM) in March 1998. Failure to receive a CE mark certification for subsequently developed products will prohibit the Company from selling such products in Europe and would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in meeting such certification requirements for its future products.

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

UNCERTAINTY RELATED TO THIRD PARTY REIMBURSEMENT FOR THE VAD SYSTEM

     Significant uncertainty exists as to the reimbursement status of newly approved health care products such as the VAD System. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new therapeutic products and by refusing in some cases to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval. To date, the HCFA, the federal agency responsible for determining whether, and to what extent, medical products and procedures are reimbursable under Medicare and Medicaid, and some private insurers, have determined to reimburse the costs of the VAD System. The Company cannot predict whether the VAD System will continue to be approved for reimbursement and cannot predict the effect that changes in the health care system may have on the reimbursability of future products. Failure to obtain such reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In 1996, the Company entered into a lease agreement on a new manufacturing facility in Pleasanton, which will accommodate all of the Company's manufacturing, engineering and administrative activities. The administrative and engineering portion of the building was completed and occupied in late 1997. The manufacturing portion was completed in 1998. The Company invested approximately $9 million in equipment and leasehold improvements to the building. Annual payments under the amended lease are approximately $722,000 for a lease term of 15 years and commenced in August 1997. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600, which the Company paid in 1996, and an additional $500,000 paid in 1997. The 1997 payment was returned to the Company in 1998. A significant portion ($750,000) of the remaining security deposit can be reduced or eliminated before the end of the initial lease term if the Company meets certain criteria as specified by the contract.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF REGISTRANT

     D. KEITH GROSSMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR Mr. Grossman, age 39, joined Thoratec Laboratories Corporation as President and Chief Executive Officer in January 1996. He was elected to the Board of Directors in February 1996. Prior to joining Thoratec, Mr. Grossman was a Division President of Major Pharmaceuticals, Inc., from June 1992 to September 1995, at which time it was sold. From July 1988 to June 1992, Mr. Grossman served as the Vice President of Sales and Marketing for Calcitek, Inc., a manufacturer of implantable medical devices, and division of Sulzermedica (formerly Intermedics, Inc.). Prior to 1988, Mr. Grossman held various other sales and marketing management positions within the McGaw Laboratories Division of American Hospital Supply Corporation.

     CHERYL D. HESS, VICE PRESIDENT -- FINANCE, CHIEF FINANCIAL OFFICER AND SECRETARY Ms. Hess, age 52, joined the Company as Vice President -- Finance and Chief Financial Officer in December 1983 and became Secretary in 1994. Prior to joining Thoratec, Ms. Hess was a manager with the public accounting firm of Deloitte & Touche LLP, where she specialized in audit and financial advisory services for entrepreneurial, rapidly-growing, high technology companies. Ms. Hess is responsible for the direction of all financial management, control and reporting activities for Thoratec, as well as certain administrative and operational activities. Ms. Hess is a Certified Public Accountant.

     THOMAS E. BURNETT, JR., VICE PRESIDENT -- SALES AND MARKETING Mr. Burnett, age 36, joined the Company as Vice President -- Sales and Marketing in August 1996. Prior to joining Thoratec, Mr. Burnett was Vice President of Sales and Marketing at Calcitek, Inc. from June 1992 to August 1996, where he was responsible for global sales and marketing which included a direct domestic sales force and an international network encompassing 30 countries as well as new business development, strategic and operational planning. Other positions at Calcitek, included Director of Sales from January 1992 to June 1992 and National Sales Manager from January 1991 to January 1992. Prior to Calcitek, Mr. Burnett held a variety of sales and sales management positions for Kendall McGaw Laboratories, a producer of intravenous solutions, infusion equipment and parenteral pharmaceuticals.

     DAVID J. FARRAR, PH.D., VICE PRESIDENT -- RESEARCH AND DEVELOPMENT Dr. Farrar, age 52, joined the Company as Program Manager of the VAD System in January 1980 and became Vice President -- Circulatory Support Products in 1988, and Vice President -- Research & Development in 1996. In addition, Dr. Farrar has a research appointment in the Department of Cardiac Surgery at the California Pacific Medical Center of San Francisco. Dr. Farrar has over 20 years of research experience in the cardiovascular and medical device industry.

     DONALD A. MIDDLEBROOK, VICE PRESIDENT -- REGULATORY AFFAIRS/QUALITY ASSURANCE Mr. Middlebrook, age 48, joined the Company as Vice
President -- Regulatory Affairs/Quality Assurance in September 1996. Before joining Thoratec, he held the position of Senior Director, Global Regulatory Affairs and Assurance for Chiron Vision Corporation, a manufacturer of implantable ophthalmic devices and surgical equipment. Prior to this, Mr. Middlebrook spent fifteen years with Baxter International in a number of progressing positions, including Vice President of Regulatory Affairs and Quality Assurance for the CardioVascular Group, a producer of a wide range of cardio, critical care, vascular, and less invasive cardiovascular products.

     JOSEPH G. SHARPE, VICE PRESIDENT -- OPERATIONS Mr. Sharpe, age 40, joined the Company as Vice President -- Operations in September 1997. Prior to joining Thoratec, Mr. Sharpe was Director of Operations for the IV Systems Division of Baxter International, Inc. from 1992 to September 1997. Prior thereto, Mr. Sharpe held a number of other positions at Baxter International, Inc., including Director of Engineering of the Pharmaseal Division, and Honeywell Information Systems.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is currently traded on the Nasdaq National Market under the symbol "THOR". The following table sets forth, for the periods indicated, the high and low closing sales price per share for the common stock, as reported by the Nasdaq National Market. At February 26, 1999 there were approximately 760 registered holders of the Company's common stock.

                                                   HIGH          LOW
                                                  ------        -----
1997
First Quarter...................................  $11.00        $8.00
Second Quarter..................................    8.13         4.88
Third Quarter...................................    8.75         6.75
Fourth Quarter..................................    7.50         4.38

1998
First Quarter...................................  $ 7.50        $5.56
Second Quarter..................................    9.63         7.38
Third Quarter...................................    9.06         6.13
Fourth Quarter..................................    7.50         4.00

     The Company has not declared any dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                1998      1997      1996      1995      1994
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenue................................  $16,981   $10,195   $ 8,087   $ 3,548   $ 2,788
Research and development.....................    5,096     4,583     3,724     1,984     1,360
Net loss.....................................   (2,321)   (4,402)   (3,263)   (1,894)   (1,647)
Basic and diluted loss per share.............    (0.11)    (0.24)    (0.20)    (0.13)    (0.12)
Number of shares used in the computation*....   20,340    18,360    16,694    14,429    14,193

BALANCE SHEET DATA:
Working capital..............................  $11,251   $15,885   $17,266   $ 2,808   $ 2,025
Total assets.................................   25,208    28,477    21,847     4,380     3,605
Long-term obligations........................                                  1,675     1,675
Shareholders' equity.........................   21,877    24,027    19,330     1,663     1,057

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

  OVERVIEW

     The Company operates in a single business segment with different products in circulatory support and vascular grafts. The Company presents its business geographically as its Domestic operation, which comprises the Company's business in the United States, and its International operation, which comprises its business in Europe and the rest of the world.

  LIQUIDITY AND CAPITAL RESOURCES

     At the end of 1998 the Company had working capital of $11,251,000 compared with $15,885,000 at the end of 1997. The decrease in working capital was due to expenditures on the Company's new manufacturing facility and the loss from continuing operations partially offset by proceeds received from stock option exercises. Receivables increased principally due to increased sales. Inventory increased in preparation for planned increases in sales activity and the introduction of a new product. Accounts payable and accrued liabilities decreased principally due to payment of construction costs partially offset by increased personnel costs.

     Subsequent to January 2, 1999, the Company entered into a distribution agreement with Guidant Corporation. Under the terms of agreement, Guidant receives exclusive worldwide marketing and distribution rights to the Thoratec Vectra(TM) Vascular Access Graft product line, except in Japan. In exchange for these rights, Guidant has paid Thoratec $1.5 million, and will pay up to an additional $2 million when the Vectra(TM) product line receives FDA approval for use in the U.S. Guidant also issued a four-year, unsecured line of credit in the amount of $10 million to Thoratec, which may be used, if needed, for a variety of business purposes.

     In 1996, the Company entered into a lease agreement on a new manufacturing facility in Pleasanton, which will accommodate all of the Company's manufacturing, engineering and administrative activities. The administrative and engineering portion of the building was completed and occupied in late 1997. The manufacturing portion was completed in 1998. The Company invested approximately $9 million in equipment and leasehold improvements to the building. Annual payments under the amended lease are approximately $722,000 for a lease term of 15 years and commenced in August 1997. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600, which the Company paid in 1996, and an additional $500,000 paid in 1997. The 1997 payment was returned to the Company in 1998. A significant portion ($750,000) of the remaining security deposit can be reduced or eliminated before the end of the initial lease term if the Company meets certain criteria as specified by the contract.

     The Company believes that current cash and short term investments together with its cash flow from operations and funds available from its line of credit agreement with Guidant, will be sufficient to fund the Company's operation for the next 12 months.

     The Company does not expect that inflation will have a material impact on its operations.

  RESULTS OF OPERATIONS

     Product sales in 1998 were $16,320,000 compared to $9,441,000 in 1997. The 73% increase is primarily the result of increased sales of the VAD System in the United States and international markets. Domestic sales increased $4,550,000, or 60% in 1998. Interest and other income decreased $92,000 to $661,000 in 1998 due principally to lower interest earned on lower average cash balances. This was partially offset by revenue received from a government funded MVAD project grant.

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

     Cost of sales increased $2,499,000, or 62%, in 1998 compared to 1997 as a result of the higher sales volume in 1998. Gross margins increased from 58% in 1997 to 60% in 1998 due to the ability of the Company to raise selling prices of its VAD pumps and cannula.

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

     Research and development expenses for 1998 increased $513,000, or 11%, compared to 1997 due to increased costs associated with the Company's graft products, VAD pump and continued development of the Company's implantable VAD. Selling, general and administrative expenses in 1998 increased $1,692,000, or 28%, compared to 1997 principally from advertising costs associated with new product introductions and continued development and expansion of the domestic sales and marketing organization.

     Research and development expenses for 1997 increased $859,000, or 23%, compared to 1996 due to increased costs associated with the Company's graft products and continued development of the Company's portable VAD driver, the TLC-II(TM). Selling, general and administrative expenses in 1997 increased $2,061,000, or 52%, compared to 1996 principally from costs associated with implementing a direct sales strategy in Europe and continued development and expansion of the domestic sales and marketing organization.

     The Company expects profitability may continue to be adversely impacted by various fixed costs until all its current products have received pre-market approval in the United States and approval for sale in its major international markets. In December 1995, the Company received FDA approval for its VAD System as a bridge to transplantation and in May 1998 received FDA approval for an additional indication for the VAD System for post cardiotomy recovery of the natural heart.

  YEAR 2000 COMPLIANCE

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

     The Company's objective is to ensure an uninterrupted transition into Year 2000 and has a plan currently in place. The scope of the Year 2000 plan includes: (1) information technology ("IT") such as software and hardware; (2) non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities and Company products with date sensitivity; (3) and readiness of key third parties, including suppliers, customers and key financial institutions.

     The Company has a formal Year 2000 compliance project that addresses the Company's information technology systems. The Company has identified the following phases of its Year 2000 project: 1) educate IT personnel and company management about Year 2000 issue, 2) identify required resources to execute the Year 2000 action plan, 3) create priority schedule for critical systems, 4) estimate total cost of Year 2000 action plan, 5) determine and implement corrections to noncompliant systems, 6) test and verify corrections, 7) place corrected systems into service, and 8) monitor Year 2000 compliance with new vendors, software and hardware. Phases 1 through 4 have been completed. Phase 5 is currently in process and is scheduled for completion by July 1999. Phases 6 and 7 are on schedule to be completed by the end of 1999. Phase 8 will continue into the year 2000.

     The Company has requested written confirmation from what it believes to be all of its significant vendors as to their Year 2000 compliance status, and has taken steps to determine the extent to which the Company's systems are vulnerable to those third parties' failures to remedy their own Year 2000 issues. There can be no assurance that the systems of other companies with which the Company does business will be timely converted or that any such failure to upgrade or convert would not have an adverse effect on the Company's systems and operations. However responses to date have indicated no significant problems.

     Through year-end January 2, 1999, the Company has incurred less than $25,000 of Year 2000 cost and expects to spend less than $10,000 during each of 1999 and 2000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and existing cash balances and are being expensed as incurred.

     The Company believes that the most reasonably likely worst-case scenario arising from the Year 2000 issue is a temporary interruption in the Company's operations resulting from non-compliant systems of third parties. Based on the status of its Year 2000 compliance program, the Company currently believes that the Year 2000 issue will not pose significant operational problems for the Company's internal computer systems. However, the company does not have, nor plan to have, a formal contingency plan in the event its Year 2000 compliance program is unsuccessful or not completed on a timely basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not use derivative financial instruments in its operations or investment portfolio. The Company does not have material exposure to market risk associated with changes in interest rates as it has no long-term debt obligations outstanding. The Company does not believe it has any other material exposure to market risk associated with interest rates.

     Although the Company conducts business in foreign countries, international operations consist primarily of sales and service personnel for its VAD System. These employees report into the U.S. sales and marketing group and are internally reported as part of that group. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the year ended January 2, 1999. Accordingly, the Company does not expect to be subject to material foreign currency risk with respect to future costs or cash flows from its foreign subsidiary. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company, together with the report thereon by Deloitte & Touche LLP, Independent Auditors, are set forth at pages F-1 to F-15 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Company will file its definitive Proxy Statement for its Annual Meeting for Shareholders to be held on May 14, 1999 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a). EXHIBITS AND INDEX OF EXHIBITS

        EXHIBIT NO.                              EXHIBIT
        -----------                              -------
         3(a)          Registrant's Certificate of Incorporation, as amended.(1)
         3(b)          Registrant's By-Laws, as amended.(1)
         4(a)          Form of Convertible Secured Promissory Note.(7)
        10(p)          Lease Agreement dated July 5, 1979, between the Registrant and Scenic Arts Incorporated, as amended.(2)
        10(ii)         Amended 1984 Incentive Stock Option Plan.(4)
        10(eee)        Amended 1988 Non-Qualified Stock Option Plan.(4)
        10(fff)        1993 Stock Option Plan.(6)
        10(ggg)        Agreement for the Acquisition of Th. Goldschmidt AG of
                       Certain of the Assets of Thoratec Laboratories Corporation
                       dated as of March 29, 1989.(3)
        10(jjj)        Thoratec Laboratories Corporation and COBE Laboratories,
                       Inc. Common Stock Purchase Agreement dated November 23,
                       1992.(5)
        10(kkk)        License Agreement Between Thoratec Laboratories Corporation
                       and COBE Laboratories, Inc. dated as of November 23,
                       1992.(5)
        10(lll)        Lease Agreement dated July 25, 1996, between Registrant and
                       Main Street Associates, as amended.(8)
        10(mmm)        1996 Stock Option Plan.(9)
        10(nnn)        1996 Nonemployee Directors Stock Option Plan.(9)

        EXHIBIT NO.                              EXHIBIT
        -----------                              -------
        10(ooo)        First Amendment to Lease Agreement Originally By and Between
                       Mainstreet Associates and Thoratec Laboratories Corporation
                       dated July 25, 1996.(10)
        10(ppp)        1997 Stock Option Plan.(11)
        10(qqq)        Amended 1996 Nonemployee Directors Stock Option Plan.(10)
        10(rrr)        Second Amendment to Lease Agreement Originally By and
                       Between Mainstreet Associates and Thoratec Laboratories
                       Corporation dated July 25, 1996.(12)
        10(sss)        Distribution Agreement By and Between Guidant Corporation
                       and dated Thoratec Laboratories Corporation dated January
                       13, 1999.(13)
        10(ttt)        Credit Agreement By and Between Thoratec Laboratories
                       Corporation Borrower, and Guidant Corporation, Lender dated
                       As of January 13, 1999.(13)
        23             Independent Auditors' Consent -- Deloitte & Touche LLP.
        24             Power of Attorney -- Reference is made to page 30 hereof.
        27             Financial Data Schedule

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

(13) Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment request order that was granted.

(b) REPORTS ON FORM 8-K

     None filed in 1998.

                                   SIGNATURES

     In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THORATEC LABORATORIES CORPORATION

                                          By: /s/D. KEITH GROSSMAN
                                               ---------------------------------
                                               D. Keith Grossman, Chief
                                                 Executive Officer

                                          Date: March 24, 1999

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ D. KEITH GROSSMAN                    Chief Executive Officer,     February 23, 1999
-----------------------------------------------------     President and Director
                  D. Keith Grossman

                 /s/ CHRISTY W. BELL                             Director             February 25, 1999
-----------------------------------------------------
                   Christy W. Bell

                 /s/ HOWARD E. CHASE                             Director             February 23, 1999
-----------------------------------------------------
                   Howard E. Chase

                 /s/ J. DANIEL COLE                              Director               March 1, 1999
-----------------------------------------------------
                   J. Daniel Cole

                 /s/ J. DONALD HILL                      Director and Chairman of     February 24, 1999
-----------------------------------------------------     the Board of Directors
                   J. Donald Hill

              /s/ WILLIAM M. HITCHCOCK                           Director             February 23, 1999
-----------------------------------------------------
                William M. Hitchcock

             /s/ GEORGE W. HOLBROOK, JR.                         Director             February 23, 1999
-----------------------------------------------------
               George W. Holbrook, Jr.

                /s/ DANIEL M. MULVENA                            Director             February 22, 1999
-----------------------------------------------------
                  Daniel M. Mulvena

                 /s/ CHERYL D. HESS                                Vice               February 22, 1999
-----------------------------------------------------      President -- Finance,
                   Cheryl D. Hess                         Chief Financial Officer
                                                         and Secretary (Principal
                                                         Financial and Accounting
                                                                 Officer)

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Thoratec Laboratories Corporation:

     We have audited the accompanying consolidated balance sheets of Thoratec Laboratories Corporation and Subsidiary (the "Company") as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thoratec Laboratories Corporation and Subsidiary as of January 2, 1999 and January 3, 1998 and the results of their operations and their cash flows for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE, LLP

San Francisco, California
February 19, 1999

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   FISCAL YEAR END
                                                              --------------------------
                                                              JANUARY 2,     JANUARY 3,
                                                                 1999           1998
                                                              -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 2,712,686    $ 9,469,311
  Short-term investments available-for-sale (Note 3)........    2,032,107      5,390,663
  Receivables, net of allowance for doubtful accounts of
     $47,591 in 1998 and $0 in 1997 (Note 9)................    4,141,854      1,302,323
  Inventories (Note 4)......................................    5,290,745      3,901,258
  Prepaid expenses and other................................      404,737        270,865
                                                              -----------    -----------
          Total current assets..............................   14,582,129     20,334,420

EQUIPMENT AND IMPROVEMENTS -- AT COST (Note 5):
  Equipment.................................................    3,458,804      2,671,015
  Leasehold improvements....................................    4,875,339      4,851,701
  Construction in progress..................................    4,126,612      1,300,963
                                                              -----------    -----------
          Total.............................................   12,460,755      8,823,679
Accumulated depreciation and amortization...................   (2,835,365)    (2,154,105)
                                                              -----------    -----------
Equipment and improvements -- net...........................    9,625,390      6,669,574
OTHER ASSETS (Note 5).......................................    1,000,898      1,473,180
                                                              -----------    -----------
          TOTAL ASSETS......................................  $25,208,417    $28,477,174
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $ 1,307,768    $ 2,804,400
  Accrued compensation......................................    1,613,334        929,920
  Product sales advances....................................      121,373        255,199
  Other.....................................................      288,585        460,378
                                                              -----------    -----------
          Total current liabilities.........................    3,331,060      4,449,897
COMMITMENTS (Notes 5 and 12)
SHAREHOLDER'S EQUITY: (Notes 2, 6, 7, 8, and 9)
Preferred shares -- none issued and outstanding
Common shares, 100,000,000 authorized; issued and
  outstanding -- 20,422,952 in 1998 and 20,172,445 in
  1997......................................................   72,810,450     72,664,107
Additional capital..........................................    2,482,229      2,482,229
Accumulated deficit.........................................  (53,402,106)   (51,081,554)
Accumulated other comprehensive loss:
Unrealized gain (loss) on investments -- net................            8         (7,539)
Cumulative translation adjustment...........................      (13,224)       (29,966)
                                                              -----------    -----------
Total accumulated other comprehensive loss..................      (13,216)       (37,505)
                                                              -----------    -----------
Total shareholders' equity..................................   21,877,357     24,027,277
                                                              -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $25,208,417    $28,477,174
                                                              ===========    ===========

            See notes to condensed consolidated financial statements

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                               FOR THE FISCAL YEARS ENDED
                                                 -------------------------------------------------------
                                                 JANUARY 2, 1999    JANUARY 3, 1998    DECEMBER 28, 1996
                                                 ---------------    ---------------    -----------------
REVENUE:
Product sales -- net (Notes 9 and 11)..........    $16,319,531        $ 9,441,302         $ 7,502,536
Interest and other.............................        661,385            753,369             584,406
                                                   -----------        -----------         -----------
          Total revenue........................     16,980,916         10,194,671           8,086,942
                                                   -----------        -----------         -----------
COSTS AND EXPENSES: (Notes 5 and 13)
Cost of products sold..........................      6,503,986          4,005,242           3,253,626
Research and development.......................      5,096,110          4,582,745           3,723,713
Selling, general, and administrative...........      7,701,372          6,009,043           3,948,238
Debt conversion expense (Note 6)...............                                               378,295
Interest expense (Note 6)......................                                                45,811
                                                   -----------        -----------         -----------
          Total costs and expenses.............     19,301,468         14,597,030          11,349,683
                                                   -----------        -----------         -----------
NET LOSS.......................................     (2,320,552)        (4,402,359)         (3,262,741)
                                                   -----------        -----------         -----------
Other comprehensive income (loss):
Unrealized gain (loss) on investments..........          7,547            (13,190)              5,651
Foreign currency translation adjustments.......         16,742            (42,384)             13,403
                                                   -----------        -----------         -----------
Other comprehensive income (loss)..............         24,289            (55,574)             19,054
                                                   -----------        -----------         -----------
COMPREHENSIVE LOSS.............................    $(2,296,263)       $(4,457,933)        $(3,243,687)
                                                   ===========        ===========         ===========
Basic and diluted loss per share (Note 14).....    $     (0.11)       $     (0.24)        $     (0.20)
                                                   ===========        ===========         ===========
Shares used to compute basic and diluted loss
  per share....................................     20,339,816         18,360,336          16,693,820

                See notes to consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                 ACCUMULATED
                                                                                    OTHER           TOTAL
                                        COMMON      ADDITIONAL   ACCUMULATED    COMPREHENSIVE   SHAREHOLDERS'
                                         STOCK       CAPITAL       DEFICIT       GAIN (LOSS)       EQUITY
                                      -----------   ----------   ------------   -------------   -------------
BALANCE, DECEMBER 30, 1995..........  $42,746,421   $2,333,689   $(43,416,454)    $   (985)      $ 1,662,671
Issuance of 342,537 shares of common
  stock for conversion of notes
  payable...........................    1,675,000                                                  1,675,000
Exercise of 880,304 common stock
  warrants for cash and exchange for
  83 shares of common stock which
  were canceled.....................    1,340,034                                                  1,340,034
Issuance of 1,644,000 shares of
  common stock for cash.............   17,591,204                                                 17,591,204
Exercise of 146,185 common stock
  options for cash and exchange for
  3,518 shares of common stock which
  were canceled.....................      166,480                                                    166,480
Issuance of common stock options for
  nonemployee services..............                   138,188                                       138,188
Other comprehensive gain:
  Unrealized gain on investments....                                                 5,651             5,651
  Foreign currency translation
    adjustments.....................                                                13,403            13,403
Net Loss............................                               (3,262,741)                    (3,262,741)
                                      -----------   ----------   ------------     --------       -----------
BALANCE, DECEMBER 28, 1996..........   63,519,139    2,471,877    (46,679,195)      18,069        19,329,890
Exercise of 241,937 common stock
  options for cash and exchange for
  11,609 shares of common stock
  which were canceled...............      335,681                                                    335,681
Issuance of 2,000,000 shares of
  common stock for cash.............    8,809,287                                                  8,809,287
Issuance of common stock options for
  nonemployee services..............                    10,352                                        10,352
Other comprehensive loss:
  Unrealized gain on investments....                                               (13,190)          (13,190)
  Foreign currency translation
    adjustments.....................                                               (42,384)          (42,384)
Net Loss............................                               (4,402,359)                    (4,402,359)
                                      -----------   ----------   ------------     --------       -----------
BALANCE, JANUARY 3, 1998............   72,664,107    2,482,229    (51,081,554)     (37,505)       24,027,277
Exercise of 292,535 common stock
  options for cash and exchange for
  42,028 shares of common stock
  which were canceled...............      146,343                                                    146,343
Other comprehensive gain:
  Unrealized gain on investments....                                                 7,547             7,547
  Foreign currency translation
    adjustments.....................                                                16,742            16,742
Net Loss............................                               (2,320,552)                    (2,320,552)
                                      -----------   ----------   ------------     --------       -----------
BALANCE, JANUARY 2, 1999............  $72,810,450   $2,482,229   $(53,402,106)    $(13,216)      $21,877,357
                                      ===========   ==========   ============     ========       ===========

                 See notes to consolidated financial statements

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE FISCAL YEARS ENDED
                                                     -----------------------------------------------------
                                                     JANUARY 2, 1999   JANUARY 3, 1998   DECEMBER 28, 1996
                                                     ---------------   ---------------   -----------------
Cash flows from operating activities:
  Net loss.........................................   $ (2,320,552)     $ (4,402,359)      $ (3,262,741)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Debt conversion expense (Note 6)..............                                             378,295
     Common stock options granted for services
       (Note 8)....................................                           10,352            138,188
     Depreciation and amortization.................        681,260           260,895            195,441
     Changes in assets and liabilities:
       Receivables.................................     (2,839,531)         (468,623)          (252,402)
       Prepaid expenses and other..................       (133,872)           (4,346)           (17,471)
       Inventories.................................     (1,389,487)       (1,198,062)        (1,329,032)
       Other assets................................        472,282          (595,444)          (791,947)
       Accounts payable and other liabilities......        228,122           816,745          1,188,741
                                                      ------------      ------------       ------------
     Net cash used in operating activities.........     (5,301,778)       (5,580,842)        (3,752,928)
                                                      ------------      ------------       ------------
Cash flows from investing activities:
  Purchases of short-term investments
     available-for-sale............................    (16,176,045)      (85,482,972)       (69,738,523)
  Maturities of short-term investments
     available-for-sale............................     18,620,000        83,400,000         47,560,000
  Sales of short-term investments
     available-for-sale............................        922,148         7,311,109         11,552,184
  Capital expenditures.............................     (4,967,293)       (4,670,952)          (637,679)
                                                      ------------      ------------       ------------
     Net cash provided by (used in) investing
       activities..................................     (1,601,190)          557,185        (11,264,018)
                                                      ------------      ------------       ------------
Cash flows from financing activities:
  Common stock issued upon exercise of warrants....                                             961,739
  Common stock issued in public placement -- net...                        8,809,287         17,591,204
  Common stock issued upon exercise of options.....        146,343           335,681            166,480
                                                      ------------      ------------       ------------
     Net cash provided by financing activities.....        146,343         9,144,968         18,719,423
                                                      ------------      ------------       ------------
Net increase (decrease) in cash and cash
  equivalents......................................     (6,756,625)        4,121,311          3,702,477
Cash and cash equivalents at beginning of year.....      9,469,311         5,348,000          1,645,523
                                                      ------------      ------------       ------------
Cash and cash equivalents at end of year...........   $  2,712,686      $  9,469,311       $  5,348,000
                                                      ============      ============       ============
Noncash Financing Transaction:
  Conversion of notes into common stock (Note 6)...                                        $  1,675,000
Noncash Investing Transactions:
  Construction costs and capital assets in accounts
     payable.......................................   $     71,828      $  1,402,045       $    286,424
Other Cash Flow Information:
  Interest paid (Note 6)...........................                                        $     45,811

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

     The Company reports on a 52 - 53 week fiscal year, which ends on the Saturday closest to December 31. The fiscal year ended January 2, 1999 (fiscal
1998) includes 52 weeks. The fiscal years ended January 3, 1998 (fiscal 1997), includes 53 weeks and December 28, 1996 (fiscal 1995) include 52 weeks.

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

     Cash and Cash Equivalents -- Cash and cash equivalents include money market securities stated at cost, which approximates market value.

     Investments -- The Company's short-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity.

     A portion of the funds provided by the public offerings of the Company's common stock in 1996 and 1997 are currently being held for investment until such time that the funds are needed by the Company for operations and capital expenditures. As of the end of 1998, short-term investments were comprised primarily of commercial paper, corporate notes and U.S. Government treasury and agency notes with maturity dates within 12 months of the date of investment.

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

     Fair Value of Financial Instruments -- The Company's financial instruments include cash and equivalents, customer receivables, accounts payable, and certain other accrued liabilities. The carrying amounts of these items are a reasonable estimate of their fair values.

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

     Accounting for Stock-Based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." Proforma disclosures of net earnings and earnings per share consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" are included in Note 8.

     Loss Per Share -- In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 in the year ended January 3,1998 as required and all earnings per share (EPS) data presented conforms with SFAS 128, including all prior periods presented.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 1998, 1997 and 1996 excludes any effect from such securities as their inclusion would be antidilutive.

     Comprehensive Loss -- In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The Company has adopted this standard which requires the display of comprehensive income (loss) and its components in the financial statements. In the Company's case, comprehensive loss includes net loss, unrealized gains and losses on investments and foreign currency translation adjustments.

     Operating Segments -- Effective December 15, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which established annual and interim standards for an enterprise's operating segments and related disclosures about its products and services, geographic areas, and major customers. The Company is organized as a single operating segment, whereby the chief operating decision maker assesses the performance of and allocates resources to the business as a whole. The adoption of SFAS 131 did not affect the Company's results of operations, liquidity or financial position but resulted in revised and additional disclosures. See Note 11.

     Reclassifications -- Certain reclassifications have been made to the 1996 amounts to conform to the 1997 presentation.

 2. FINANCIAL POSITION AND LIQUIDITY

     Subsequent to January 2, 1999, the Company entered into a distribution agreement with Guidant Corporation ("Guidant"). Under the terms of the agreement, Guidant receives exclusive worldwide marketing and distribution rights to the Company's Vectra(TM) Vascular Access Graft product line, except in Japan. In exchange for these rights, Guidant has paid the Company $1.5 million, and will pay up to an additional $2 million when the Vectra(TM) product line receives FDA approval for use in the U.S. Guidant also issued a four-year, unsecured line of credit in the amount of $10 million to the Company, which may be used, if needed, for a variety of business purposes.

     In November 1997, the Company sold through a public offering 2,000,000 shares of common stock at five dollars per share. Net cash proceeds received by the Company related to this offering were approximately $8,809,000 after placement agents' fees and approximately $491,000 of other costs.

     In July 1996, the Company sold, through an underwritten public offering, 1,644,000 shares of common stock at $12.00 per share. Included in the 1,644,000 shares are 144,000 shares sold pursuant to an

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY underwriters' over-allotment option. Also issued to the underwriters in connection with the public offering were five-year warrants to purchase 164,400 shares of the Company's common stock at $14.40 per share. The warrants are currently exercisable and include a net exercise provision. Net cash proceeds received by the Company related to this offering were approximately $17,591,000. Underwriters' commissions, the fair value of warrants issued to the underwriters, and approximately $1,050,000 of other estimated costs have been recorded as an offset to common stock at the closing of the offering.

     With the proceeds of these offerings and line of credit, the Company believes that it has sufficient funds to increase its marketing efforts, to conduct clinical trials on its new products, and to develop new sources of revenue, including new products, for at least the next year. However, the Company expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing, marketing, and research and development of new product lines. As a result the Company expects to break even for the next year. There can be no assurance that the Company will achieve profitability or positive cash flow.

3. SHORT-TERM INVESTMENTS

     Short term investments available-for-sale are summarized as follows:

                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                               ----------    ----------    ----------    ----------
JANUARY 2, 1999
Corporate debt instruments...................  $1,025,220       $79         $    (0)     $1,025,299
Federal government agency....................   1,006,879         0             (71)      1,006,808
                                               ----------       ---         -------      ----------
Total........................................   2,032,099        79             (71)      2,032,107
                                               ==========       ===         =======      ==========

JANUARY 3, 1998
Corporate debt instruments...................  $5,398,202       $79         $(7,618)     $5,390,663
                                               ==========       ===         =======      ==========

     The Company classifies those investments which mature in less than one year as short-term investments.

 4. INVENTORIES

     Inventories consist of the following:

                                                          FISCAL YEAR ENDED
                                                  ----------------------------------
                                                  JANUARY 2, 1999    JANUARY 3, 1998
                                                  ---------------    ---------------
Finished goods..................................    $2,712,543         $1,652,312
Work-in-process.................................     1,456,784            803,606
Raw materials...................................     1,121,418          1,445,340
                                                    ----------         ----------
          Total.................................    $5,290,745         $3,901,258
                                                    ==========         ==========

 5. LEASES

     The Company leases offices, laboratory and manufacturing space under noncancelable operating leases. In 1996 the Company entered into a lease agreement on a new manufacturing facility located in Pleasanton, California, which, will accommodate all of the Company's manufacturing, engineering and administrative activities. The administrative and engineering portion of the building was completed and occupied in late 1997. The manufacturing portion was completed in 1998. The Company invested approximately $9 million in equipment and leasehold improvements to the building. Annual payments under the amended lease are approximately $722,000 for a lease term of 15 years and commenced in August 1997. The lease includes

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600, which the Company paid in 1996, and an additional $500,000 paid in 1997. The 1997 payment was returned to the Company in 1998. A significant portion ($750,000) of the remaining security deposit can be reduced or eliminated before the end of the initial lease term if the Company meets certain criteria as specified by the contract. Future minimum lease payments as of January 2, 1999 are noted below:

                                      AS OF
                                 JANUARY 2, 1999
                                 ---------------
Fiscal year:
1999...........................    $   853,315
2000...........................        746,465
2001...........................        746,465
2002...........................        746,465
2003...........................        746,465
Thereafter.....................      6,324,010
                                   -----------
          Total................    $10,163,185
                                   ===========

     Rent expense for all operating leases was $911,609 in 1998, $473,237 in 1997, and $200,121 in 1996.

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

     The Series A preferred stock is entitled to cumulative annual dividends of $1.30 per share and has a liquidation preference of $9.25 plus cumulative unpaid dividends. The Company may redeem the Series A preferred stock at any time for its liquidation preference. Each share of preferred stock is convertible into one-

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY third shares of common stock, after adjusting for earned but unpaid dividends. At January 2, 1999, no shares of Series A preferred stock were outstanding.

     Series B preferred stock is senior to Series A in all preferences. Series B is entitled to cumulative annual dividends of $.96 per share and has a liquidation preference of $8.00 plus cumulative unpaid dividends. The Series B preferred stock is redeemable by the Company five years after issuance for $8.00 per share plus cumulative unpaid dividends. Each share of Series B preferred stock is convertible at any time into three and one-third shares of common stock and has certain anti-dilution provisions. Series B preferred votes on an as-converted basis. At January 2, 1999, no shares of the Series B preferred stock were outstanding.

 8. OPTIONS AND WARRANTS

     In 1993, the Directors approved the 1993 Stock Option Plan ("1993 SOP"), which permits the Company to grant options to purchase up to 666,667 shares of common stock. During 1998 and 1996, 52,500 and 69,693 options, respectively, were granted under this plan. No options were granted under this plan in 1997.

     In 1996, the Directors adopted the 1996 Stock Option Plan ("1996 SOP") and the 1996 Nonemployee Directors Stock Option Plan ("Directors Option Plan"). The 1996 SOP consists of two parts. Part One permits the Company to grant options to purchase up to 500,000 shares of common stock. During 1998, 1997 and 1996, 132,500, 653,166 and 184,333 options, respectively, were granted at fair market value under this Part of the Plan. Part Two related to the Chief Executive Officer (CEO) and permits the Company to grant non-qualified options to the CEO to purchase up to 333,333 shares of common stock. During 1996, 333,333 options were granted at fair market value under this Part of the Plan. In November 1997, these options were repriced to the then fair market value of five dollars per share. All other options of the CEO were canceled in conjunction with the repricing. The Directors Option Plan permits the Company to grant options to purchase up to 150,000 shares of common stock. The Company currently has seven non-employee directors who are eligible to participate in the Directors Option Plan. During 1998, 1997 and 1996, 35,000, 45,000 and 16,665 options, respectively, were granted at fair market value. In 1997, the Directors adopted the 1997 Stock Option Plan ("1997 SOP"). The 1997 SOP permits the Company to grant options to purchase up to 1,000,000 shares of common stock. During 1998 and 1997, 718,960 and 294,834 options, respectively, were granted at fair market value under this plan.

     Including the 1993 SOP, the 1996 SOP, the Directors Option Plan, the 1997 SOP, and several older plans, the Company had nine common stock option plans. Options may be granted by the Board of Directors at fair market value at the date of grant. Options under plans become exercisable within four or five years of grant and expire between five and ten years from date of grant. At January 2, 1999, 215,371 common shares remain available for grant.

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

                                                                     FISCAL YEAR
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Net Loss
  As reported.......................................  $(2,320,552)   $(4,402,359)   $(3,262,741)
  Pro Forma.........................................   (4,565,552)    (6,582,359)    (5,182,741)
Basic and diluted loss per share
  As reported.......................................  $     (0.11)   $     (0.24)   $     (0.20)
  Pro Forma.........................................        (0.22)         (0.36)         (0.31)

     The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1998, 1997, and 1996: risk-free interest rates of 5.09% in 1998, 6.32% in 1997, and 5.81% in 1996; expected volatility of 81% for 1998, 88% for 1997, and 67% for 1996; expected lives in all years of two years beyond each incremental vesting period (total life of 2 1/2 to 7 years, depending upon each grant's individual vesting schedule). No dividends are assumed for any plan in any year.

     Option activity is summarized as follows:

                                                              NUMBER OF   WEIGHTED AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ---------   ----------------
Outstanding at fiscal year end 1995 (807,468 exercisable at
  $1.37 weighted average exercise price per share)..........  1,300,825        $ 1.94
     Granted ($7.71 weighted average fair value per
      share)................................................    604,024         14.14
     Canceled...............................................   (183,473)         6.06
     Exercised(1)...........................................   (146,185)         1.47
                                                              ---------        ------
Outstanding at fiscal year end 1996 (783,396 exercisable at
  $2.18 weighted average exercise price per share)..........  1,575,191        $ 6.18
     Granted ($3.59 weighted average fair value per
      share)................................................    993,000          6.06
     Canceled and expired...................................   (531,135)        12.02
     Exercised(2)...........................................   (241,937)         1.81
                                                              ---------        ------
Outstanding at fiscal year end 1997 (844,747 exercisable at
  $3.56 weighted average exercise price per share)..........  1,795,119        $ 4.98
     Granted ($4.08 weighted average fair value per
      share)................................................    938,960          6.44
     Canceled and expired...................................   (143,288)         4.45
     Exercised(3)...........................................   (292,535)         1.50
                                                              ---------        ------
Outstanding at fiscal year end 1998 (790,934 exercisable at
  $5.60 weighted average exercise price per share)..........  2,298,256        $ 6.05
                                                              =========        ======

---------------
(1) Includes 110,204 options exercised for $166,480 cash and 35,981 options exercised by exchange for 3,518 shares of common stock, which were canceled.

(2) Includes 193,371 options exercised for $335,681 cash and 48,566 options exercised by exchange for 11,609 shares of common stock, which were canceled.

(3) Includes 68,893 options exercised for $146,343 cash and 223,642 options exercised by exchange for 42,028 shares of common stock, which were canceled.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

     The status of options outstanding as of January 2, 1999 is summarized as follows:

                                                     OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                             ------------------------------------   ----------------------
                                                            WEIGHTED
                                                             AVERAGE     WEIGHTED                 WEIGHTED
                                                            REMAINING    AVERAGE                  AVERAGE
                   PRICE                       NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
                 CATEGORY                    OUTSTANDING      LIFE        PRICE     OUTSTANDING    PRICE
                 --------                    -----------   -----------   --------   -----------   --------
$.18 to $.75...............................      66,616    1.70 years     $  .60       50,711      $  .66
$1.14 to $2.25.............................     247,879    4.57 years       2.18      247,879        2.18
$4.375 to $5.938...........................     720,834    8.65 years       5.23      262,801        5.20
$6.00 to $9.875............................   1,071,403    8.95 years       6.68      118,068        7.85
$10.00 to $15.75...........................     178,192    7.49 years      11.21       98,143       11.85
$30.00.....................................      13,332    7.42 years      30.00       13,332       30.00
                                              ---------    ----------     ------      -------      ------
$.18 to $30.00.............................   2,298,256    8.05 years     $ 6.05      790,934      $ 5.60
                                              =========    ==========     ======      =======      ======

     In the second quarter of 1996 the Company amended the terms of an outstanding warrant to purchase 666,667 shares of the Company's common stock at $.003 per share to add a net exercise provision. Subsequently, the warrant was exercised using this provision and the Company issued 666,584 shares of stock to the warrant holder and withheld 83 shares to effect the exercise. For other warrant transactions, see Notes 2 and 6.

 9. RELATED PARTIES

     In 1992 the Company entered into an agreement to sell common stock, representing 26% of the Company, to COBE Laboratories, Inc., which included several provisions, including two seats on the Company's Board of Directors for COBE designees, a standstill agreement, and a participation agreement for future financings. The Company and COBE also finalized a licensing, manufacturing, and distribution agreement which provides for a royalty-bearing license to the Company's biomaterial technology for use in certain of COBE's products, the right for the Company to manufacture these biomaterials for a period of time before the royalty provisions become effective, a provision that COBE and the Company negotiate for COBE to be the distributor of certain future products of the Company, and a right of COBE to first negotiation on certain future licensing rights. For the fiscal years 1997 and 1996, COBE purchases of materials from the Company under the manufacturing agreement totaled $309,727 and $99,150, respectively. The Company's obligation to manufacture biomaterials terminated and there were no purchases by COBE in 1998.

     There were no receivables outstanding from COBE affiliates at the end of fiscal 1998. Receivables at the end of fiscal 1997 included $1,000 from COBE affiliates.

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

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

     Significant components of the Company's net deferred taxes are as follows:

                                                          FISCAL YEAR ENDED
                                                  ----------------------------------
                                                  JANUARY 2, 1999   DECEMBER 3, 1998
                                                  ---------------   ----------------
Deferred tax assets:
  Federal tax loss carryforward (as adjusted for
     the limitation on change in ownership).....    $ 7,400,000       $ 6,600,000
  State tax loss carryforward...................        425,000           350,000
  Other, net....................................      1,600,000         1,500,000
                                                    -----------       -----------
Total...........................................      9,425,000         8,450,000
  Less: Valuation allowance.....................     (9,425,000)       (8,450,000)
                                                    -----------       -----------
                                                             --                --
                                                    ===========       ===========

     At January 2, 1999, the Company had net operating loss ("NOL") carryforwards of approximately $21.7 million. The majority of such carryforwards expire from 2003 through 2013. Use of the $7.4 million NOL which arose prior to the greater than 50% change in ownership which occurred in 1992 is limited to approximately $440,000 per year due to such change.

     Due to these limitations and due to the fact that the Company has sustained cumulative losses, the potential future benefit from these deferred assets are fully reserved by means of a valuation allowance and will therefore produce a financial statement benefit if and when utilized.

11. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

     In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company manages its business on the basis of one reportable operating segment. (See Note 1 for a brief description of the Company's business.) Net sales by geographic area are presented by attributing revenues from external customers or distributors on the basis of where the products are sold. Long-lived assets by geographic area and information about products and services are included as enterprise-wide disclosures.

     Included in European sales for 1998, 1997, and 1996 are $148,294, $1,932, and $116,674, respectively, of sales to COBE and its affiliates, which began distributing the Thoratec VAD System in several European markets in late 1992. In the Spring of 1995, Thoratec signed an agreement with Arrow International ("Arrow") to take over the distribution in most of the COBE territories. Included in European sales for 1997 and 1996 are $282,275 and $1,476,253 respectively, of sales to Arrow. Since the Arrow distribution agreement ended in 1997, there were no amounts in 1998. No customer accounted for greater than 10% of sales in 1998 or 1997.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

     Included in domestic sales for 1998, 1997 and 1996 are approximately $1,064,000, $461,000 and $250,000 of income earned from the rental of certain Company product.

  GEOGRAPHIC AREAS

                                                      FISCAL YEAR
                                        ---------------------------------------
                                           1998           1997          1996
                                        -----------    ----------    ----------
Net Sales:
  International
     Europe...........................  $ 2,718,794    $1,094,516    $1,731,642
     All Other........................    1,497,584       793,339       302,170
                                        -----------    ----------    ----------
          Subtotal....................    4,216,378     1,887,855     2,033,812
  Domestic............................   12,103,153     7,553,447     5,468,724
                                        -----------    ----------    ----------
          Total.......................  $16,319,531    $9,441,302    $7,502,536
                                        ===========    ==========    ==========

                                               FISCAL YEAR
                                         ------------------------
                                            1998          1997
                                         ----------    ----------
Long-lived assets:
  International -- Europe..............  $  318,310    $  230,648
  Domestic.............................   9,307,080     6,438,926
                                         ----------    ----------
          Total........................  $9,625,390    $6,669,574
                                         ==========    ==========

  CLASSES OF SIMILAR PRODUCTS

                                                      FISCAL YEAR
                                        ---------------------------------------
                                           1998           1997          1996
                                        -----------    ----------    ----------
Net Sales:
  Circulatory Support.................  $15,637,756    $8,831,455    $7,292,110
  Vascular Graft......................      681,775       300,120       111,276
  Biomaterial Manufacturing...........           --       309,727        99,150
                                        -----------    ----------    ----------
          Total.......................  $16,319,531    $9,441,302    $7,502,536
                                        ===========    ==========    ==========

     See Note 9 for discussion of Biomaterial Manufacturing.

12. COMMITMENTS

     In July 1998, the Company established an Executive Officer Severance Benefits Plan and an Employee Severance Benefits Plan as part of the employee benefits package. The plans provide severance benefits to certain employees whose employment is terminated, other than for cause. An Executive Officer's standard severance pay benefit is equal to one times annualized base salary. An employee's severance pay benefit is equal to an amount based on job level and length of service.

     In October 1997, the Company executed a four-year agreement with Arrow International, Inc. ("Arrow") to supply the mechanical valves for the VAD system used in the Company's VAD system. As of January 2, 1999, the remaining long-term purchase commitment associated with this agreement was approximately $2.4 million.

     In January 1996, the Company entered into a four-year employment agreement with a key executive officer. This employment agreement provides for, among other provisions, a minimum base salary, an annual bonus based on performance, a severance package and the issuance of 333,333 non-qualified stock options.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

     The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company's business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     See Notes 5 and 8 for additional commitments.

13. RETIREMENT SAVINGS PLAN

     Effective January 1997, the Company implemented a 401(k) Plan (the "Plan") covering all employees who have met certain eligibility requirements. Under the Plan, employees may elect to contribute up to 18% of their eligible compensation to the Plan, subject to certain limitations. The Company matches employee contributions at 25% up to the first 6% of employees' compensation. Employees vest at the rate of 25% per year with full vesting after four years of service with the Company. For the years ended January 2, 1999 and January 3, 1998 the Company made contributions to the Plan of approximately $54,000 and $40,000, respectively.

14. EARNINGS PER SHARE

     The Company calculates basic earnings per share (EPS) and diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for 1998, 1997 and 1996 excludes any effect of such instruments because their inclusion would be antidilutive.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                      FISCAL YEAR
                                         --------------------------------------
                                            1998          1997          1996
                                         ----------    ----------    ----------
Shares used to compute basic EPS.......  20,339,816    18,360,336    16,693,820
Add: effect of dilutive securities.....          --            --            --
                                         ----------    ----------    ----------
Shares used to compute diluted EPS.....  20,339,816    18,360,336    16,693,820
                                         ==========    ==========    ==========

                                 EXHIBIT INDEX

        EXHIBIT NO.                              EXHIBIT
        -----------                              -------
         3(a)          Registrant's Certificate of Incorporation, as amended.(1)
         3(b)          Registrant's By-Laws, as amended.(1)
         4(a)          Form of Convertible Secured Promissory Note.(7)
        10(p)          Lease Agreement dated July 5, 1979, between the Registrant and Scenic Arts Incorporated, as amended.(2)
        10(ii)         Amended 1984 Incentive Stock Option Plan.(4)
        10(eee)        Amended 1988 Non-Qualified Stock Option Plan.(4)
        10(fff)        1993 Stock Option Plan.(6)
        10(ggg)        Agreement for the Acquisition of Th. Goldschmidt AG of
                       Certain of the Assets of Thoratec Laboratories Corporation
                       dated as of March 29, 1989.(3)
        10(jjj)        Thoratec Laboratories Corporation and COBE Laboratories,
                       Inc. Common Stock Purchase Agreement dated November 23,
                       1992.(5)
        10(kkk)        License Agreement Between Thoratec Laboratories Corporation
                       and COBE Laboratories, Inc. dated as of November 23,
                       1992.(5)
        10(lll)        Lease Agreement dated July 25, 1996, between Registrant and
                       Main Street Associates, as amended.(8)
        10(mmm)        1996 Stock Option Plan.(9)
        10(nnn)        1996 Nonemployee Directors Stock Option Plan.(9)
        10(ooo)        First Amendment to Lease Agreement Originally By and Between
                       Mainstreet Associates and Thoratec Laboratories Corporation
                       dated July 25, 1996.(10)
        10(ppp)        1997 Stock Option Plan.(11)
        10(qqq)        Amended 1996 Nonemployee Directors Stock Option Plan.(10)
        10(rrr)        Second Amendment to Lease Agreement Originally By and
                       Between Mainstreet Associates and Thoratec Laboratories
                       Corporation dated July 25, 1996.(12)
        10(sss)        Distribution Agreement By and Between Guidant Corporation
                       and dated Thoratec Laboratories Corporation dated January
                       13, 1999.(13)
        10(ttt)        Credit Agreement By and Between Thoratec Laboratories
                       Corporation Borrower, and Guidant Corporation, Lender dated
                       As of January 13, 1999.(13)
        23             Independent Auditors' Consent -- Deloitte & Touche LLP.
        24             Power of Attorney -- Reference is made to page 30 hereof.
        27             Financial Data Schedule

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

(13) Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment request order that was granted.