Form 10-Q
period 1999-04-03
THORATEC LABORATORIES CORP
filed 1999-05-13
CIK 350907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 1999 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________


COMMISSION FILE NUMBER:  1-8145


                        THORATEC LABORATORIES CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          California                                     94-2340464
-------------------------------                   ------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or                                     Identification No.)
Organization)

6035 Stoneridge Drive, Pleasanton, California                 94588
----------------------------------------------       --------------------------
  (Address of Principal Executive Offices)                  (Zip Code)



Registrant's telephone number, including area code:  (925) 847-8600



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of May 12, 1999 registrant had 20,437,486 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                  April 3,             January 2,
                                                                    1999                  1999
                                                                ------------          ------------
ASSETS

Current Assets:

Cash and cash equivalents                                       $  2,369,166          $  2,712,686

Short-term investments available-for-sale                          2,079,965             2,032,107

Receivables, net                                                   4,504,801             4,141,854

Inventories (Note 3)                                               5,348,090             5,290,745

Prepaid expenses and other                                           355,666               404,737
                                                                ------------          ------------

Total current assets                                              14,657,688            14,582,129

Equipment and improvements, at cost                               12,672,246            12,460,755

Accumulated depreciation and amortization                         (3,029,996)           (2,835,365)
                                                                ------------          ------------

Equipment and improvements - net                                   9,642,250             9,625,390

Other assets                                                       1,009,307             1,000,898
                                                                ------------          ------------

TOTAL ASSETS                                                    $ 25,309,245          $ 25,208,417
                                                                ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                                $  1,217,713          $  1,307,768

Accrued compensation                                                 853,003             1,613,334

Product sales advances                                               144,952               121,373

Deferred distributor revenue (Note 5)                                284,760

Other                                                                357,573               288,585
                                                                ------------          ------------

Total current liabilities                                          2,858,001             3,331,060

Long-term deferred distributor revenue (Note 5)                    1,067,871
                                                                ------------          ------------

Total liabilities                                                  3,925,872             3,331,060

Commitments

Shareholders' Equity:
Common shares, 100,000,000 authorized; issued and
  outstanding 20,432,812 in 1999 and 20,422,952 in 1998           72,845,977            72,810,450

Additional capital                                                 2,482,229             2,482,229

Accumulated deficit                                              (53,737,718)          (53,402,106)

Accumulated other comprehensive loss:

Unrealized gain (loss) on investments - net                             (912)                    8

Cumulative translation adjustments                                  (206,203)              (13,224)
                                                                ------------          ------------

Total accumulated other comprehensive loss                          (207,115)              (13,216)
                                                                ------------          ------------

Total shareholders' equity                                        21,383,373            21,877,357
                                                                ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 25,309,245          $ 25,208,417
                                                                ============          ============




See notes to condensed consolidated financial statements

           THORATEC LABORATORIES CORPORATION AND SUBSIDIARY CONDENSED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                 -----------------------------------
                                                 April 3, 1999         April 4, 1998
                                                 -------------         -------------

Revenue:
  Product sales - net                             $  5,375,473          $  3,503,064
  Interest and other income  (Note 5)                  170,276               199,845
                                                  ------------          ------------


  Total revenue                                      5,545,749             3,702,909
                                                  ------------          ------------


Costs and expenses:
  Costs of products sold                             2,347,598             1,356,592
  Research and development                           1,153,225             1,220,060
  Selling, general and administrative                2,380,538             1,800,467
                                                  ------------          ------------

  Total costs and expenses                           5,881,361             4,377,119
                                                  ------------          ------------

Net loss                                              (335,612)             (674,210)
                                                  ============          ============

Basic and diluted loss per share (Note 4)         $      (0.02)         $      (0.03)
                                                  ============          ============


Shares used to compute loss per share               20,426,011            20,285,232



See notes to condensed consolidated financial statements.

           THORATEC LABORATORIES CORPORATION AND SUBSIDIARY CONDENSED

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)



                                                         Three Months Ended
                                                 --------------------------------
                                                 April 3, 1999      April 4, 1998
                                                 -------------      -------------
Net loss                                           $(335,612)         $(674,210)
                                                   ---------          ---------

Other comprehensive income (loss):
  Unrealized gain (loss) on investments                 (920)             6,502
  Foreign currency translation adjustments          (192,979)            23,740
                                                   ---------          ---------
Other comprehensive income (loss)                   (193,899)            30,242
                                                   ---------          ---------

Comprehensive loss                                 $(529,511)         $(643,968)
                                                   =========          =========




See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended
                                                               ----------------------------------
                                                               April 3, 1999        April 4, 1998
                                                               -------------        -------------
Cash flows from operating activities:
     Net loss                                                   $  (335,612)         $  (674,210)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                201,418              159,292
       Amortization of deferred distributor revenue (Note 5)        (71,192)

       Changes in assets and liabilities:
             Receivables                                           (406,359)            (859,263)
             Prepaid expenses and other                              47,091               (4,477)
             Inventories                                            (92,491)            (686,282)
             Other assets                                            (8,586)             (16,369)
             Accounts payable and other liabilities                (807,033)            (311,643)
             Deferred distributor revenue                         1,423,823
                                                                -----------          -----------
 Net cash used in operating activities                              (48,941)          (2,392,952)
                                                                -----------          -----------

Cash flows from investing activities:
    Purchases of short-term investments                          (2,930,041)          (5,063,978)
      available-for-sale
    Maturities of short-term investments                          2,615,000            4,925,000
      available-for-sale
    Sales of short-term investments available-for-sale              266,263               72,881
    Capital expenditures                                           (265,614)          (1,811,876)
                                                                -----------          -----------
         Net cash used in investing activities                     (314,392)          (1,877,973)
                                                                -----------          -----------

Cash flows from financing activities:
    Common stock issued upon exercise of options                     35,527               19,332
                                                                -----------          -----------
         Net cash provided by financing activities                   35,527               19,332
                                                                -----------          -----------

Effect of exchange rate changes on cash                             (15,714)               1,420
                                                                -----------          -----------

Net decrease in cash and cash equivalents                          (343,520)          (4,250,173)

Cash and cash equivalents at beginning of period                  2,712,686            9,469,311
                                                                -----------          -----------

Cash and cash equivalents at end of period                      $ 2,369,166          $ 5,219,138
                                                                ===========          ===========

Noncash Financing Transaction:
      Construction  costs and capital assets in accounts
        payable                                                 $    43,777          $ 2,452,549



See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      BASIS OF PRESENTATION

        The interim condensed consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at April 3, 1999 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

        The condensed consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the annual consolidated financial statements and notes of the Company. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

        Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.


2.      RECENTLY ISSUED ACCOUNTING STANDARD

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133,
        "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The Company will evaluate the new standard to determine any required new disclosures.


3.      INVENTORIES

        Inventories consist of the following:

                       April 3, 1999     January 2, 1999
                       -------------     ---------------
Finished goods          $2,933,930         $2,712,543

Work in process          1,051,975          1,456,784

Raw materials            1,362,185          1,121,418
                        ----------         ----------

Total                   $5,348,090         $5,290,745
                        ==========         ==========

4.      EARNINGS PER SHARE

        The Company calculates basic earnings per share (EPS) and diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for 1999 and 1998 are the same as basic EPS due to the Company reporting net losses in these periods.

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                     FISCAL YEAR
                                            -----------------------------
                                               1999               1998
                                            ----------         ----------
Shares used to compute basic EPS            20,426,011         20,285,232
Add:  effect of dilutive securities                 --                 --
                                            ----------         ----------
Shares used to compute diluted EPS          20,426,011         20,285,232
                                            ==========         ==========


5.      DISTRIBUTOR AGREEMENT

        During the first quarter of 1999, the Company entered into a five-year distribution agreement with Guidant Corporation. Under the terms of the agreement, Guidant receives exclusive worldwide marketing and distribution rights to the Thoratec Vectra(TM) Vascular Access Graft product line, except in Japan. In exchange for these rights, Guidant has paid Thoratec a non-refundable payment of $1.5 million, and will pay up to an additional $2 million when the Vectra(TM) product line receives FDA approval for use in the U.S. Guidant also issued a four-year, unsecured line of credit in the amount of $10 million to Thoratec, which may be used, if needed, for a variety of business purposes. The Company will account for the $1.4 million (net of expenses) contract payment received in the first quarter of 1999 as revenue ratably over the five-year life of the contract. Other income in the first quarter of 1999 included $71,000 of such payment amortization. Current liabilities of $285,000 and long-term liabilities of $1,068,000 were also recorded since the payment will be amortized over twenty quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

At the end of the first quarter of 1999 the Company had working capital of $11,800,000 compared with $11,251,000 at the end of 1998. The increase in working capital was due to (a) an increase in current assets, driven by increases in receivables and inventory partially offset by a decrease in cash, and (b) a decrease in current liabilities, primarily driven by a decrease in accrued compensation partially offset by an increase in short-term deferred distributor revenue. During the first quarter of 1999, the Company entered into a five-year distribution agreement with Guidant Corporation under which Guidant receives exclusive worldwide marketing and distribution rights to the Thoratec Vectra(TM) Vascular Access Graft product line, except in Japan. In exchange for these rights, Guidant has paid Thoratec a non-refundable payment of $1.5 million, and will pay up to an additional $2 million when the Vectra(TM) product line receives FDA approval for use in the U.S. The Company received $1.4 million, net of expenses, in conjunction with this distribution agreement in the first quarter of 1999. Since the payment will be amortized into revenue over twenty quarters, $71,000 was recorded in other income and $285,000 of current and $1,068,000 of long-term deferred distributor revenue liabilities were also recorded in the first quarter of 1999. Guidant also issued a four-year, unsecured line of credit in the amount of $10 million to Thoratec, which may be used, if needed, for a variety of business purposes. Cash was used during the quarter to support ongoing operations as well as to purchase new equipment for the Company's Pleasanton facility and to fund expanded sales and marketing programs directed to open heart surgery centers for the VAD in the U.S. and the TLC II(TM) Portable VAD Driver marketing effort in Europe. Receivables increased principally due to higher sales in March compared to December. Equipment increased due to purchases of office furniture for the Pleasanton facility and lab equipment for product development.

The Company believes it has sufficient funds to increase its marketing efforts, to conduct clinical trials on its new products, and to develop new sources of revenue, including new products, for at least the next year. The Company expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing, marketing and research and development of new product lines. The Company expects to break even in the current year. However, there can be no assurance that the Company will achieve profitability or positive cash flow.

The Company does not expect that inflation will have a material impact on its operations.

Results of Operations

Fiscal Quarters Ended April 3, 1999 and April 4, 1998

Product sales in the first quarter of 1999 were approximately $5,375,000 compared to $3,503,000 in the first quarter of 1998. The $1,872,000, or 53%, increase is due to increases in the number of domestic and international centers using the VAD System, as well as increases in the average selling price of the VAD System domestically. Included in product sales is rental income in the first quarter of 1999 of approximately $325,000 compared to $275,000 in the first quarter of 1998. The $50,000, or 18%, increase is principally due to new and existing centers renting drivers rather than purchasing the equipment. Interest and other income in the first quarter of 1999 decreased $30,000 or 15%. The decrease is due to overall lower cash balances partially offset by revenue received on the skeletal muscle project grant and $71,000 of revenue recognized in other income as a result of the amortization of the $1.4 million Guidant payment as described in the "Liquidity and Capital Resources" section above. Cost of sales increased $991,000, or 73%, in the first quarter of 1999 primarily as a result of higher sales. Gross margin as a percentage of sales decreased in the first quarter of 1999 compared to the first quarter of 1998 due to the impact of non-recurring expenses associated with the transfer of manufacturing operations to the Company's new Pleasanton facility in March 1999, and start-up expenses associated with scaling up the TLC II(TM) for production. Research and development expenses for the first quarter of 1999 decreased $67,000, or 5%, compared to the first quarter of 1998. The decease in research and development expenses is primarily a result of the completion of the TLC II(TM) project. Research and development expenses are expected to increase in future quarters due to higher clinical trial costs associated with the TLC II(TM) , Vectra(TM) and Aria(TM) projects. Selling, general and administrative expenses in the first quarter of 1999 increased $580,000, or 32%, compared to the first quarter of 1998. Selling general and administrative expenses increased primarily due to growth of sales and marketing personnel and related costs and increased operating expenses related to the Pleasanton facility.

OTHER MATTERS

The Year 2000 issue involves computer programs and embedded microprocessors in computer systems and other equipment that utilize two digits rather than four to define the applicable year. These systems may be programmed to assume that all two-digit dates are preceded by "19", causing "00" to be interpreted as 1900 versus 2000. This could result in the possible failure of those programs and devices to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize date sensitive information could generate erroneous data or a system failure. The Company's objective is to ensure an uninterrupted transition into Year 2000 and has a plan currently in place. The scope of the Year 2000 plan includes: (1) information technology ("IT") such as software and hardware; (2) non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities and Company products with date sensitivity; (3) and readiness of key third parties, including suppliers, customers and key financial institutions.

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

Through first quarter 1999, the Company has incurred less than $25,000 of Year 2000 cost and expects to spend less than $10,000 during each of 1999 and 2000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and existing cash balances and are being expensed as incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company does not use derivative financial instruments in its operations or investment portfolio. The Company does not have material exposure to market risk associated with changes in interest rates as it has no long-term debt obligations outstanding. The Company does not believe it has any other material exposure to market risk associated with interest rates.

The Company sells to customers in foreign markets through our foreign operations. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the British Pound and the Euro. Foreign currency transaction gains and losses were not material to the Company's results of operations for the quarter ended April 3, 1999. However, the Company has experienced a material fluctuation in intercompany foreign currency translation as of the end of the first quarter of 1999 due to a decline in the British Pound exchange rate. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.


Forward-Looking Statements

The portions of this report that relate to future plans, events or performance are forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties, including announcements by the Company's competitors, risks related to the government regulatory approval processes, delays in product development and new product introductions, rapidly changing technology, an intensely competitive market, market acceptance of new products, relationships with foreign distributors, reimbursement policies and general economic conditions. These factors, and others, are discussed more fully in the Company's annual report on Form 10-K for the fiscal year ended January 2, 1999, and the Company's other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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




                                      THORATEC LABORATORIES CORPORATION


Date:  May 12, 1999                          /s/ D. Keith Grossman
       -------------                  ------------------------------------------
                                      D. Keith Grossman, Chief Executive Officer


Date:  May 12, 1999                         /s/ Cheryl D. Hess
       -------------                  ------------------------------------------
                                      Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX



          Exhibit Number                             Document
          --------------                             --------
               27                             Financial Data Schedule
