Form 10-Q
period 1999-07-03
THORATEC LABORATORIES CORP
filed 1999-07-20
CIK 350907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________


COMMISSION FILE NUMBER:  1-8145


                        THORATEC LABORATORIES CORPORATION
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               California                                               94-2340464
------------------------------------------------                    -------------------
(State or Other Jurisdiction of Incorporation or                    (I.R.S. Employer
              Organization)                                         Identification No.)

               6035 Stoneridge Drive, Pleasanton, California 94588
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)



Registrant's telephone number, including area code:  (925) 847-8600



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /



     As of July 19, 1999 registrant had 20,443,145 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              July 3, 1999       January 2, 1999
                                                             ---------------    ------------------
ASSETS
Current Assets:
Cash and cash equivalents ..............................      $  2,078,431       $  2,712,686
Short-term investments available-for-sale ..............         2,093,480          2,032,107
Receivables ............................................         3,923,520          4,141,854
Inventories (Note 3) ...................................         6,533,418          5,290,745
Prepaid expenses and other .............................           183,230            404,737
                                                              ------------       ------------
Total Current Assets ...................................        14,812,079         14,582,129
Equipment and improvements, at cost ....................        11,646,355         12,460,755
Accumulated depreciation and amortization ..............        (2,112,371)        (2,835,365)
                                                              ------------       ------------
Equipment and leasehold improvements - net .............         9,533,984          9,625,390
Other Assets ...........................................         1,018,296          1,000,898
                                                              ------------       ------------
TOTAL ASSETS ...........................................      $ 25,364,359       $ 25,208,417
                                                              ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable .......................................      $  1,211,514       $  1,307,768
Accrued compensation ...................................         1,103,140          1,613,334
Product sales advances .................................           108,524            121,373
Deferred distributor revenue (Note 5) ..................           284,765
Other ..................................................           357,335            288,585
                                                              ------------       ------------
Total Current Liabilities ..............................         3,065,278          3,331,060
Commitments
Long term deferred distributor revenue (Note 5)                    996,676
                                                              ------------       ------------
Total liabilities ......................................         4,061,954          3,331,060
                                                              ------------       ------------
Shareholders' Equity:
Common shares, 100,000,000 authorized;
   issued and outstanding 20,438,865 in 1999
   and 20,422,952 in 1998 ..............................        72,855,926         72,810,450
Paid-in capital ........................................         2,482,229          2,482,229
Accumulated deficit ....................................       (53,790,617)       (53,402,106)
Other comprehensive loss:
Unrealized loss on investments - net ...................            (2,530)                 8
Cumulative translation adjustments .....................          (242,603)           (13,224)
                                                              ------------       ------------
Total other comprehensive loss..........................          (245,133)           (13,216)
                                                              ------------       ------------
Total Shareholders' Equity .............................        21,302,405         21,877,357
                                                              ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............      $ 25,364,359       $ 25,208,417
                                                              ============       ============

See notes to condensed consolidated financial statements

           THORATEC LABORATORIES CORPORATION AND SUBSIDIARY CONDENSED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                    Six Months Ended
                                                --------------------------------      -------------------------------
                                                  July 3,            July 4,            July 3,            July 4,
                                                    1999               1998               1999               1998
                                                -------------      -------------      ------------       ------------
Revenue:
  Product sales - net ....................      $  4,891,678       $  4,208,396       $ 10,267,151       $  7,711,460
  Interest and other income ..............           201,952            195,568            372,228            395,413
                                                ------------       ------------       ------------       ------------

  Total revenue ..........................         5,093,630          4,403,964         10,639,379          8,106,873
                                                ------------       ------------       ------------       ------------

Costs and expenses:
  Costs of products sold .................         1,661,166          1,621,111          4,008,764          2,977,703
  Research and development ...............         1,277,850          1,265,434          2,431,075          2,485,494
  Selling, general and administrative ....         2,207,514          2,087,517          4,588,052          3,887,984
                                                ------------       ------------       ------------       ------------
  Total costs and expenses ...............         5,146,530          4,974,062         11,027,891          9,351,181
                                                ------------       ------------       ------------       ------------

Net loss .................................      $    (52,900)      $   (570,098)      $   (388,512)      $ (1,244,308)
                                                ============       ============       ============       ============


 Basic and diluted loss per share (Note 4)      $      (0.00)      $      (0.03)      $      (0.02)      $      (0.06)
                                                ============       ============       ============       ============

  Shares used to compute basic and
     diluted loss per share ..............        20,437,158         20,322,322         20,431,584         20,303,778


See notes to condensed consolidated financial statements.

           THORATEC LABORATORIES CORPORATION AND SUBSIDIARY CONDENSED

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                                       Three Months Ended                   Six Months Ended
                                                 -----------------------------       -----------------------------
                                                   July 3,          July 4,           July 3,          July 4,
                                                     1999             1998              1999             1998
                                                 -----------       -----------       -----------       -----------
Net loss ..................................      $   (52,900)      $  (570,098)      $  (388,512)      $(1,244,308)
Other net comprehensive income:
   Unrealized gain (loss) on securities ...           (1,618)              335            (2,538)            6,837
   Foreign currency translation adjustments          (36,400)          (16,398)         (229,379)            7,342
                                                 -----------       -----------       -----------       -----------
Other comprehensive income (loss) .........          (38,018)          (16,063)         (231,917)           14,179
                                                 -----------       -----------       -----------       -----------
Comprehensive loss ........................      $   (90,918)      $  (586,161)      $  (620,429)      $(1,230,129)
                                                 ===========       ===========       ===========       ===========

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended
                                                                 ----------------------------------
                                                                  July 3, 1999       July 4, 1998
                                                                 ---------------   ----------------
Cash flows from operating activities:
  Net loss ................................................      $  (388,512)      $(1,244,308)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Amortization of deferred distributor revenue ..........         (142,382)
    Depreciation and amortization .........................          468,290           319,924
    Loss on sale of asset .................................            2,034
    Changes in assets and liabilities:
      Receivables .........................................          209,465        (1,319,910)
      Prepaid expenses and other ..........................          218,931           105,907
      Inventories .........................................       (1,294,693)       (1,510,944)
      Other Assets ........................................          (17,611)          (27,327)
      Accounts payable and other liabilities ..............         (625,557)          576,812
      Deferred distributor revenue ........................        1,423,823
                                                                 -----------       -----------

Net cash used in operating activities .....................         (146,212)       (3,099,846)
                                                                 -----------       -----------

Cash flows from investing activities:
  Purchases of short-term investments available-for-sale ..       (5,101,483)       (8,148,285)
  Maturities of short-term investments available-for-sale .        4,224,000         7,875,000
  Sales of short-term investments available-for-sale.......          813,572           141,271
  Capital expenditures ....................................         (434,784)       (3,225,224)
                                                                 -----------       -----------

    Net cash provided by (used in) investing activities ...         (498,695)       (3,357,238)
                                                                 -----------       -----------

Cash flows from financing activities:
  Common stock issued upon exercise of options ............           45,476            66,482
                                                                 -----------       -----------

  Net cash provided by financing activities ...............           45,476            66,482
                                                                 -----------       -----------

Effect of exchange rate changes on cash ...................          (34,824)           (1,008)
                                                                 -----------       -----------

Net increase (decrease) in cash and cash equivalents ......         (634,255)       (6,391,610)

Cash and cash equivalents at beginning of period ..........        2,712,686         9,469,311
                                                                 -----------       -----------

Cash and cash equivalents at end of period ................      $ 2,078,431       $ 3,077,701
                                                                 ===========       ===========

Noncash Financing Transaction:
  Construction costs and capital assets in accounts payable      $    42,139       $ 1,811,661


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

    The interim consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at July 3, 1999 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the annual consolidated financial statements and notes of the Company. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

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

2.  RECENTLY ISSUED ACCOUNTING STANDARD

    During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. Such Statement is effective for fiscal quarters beginning after June 15, 2000. The Company will evaluate the new standard to determine any required new disclosures.

3.  INVENTORIES

    Inventories consist of the following:

                       July 3, 1999     January 2, 1999
                      --------------   -----------------
Finished goods         $3,830,617        $2,712,543

Work in process         1,501,972         1,456,784

Raw materials           1,200,829         1,121,418
                       ----------        ----------

Total                  $6,533,418        $5,290,745
                       ==========        ==========



4.  EARNINGS PER SHARE

    The Company calculates basic earnings per share (EPS) and diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for the three months and six months ended July 3, 1999 and the three months and six months ended July 4, 1998 exclude any effect of such instruments because their inclusion would be antidilutive.

    The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                            Three Months Ended              Six Months Ended
                                        --------------------------      --------------------------
                                         July 3,         July 4,         July 3,         July 4,
                                           1999            1998            1999            1998
                                        ----------     -----------      ----------      ----------
Shares used to compute basic EPS        20,437,158      20,322,322      20,431,584      20,303,778
Add: effect of dilutive securities              --              --              --              --
                                        ----------      ----------      ----------      ----------
Shares used to compute diluted EPS      20,437,158      20,322,322      20,431,584      20,303,778
                                        ==========      ==========      ==========      ==========

5.  DISTRIBUTOR AGREEMENT

    During the first quarter of 1999, the Company entered into a five-year distribution agreement with Guidant Corporation. Under the terms of the agreement, Guidant receives exclusive worldwide marketing and distribution rights to the Thoratec Vectra(TM) Vascular Access Graft product line, except in Japan. In exchange for these rights, Guidant has paid Thoratec a non-refundable payment of $1.5 million, and will pay up to an additional $2 million when the Vectra(TM) product line receives FDA approval for use in the U.S. Guidant also issued a four-year, unsecured line of credit in the amount of $10 million to Thoratec, which may be used, if needed, for a variety of business purposes. The Company will account for the $1.4 million (net of expenses) contract payment received in the first quarter of 1999 as revenue ratably over the five-year life of the contract. Other income in 1999 included $71,000 and $142,000 of such payment amortization in the second quarter and six months, respectively. Current liabilities of $285,000 and long-term liabilities of $997,000 are also reported as remaining balances as of July 3, 1999, since the Guidant payment will be amortized over twenty quarters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

At the end of the second quarter of 1999 the Company had working capital of $11,747,000 compared with $11,251,000 at the end of 1998. The increase in working capital was due to an increase in current assets, driven by an increase in inventory partially offset by decreases in prepaid expenses and cash. Inventories increased in preparation for planned increases in sales activity. Cash was used to support ongoing operations as well as planned expenditures for the Company's new manufacturing facility. Prepaid expenses decreased due to amortization of insurance and property taxes. Additionally, current liabilities decreased due to payment of commissions offset by an increase in deferred distributor revenue. During the first quarter of 1999, the Company entered into a five-year distribution agreement with Guidant Corporation under which Guidant receives exclusive worldwide marketing and distribution rights to the Thoratec Vectra(TM) Vascular Access Graft product line, except in Japan. In exchange for these rights, Guidant has paid Thoratec a non-refundable payment of $1.5 million, and will pay up to an additional $2 million when the Vectra(TM) product line receives FDA approval for use in the U.S. The Company received $1.4 million, net of expenses, in conjunction with this distribution agreement in the first quarter of 1999. Since the payment will be amortized into revenue over twenty quarters, $142,000 was recorded in other income in the first six months of 1999. $285,000 of current and $997,000 of long-term deferred distributor revenue liabilities were also reported as remaining balances in the first six months of 1999. Guidant also issued a four-year, unsecured line of credit in the amount of $10 million to Thoratec, which may be used, if needed, for a variety of business purposes.

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

Results of Operations

Fiscal Quarters Ended July 3, 1999 and July 4, 1998

Product sales in the second quarter of 1999 were approximately $4,892,000 compared to $4,208,000 in the second quarter of 1998. The $684,000, or 16%, increase is due to increases in the number of domestic and international centers using the VAD System as well as increases in the average selling price of the VAD System domestically. Included in product sales is rental income in the second quarter of 1999 of approximately $252,000 compared to $342,000 in the second quarter of 1998. The $90,000, or 26%, decrease is principally due to new and existing centers purchasing drivers rather than renting the equipment. Interest and other income in the second quarter of 1999 was slightly higher when compared to the second quarter of 1998. The increase was due to higher revenue from the skeletal muscle project grant and $71,000 of revenue recognized in other income as a result of the amortization of the $1.4 million Guidant payment as described in the "Liquidity and Capital Resources" section above. These increases were primarily offset by less interest income earned on lower cash balances. Cost of sales increased $40,000 or 2%, in the second quarter of 1999. Gross margin increased from 61% in the second quarter of 1998 to 66% in the second quarter of 1999 due to changes in sales mix with increased unit sales of VAD pumps worldwide, higher average selling prices for the VAD pumps and reduced fixed overhead costs as a result of the completion of the transfer of its manufacturing operations to the Company's new Pleasanton facility in May 1999. Research and development expenses for the second quarter of 1999 increased $12,000, or 1%, compared to the second quarter of 1998 due principally to increased expenses associated with the implantable VAD and Vectra(TM) projects offset by decreases in costs associated with the TLC II(TM). Selling, general and administrative expenses in the second quarter of 1999 increased $120,000, or 6%, compared to the second quarter of 1998 due to growth of sales and marketing personnel and related costs and increased operating expenses related to the Pleasanton facility.




Six Months Ended July 3, 1999 and July 4, 1998

Product sales in the first six months of 1999 were approximately $10,267,000 compared to $7,711,000 in the first six months of 1998. The $2,556,000 or 33%, increase is due to increases in the number of domestic and international centers using the VAD system, as well as increases in the average selling price of the VAD System domestically. Included in product sales is rental income in the first six months of 1999 of approximately $577,000 compared to $617,000 in the first six months of 1998. The $40,000 or 6% decrease is principally due to new and existing centers purchasing drivers rather than renting the equipment. Interest and other income in the first six months of 1999 decreased to $372,000 from $395,000 due to lower interest income on overall lower cash balances from operating uses and capital expenditures partially offset by increases from the skeletal muscle project grant and $142,000 of revenue recognized in other income as a result of the amortization of the $1.4 million Guidant payment as described in the "Liquidity and Capital Resources" section above. Cost of sales increased $1,031,000, or 35%, in the first six months of 1999 as compared to the first six months of 1998 as a result of higher sales in 1999, non-recurring expenses associated with the transfer of manufacturing operations to the Company's new Pleasanton facility in the first quarter of 1999, offset by reduced fixed overhead costs as a result of the completion of this transfer in the second quarter of 1999. As a result, gross margin remained constant at 61%. Research and development expenses for the first six months of 1999 decreased $54,000, or 2%, compared to the first six months of 1998 due to the completion of the TLC II(TM) project. Research and development expenses are expected to increase in future quarters due to higher clinical trial costs associated with the TLC II(TM) , Vectra(TM) and Aria(TM) projects. Selling, general and administrative expenses in the first six months of 1999 increased $700,000, or 18%, compared to the first six months of 1998 due to growth of sales and marketing personnel and related costs and increased operating expenses related to the Pleasanton facility.

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

The Company has a formal Year 2000 compliance project that addresses the Company's information technology systems. The Company has identified the following phases of its Year 2000 project: 1) educate IT personnel and company management about Year 2000 issue, 2) identify required resources to execute the Year 2000 action plan, 3) create priority schedule for critical systems, 4) estimate total cost of Year 2000 action plan, 5) determine and implement corrections to non-compliant systems, 6) test and verify corrections, 7) place corrected systems into service, and 8) monitor Year 2000 compliance with new vendors, software and hardware. Phases 1 through 5 have been completed. Phases 6 and 7 are on schedule to be completed by the end of 1999. Phase 8 will continue into the year 2000.

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

Through the second quarter 1999, the Company has incurred less than $25,000 of Year 2000 costs and expects to spend less than $10,000 during each of 1999 and 2000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and existing cash balances and are being expensed as incurred.

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

The Company sells to customers in foreign markets through our foreign operations. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the British Pound and the Euro. Foreign currency transaction gains and losses were not material to the Company's results of operations for the quarter ended July 3, 1999. However, the Company has experienced a material fluctuation in intercompany foreign currency translation as of the end of the second quarter of 1999 due to a decline in the British Pound exchange rate. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The annual meeting of Shareholders was held on May 14, 1999. The following items were voted upon and approved at the meeting:

1. To elect directors to serve for the ensuing year and until their successors are elected.

                           Number of Votes

                                For             Withheld
                                ---             --------
Christy W. Bell .......      17,625,075         265,897
Howard E. Chase .......      17,626,991         263,981
J. Daniel Cole ........      17,626,991         263,981
D. Keith Grossman .....      17,626,909         264,063
J. Donald Hill ........      17,626,991         263,981
William M. Hitchcock ..      17,626,991         263,981
George W. Holbrook, Jr.      17,628,924         262,048
Daniel M. Mulvena .....      17,628,924         262,048

2. Amendment to the 1997 Stock Option Plan with respect to the proposal to approve the amendment to Thoratec's 1997 Stock Option Plan, including an increase in the number of shares reserved for issuance under the plan from 1,000,000 to 2,800,000:

                        For           Against        Abstain      Not Voted
                        ---           -------        -------      ---------
                    11,325,975       2,610,820       25,301       3,928,876

3. Amendments to the 1996 Nonemployee Directors Stock Option Plan with respect to the proposal to approve the amendments to Thoratec's 1996 Nonemployee Directors Stock Option Plan, including an increase in the number of shares reserved for issuance under the plan from 150,000 to 350,000:

                      For           Against        Abstain      Not Voted
                      ---           -------        -------      ---------
                  12,240,220       1,694,643       27,233       3,928,876

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




                                        THORATEC LABORATORIES CORPORATION

Date: July 20, 1999                               /s/ D. Keith Grossman
                                        -----------------------------------------------
                                          D. Keith Grossman, Chief Executive Officer


Date: July 20, 1999                               /s/ Cheryl D. Hess
                                        -----------------------------------------------
                                            Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit Number                                Document
   --------------                                --------
        27                              Financial Data Schedule