Form 10-Q
period 1999-10-02
THORATEC LABORATORIES CORP
filed 1999-11-05
CIK 350907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
        ___________

COMMISSION FILE NUMBER:  1-8145

                        THORATEC LABORATORIES CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  California                                     94-2340464
------------------------------------------------             -------------------
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer
Organization)                                                Identification No.)

6035 Stoneridge Drive, Pleasanton, California                       94588
---------------------------------------------                    ----------
  (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:  (925) 847-8600

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of November 3, 1999 registrant had 20,465,203 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                     October 2, 1999      January 2, 1999
                                                     ---------------      ---------------
ASSETS

Current Assets:
Cash and cash equivalents                              $  1,314,876         $  2,712,686
Short-term investments available-for-sale                 2,120,138            2,032,107
Receivables                                               3,746,327            4,141,854
Inventories (Note 3)                                      7,046,487            5,290,745
Prepaid expenses and other                                  300,588              404,737
                                                       ------------         ------------
Total Current Assets                                     14,528,416           14,582,129
Equipment and improvements, at cost                      11,810,989           12,460,755
Accumulated depreciation and amortization                (2,417,084)          (2,835,365)
                                                       ------------         ------------
Equipment and leasehold improvements - net                9,393,905            9,625,390
Other Assets                                              1,027,161            1,000,898
                                                       ------------         ------------
TOTAL ASSETS                                           $ 24,949,482         $ 25,208,417
                                                       ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                       $  1,126,467         $  1,307,768
Accrued compensation                                      1,385,453            1,613,334
Deferred distributor revenue (Note 5)                       284,765
Other                                                       544,650              409,958
                                                       ------------         ------------
Total Current Liabilities                                 3,341,335            3,331,060
Long-term deferred distributor revenue (Note 5)             925,485
                                                       ------------         ------------
Total liabilities                                         4,266,820            3,331,060
                                                       ------------         ------------
Shareholders' Equity:
Common shares, 100,000,000 authorized;
   issued and outstanding 20,459,743 in 1999
   and 20,422,952 in 1998                                72,909,017           72,810,450
Paid-in capital                                           2,527,473            2,482,229
Accumulated deficit                                     (54,692,872)         (53,402,106)
Other comprehensive loss:
Unrealized loss on investments - net                         (1,945)                   8
Cumulative translation adjustments                          (59,011)             (13,224)
                                                       ------------         ------------
Total other comprehensive loss                              (60,956)             (13,216)
                                                       ------------         ------------
Total Shareholders' Equity                               20,682,662           21,877,357
                                                       ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 24,949,482         $ 25,208,417
                                                       ============         ============

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended                        Nine Months Ended
                                                  ---------------------------------         ---------------------------------
                                                   October 2,           October 3,           October 2,           October 3,
                                                      1999                 1998                 1999                 1998
                                                  ------------         ------------         ------------         ------------
Revenue:
  Product sales - net                             $  5,075,597         $  3,618,193         $ 15,342,748         $ 11,329,653
  Interest and other income                            157,264              129,156              529,492              524,569
                                                  ------------         ------------         ------------         ------------
  Total revenue                                      5,232,861            3,747,349           15,872,240           11,854,222
                                                  ------------         ------------         ------------         ------------
Costs and expenses:
  Costs of products sold                             2,324,527            1,480,101            6,333,291            4,457,804
  Research and development                           1,451,721            1,207,110            3,882,796            3,692,604
  Selling, general and administrative                2,358,867            1,678,449            6,946,919            5,566,433
                                                  ------------         ------------         ------------         ------------
  Total costs and expenses                           6,135,115            4,365,660           17,163,006           13,716,841
                                                  ------------         ------------         ------------         ------------
Net loss                                          $   (902,254)        $   (618,311)        $ (1,290,766)        $ (1,862,619)
                                                  ============         ============         ============         ============
 Basic and diluted loss per share (Note 4)        $      (0.04)        $      (0.03)        $      (0.06)        $      (0.09)
                                                  ============         ============         ============         ============
  Shares used to compute basic and
     diluted loss per share                         20,455,018           20,355,375           20,439,394           20,320,976


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)



                                                           Three Months Ended                      Nine Months Ended
                                                    --------------------------------        --------------------------------
                                                     October 2,          October 3,          October 2,          October 3,
                                                        1999                1998                1999                1998
                                                    ------------        ------------        ------------        ------------
Net loss                                            $   (902,254)       $   (618,311)       $ (1,290,766)       $ (1,862,619)
Other net comprehensive income:
    Unrealized gain (loss) on securities                     585               1,822              (1,953)              8,659
    Foreign currency translation adjustments             183,592              37,436             (45,787)             44,778
                                                    ------------        ------------        ------------        ------------
Other comprehensive income (loss)                        184,177              39,258             (47,740)             53,437
                                                    ------------        ------------        ------------        ------------
Comprehensive loss                                  $   (718,077)       $   (579,053)       $ (1,338,506)       $ (1,809,182)
                                                    ============        ============        ============        ============


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Nine Months Ended
                                                                         ------------------------------------
                                                                         October 2, 1999      October 3, 1998
                                                                         ---------------      ---------------
Cash flows from operating activities:
     Net loss                                                             $ (1,290,766)        $ (1,862,619)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Amortization of deferred distributor revenue                           (213,573)
       Common stock options granted for services                                45,244
       Depreciation and amortization                                           763,546              500,501
       Changes in assets and liabilities:
             Receivables                                                       395,086           (1,433,228)
             Prepaid expenses and other                                        103,628               21,484
             Inventories                                                    (1,762,145)          (1,845,891)
             Other Assets                                                      (26,324)             (47,108)
             Accounts payable and other liabilities                           (282,406)             187,076
             Deferred distributor revenue                                    1,423,823
                                                                          ------------         ------------

Net cash used in operating activities                                         (843,887)          (4,479,785)
                                                                          ------------         ------------

Cash flows from investing activities:
    Purchases of short-term investments available-for-sale                  (6,723,256)         (12,465,364)
    Maturities of short-term investments available-for-sale                  5,284,000           14,875,000
    Sales of short-term investments available-for-sale                       1,349,272              382,028
    Capital expenditures                                                      (543,601)          (4,530,270)
                                                                          ------------         ------------

         Net cash provided by (used in) investing activities                  (633,585)          (1,738,606)
                                                                          ------------         ------------

Cash flows from financing activities:
    Common stock issued upon exercise of options                                98,567               90,833
                                                                          ------------         ------------

         Net cash provided by financing activities                              98,567               90,833
                                                                          ------------         ------------

Effect of exchange rate changes on cash                                        (18,905)              12,066
                                                                          ------------         ------------

Net increase (decrease) in cash and cash equivalents                        (1,397,810)          (6,115,492)

Cash and cash equivalents at beginning of period                             2,712,686            9,469,311
                                                                          ------------         ------------

Cash and cash equivalents at end of period                                $  1,314,876         $  3,353,819
                                                                          ============         ============

Noncash Financing Transaction:
         Construction costs and capital assets in accounts payable        $     67,078         $    417,561

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      BASIS OF PRESENTATION

        The interim consolidated financial statements presented have been prepared by Thoratec Laboratories Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at October 2, 1999 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

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

2.      RECENTLY ISSUED ACCOUNTING STANDARD

        During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. Such Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will evaluate the new standard to determine any required new disclosures.

3.      INVENTORIES

        Inventories consist of the following:

                                October 2, 1999      January 2, 1999
                                ---------------      ---------------
         Finished goods           $3,703,191           $2,712,543

         Work in process           2,146,032            1,456,784

         Raw materials             1,197,264            1,121,418
                                  ----------           ----------

         Total                    $7,046,487           $5,290,745
                                  ==========           ==========


4.      EARNINGS PER SHARE

        The Company calculates basic earnings per share (EPS) and diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for the three months and nine months ended October 2, 1999 and the three months and nine months ended October 3, 1998 exclude any effect of such instruments because their inclusion would be antidilutive.

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                       Three Months Ended                  Nine Months Ended
                                                  ----------------------------        ----------------------------
                                                  October 2,        October 3,        October 2,        October 3,
                                                     1999              1998              1999              1998
                                                  ----------        ----------        ----------        ----------
        Shares used to compute basic EPS          20,455,018        20,355,375        20,439,394        20,320,976
        Add: effect of dilutive securities                 -                 -                 -                 -
                                                  ----------        ----------        ----------        ----------
        Shares used to compute diluted EPS        20,455,018        20,355,375        20,439,394        20,320,976
                                                  ==========        ==========        ==========        ==========

5.      DISTRIBUTOR AGREEMENT

        During the first quarter of 1999, the Company entered into a five-year distribution agreement with Guidant Corporation. Under the terms of the agreement, Guidant receives exclusive worldwide marketing and distribution rights to the Thoratec Vectra(TM) Vascular Access Graft product line, except in Japan. In exchange for these rights, Guidant has paid Thoratec a non-refundable payment of $1.5 million, and will pay up to an additional $2 million when the Vectra(TM) product line receives FDA approval for use in the U.S. Guidant also issued a four-year, unsecured line of credit in the amount of $10 million to Thoratec, which may be used, if needed, for a variety of business purposes. The Company will account for the $1.4 million (net of expenses) contract payment received in the first quarter of 1999 as revenue ratably over the five-year life of the contract. Other income in 1999 included $71,000 and $214,000 of such payment amortization in the third quarter and nine months, respectively. Current liabilities of $285,000 and long-term liabilities of $925,000 are also reported as remaining balances as of October 2, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At the end of the third quarter of 1999 the Company had working capital of $11,187,000 compared with $11,251,000 at the end of 1998. The decrease in working capital was due to a decrease in current assets, driven by an increase in inventory offset by decreases in prepaid expenses, accounts receivable and cash. Inventories increased in preparation for planned increases in sales activity. Cash was used to support ongoing operations as well as planned expenditures for the Company's new manufacturing facility. Accounts receivable decreased because September 1999 sales were lower than December 1998 sales. Prepaid expenses decreased due to amortization of insurance and property taxes. Additionally, current liabilities increased slightly due to an increase in deferred distributor revenue, partially offset by the payment of accrued bonuses and commissions from the prior year. During the first quarter of 1999, the Company entered into a five-year distribution agreement with Guidant Corporation under which Guidant receives exclusive worldwide marketing and distribution rights to the Thoratec Vectra(TM) Vascular Access Graft (VAG) product line, except in Japan. In exchange for these rights, Guidant has paid Thoratec a non-refundable payment of $1.5 million, and will pay up to an additional $2 million when the Vectra(TM) product line receives FDA approval for use in the U.S. The Company received $1.4 million, net of expenses, in conjunction with this distribution agreement in the first quarter of 1999. Since the payment will be amortized into revenue over twenty quarters, $214,000 was recorded in other income in the first nine months of 1999. $285,000 of current and $925,000 of long-term deferred distributor revenue liabilities were also reported as remaining balances at the end of the third quarter of 1999. Guidant also issued a four-year, unsecured line of credit in the amount of $10 million to Thoratec, which may be used, if needed, for a variety of business purposes.

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

Results of Operations

Fiscal Quarters Ended October 2, 1999 and October 3, 1998

Product sales in the third quarter of 1999 were approximately $5,076,000 compared to $3,618,000 in the third quarter of 1998. The $1,458,000, or 40%, increase is primarily due to increases in the number of domestic and international centers using the VAD System as well as increases in the average selling price of the VAD System for domestic and international customers. Included in product sales is rental income in the third quarter of 1999 of approximately $340,000 compared to $215,000 in the third quarter of 1998. Interest and other income in the third quarter of 1999 were slightly higher when compared to the third quarter of 1998. The increase was due to higher revenue from the skeletal muscle project grant and $71,000 of revenue recognized in other income as a result of the amortization of the $1.4 million Guidant payment as described in the "Liquidity and Capital Resources" section above. These increases were primarily offset by less interest income earned on lower cash balances. Cost of sales increased $844,000 or 57%, in the third quarter of 1999. The increase is due to higher sales in the third quarter 1999 compared to the third quarter 1998, higher fixed costs of the new manufacturing facility, one-time costs associated with TLC-II(TM) Portable VAD Driver component issues, adjustments from validation work on the graft products, and other adjustments remaining from the Company's relocation of its manufacturing operations in the second quarter 1999. Gross margin decreased from 59% in the third quarter of 1998 to 54% in the third quarter of 1999 due to higher costs of goods sold as previously discussed, partially offset by increases in the average selling price of the VAD System. Research and development expenses for the third quarter of 1999 increased $245,000, or 20%, compared to the third quarter of 1998. The increase in R&D expense relates to efforts to resolve the TLC-II(TM) component issues, a transition from prototype to pre-production on the implantable VAD project, and higher costs in the Vectra(TM) trial. Selling, general and administrative expenses in the third quarter of 1999 increased $680,000 or 41% compared to the third quarter of 1998 due to increased spending associated with strategic corporate planning and an increase in the general level of business activity, including increased personnel costs.

Nine Months Ended October 2, 1999 and October 3, 1998

Product sales in the first nine months of 1999 were approximately $15,343,000 compared to $11,330,000 in the first nine months of 1998. The $4,013,000 or 35% increase is due to increases in the number of domestic and international centers using the VAD System as well as increases in the average selling price of the VAD System for domestic customers. Included in product sales is rental income in the first nine months of 1999 of approximately $916,000 compared to $832,000 in the first nine months of 1998. Interest and other income in the first nine months of 1999 increased slightly to $529,000 compared to $524,000 in the first nine months of 1998 due to lower interest income on overall lower cash balances from operating uses and capital expenditures offset by increases from the skeletal muscle project grant and $214,000 of revenue recognized in other income as a result of the amortization of the $1.4 million Guidant payment as described in the "Liquidity and Capital Resources" section above. Cost of sales increased $1,875,000, or 42%, in the first nine months of 1999 compared to the first nine months of 1998. The increase is due principally to higher sales in the first nine months of 1999 compared to the first nine months of 1998 and also the effect of some one-time costs associated with the TLC-II component issues, adjustments from validation work on graft products and other adjustments remaining from the Company's relocation of its manufacturing operations in the second quarter of 1999. Gross margin decreased from 61% in the first nine months of 1998 to 59% in the first nine months of 1999. The decrease is due to higher costs of goods sold, partially offset by increased average selling price of the VAD System. Research and development expenses for the first nine months of 1999 increased $190,000, or 5%, compared to the first nine months of 1998 due principally to costs associated with the transition from prototype to pre-production on the implantable VAD project, and higher costs in the Vectra(TM) trial partially offset by a reduction in regulatory filing preparation costs in Canada related to the Aria(TM) product. Selling, general and administrative expenses in the first nine months of 1999 increased $1,380,000 or 25% compared to the first nine months of 1998 due to overall increases in the sales and marketing activities, including increased personnel costs, and increased spending associated with strategic corporate planning, general corporate overhead and operating expenses related to the Pleasanton facility.

Other Matters

Year 2000 Readiness Disclosure

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

Through the third quarter 1999, the Company has incurred less than $25,000 of Year 2000 costs and expects to spend less than $10,000 during each of 1999 and 2000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and existing cash balances and are being expensed as incurred.

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

Forward-Looking Statements

The portions of this report that relate to future plans, events or performance are forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties, including risks related to the government regulatory approval processes, delays in product development and new product introductions, announcements by the Company's competitors, rapidly changing technology, an intensely competitive market, market acceptance of new products, relationships with foreign distributors, reimbursement policies and general economic conditions. These factors, and others, are discussed more fully in the Company's annual report on Form 10-K for the fiscal year ended January 2, 1999, and the Company's other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. These forward-looking statements speak only as of the date hereof.

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

The Company sells to customers in foreign markets through our foreign operations. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the British Pound and the Euro. Foreign currency transaction gains and losses were not material to the Company's results of operations for the quarter ended October 2, 1999. However, the Company has experienced material fluctuations in intercompany foreign currency translations as of the end of the first, second and third quarters of 1999 due to changes in the British Pound exchange rate. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

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



                                 THORATEC LABORATORIES CORPORATION

Date: November 5, 1999                      /s/ D. Keith Grossman
                             ---------------------------------------------------
                                 D. Keith Grossman, Chief Executive Officer

Date: November 5, 1999                       /s/ Cheryl D. Hess
                             ---------------------------------------------------
                                   Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX

          Exhibit Number                                  Document
          --------------                                  --------
               27                                  Financial Data Schedule