Form 10-K405
period 1999-12-31
THORATEC LABORATORIES CORP
filed 2000-03-29
CIK 350907

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

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

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates was $141,778,000 computed by reference to the last sale reported of such stock on March 22, 2000 as listed on The Nasdaq Stock Market(R)(1)

     As of March 22, 2000, registrant had 20,629,940 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant is incorporating by reference into Part III (Items 10, 11, 12 and 13) certain portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.
---------------

     (1)Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including the documents incorporated by reference in this annual report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

     - our ability to obtain and maintain regulatory approval of our products in the United States and internationally;

     - the other competing therapies that may in the future be available to heart failure patients;

     - our plans to develop and market new products; and

     - our ability to improve our financial performance.

     Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "Risk Factors" section and elsewhere in this annual report. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

     You should assume that the information appearing in this annual report is accurate as of the date on the front cover of this annual report only. Our business, financial condition, results of operations and prospects may have changed since that date.

     Thoratec, the Thoratec logo and Thoralon are registered trademarks, and TLC-II, Vectra and Aria are trademarks of Thoratec Laboratories Corporation.

ITEM 1. BUSINESS

GENERAL

     We began our business in March 1976 and are incorporated in the State of California. Our initial public offering of common stock was in 1981. We develop, manufacture and market proprietary medical devices used for circulatory support and for vascular graft applications. We currently market the Thoratec Ventricular Assist Device System (which we call the Thoratec VAD System or the VAD System) in the United States and internationally for use as a bridge to heart transplant and for use in the recovery of the heart after open-heart surgery. We have also developed small diameter vascular grafts for use in hemodialysis access and coronary artery bypass surgery. All of our products that come into contact with human tissue or blood incorporate Thoralon, our proprietary biomaterial. Thoralon is a unique biomaterial that provides strength and flexibility to our products with surface properties designed to minimize patient blood clotting and inflammatory response.

     Our VAD System is currently the only device approved by the FDA that can provide left, right or biventricular support for both bridge to heart transplant and for recovery of the heart after open-heart surgery. We are also pursuing additional indications for the VAD System and developing other circulatory support products for patients suffering from heart failure. At March 14, 2000, our VAD System had been used in more than 1,200 patients worldwide ranging in age from seven to 77 years and in weight from 38 to 316 pounds (17 to 144 kg).

     Our hemodialysis access graft product, which we call the Vectra, is undergoing clinical trials in the United States and is currently marketed in Europe through Guidant Corporation and in Japan through Goodman Co., Ltd. We believe this graft offers significant advantages over currently available prosthetic grafts used in hemodialysis. Unlike current grafts, which require up to several weeks of patient recovery prior to use, the Vectra's self-sealing design allows patient use as soon as 24 hours after surgical implantation. We are applying the same technological expertise used in the Vectra for use in coronary artery bypass surgery through our development of our Aria CABG (coronary artery bypass graft) product. This small diameter graft is designed for use by patients who have no or too few suitable blood vessels of their own. We expect to commence clinical trials in the United States of our Aria coronary graft in the first half of 2000.

OUR STRATEGY

     Our goal is to be a leading developer and manufacturer of medical devices to the congestive heart failure, cardiac surgery and vascular graft markets. Our key strategies to achieve this goal are:

     Increase VAD System Market Penetration. The Thoratec VAD System is the only ventricular assist device with approvals for both bridge-to-transplant and recovery after open-heart surgery indications. Our VAD System can be used to treat both ventricles for patients of all sizes, and in a less invasive manner. We intend to utilize our existing sales channels throughout the world to continue to gain acceptance and adoption by both transplant and non-transplant open heart centers, and to treat a greater number and variety of patients within our current customer base. In addition, in order to further expand the clinical utility of the VAD System, we intend to pursue:

     - the U.S. launch of the TLC-II Portable VAD Driver, which weighs approximately 20 pounds and operates interchangeably with current products. The TLC-II improves patient mobility, and is designed to allow patients to be discharged from the hospital while still using the VAD System;

     - the development of our implantable ventricular assist device, which we call the IVAD, for use in longer term bridge-to-transplant patients as well as some alternative-to-transplant patients;

     - the education of cardiac surgeons and heart failure cardiologists as to the benefits of the Thoratec VAD System; and

     - the regulatory approval of a therapeutic recovery indication.

     The therapeutic use of the Thoratec VAD System in treating specific types of end-stage heart failure patients could represent a significant market expansion opportunity for us. We estimate there are as many as 160,000 late stage CHF patients in the United States whose cardiac recovery may potentially be facilitated by the use of our VAD System.

     Obtain U.S. Approval and Support European and the U.S. Market Launch of Vectra. We believe the clinical use of synthetic grafts for dialysis access is an established clinical practice. However, existing commercial graft technologies have significant shortcomings that are widely recognized. We believe the Vectra device will address some of the most significant of those shortcomings. We have completed patient enrollment in our U.S. clinical trial and intend to submit a 510(k) to the FDA this year for U.S. approval to market the Vectra. We have established distribution partnerships for the Vectra product line, the most significant of which is Guidant. We will continue to identify and pursue opportunities for product line extensions that enhance the Vectra product offering.

     Attain Global Approval to Commercialize the Aria Coronary Artery Bypass Graft. We intend to initiate and complete Aria coronary artery bypass clinical trials and seek approvals in all major medical device markets. Through clinical trials, we expect to demonstrate the efficacy of the Aria as an option for completing the revascularization of coronary artery bypass patients. These patients' only other option may be very poor quality veins, or even no available veins at all. Therefore, our objective in these clinical trials is to show that the Aria has similar or superior patency rates as compared to poor quality veins. We believe that in as many as 20% of the 900,000 bypass surgeries performed worldwide, the unavailability of any or enough suitable vessels creates a treatment problem.

     Explore the Use of Thoralon for Additional Medical Products. Thoralon was developed for safe and effective use in long-term cardiovascular implants, with properties designed to provide:

     - excellent blood and tissue compatibility;

     - thromboresistance, which means resistance to blood clotting;

     - durability; and

     - stability.

     These properties allow Thoralon biomaterials to be configured and applied in a variety of ways and may allow its use for other medical device applications as a coating or stand-alone material. We intend to apply our biomaterials technologies to those applications where our high-value, critical care implantable medical devices are desired.

     Explore the Acquisition of, or Partnership with, Companies that Possess Complementary Products or Technologies. We expect to leverage our expertise and technologies with other products and technologies being developed by other firms or research centers. We have established a strong direct sales presence with some of the world's largest heart centers. We believe other companies, product lines or technologies may benefit from this sales and distribution capability. We intend to pursue opportunities to acquire products or technologies that complement our products and allow us to leverage our competencies in selling and marketing, regulatory affairs and manufacturing.

CIRCULATORY SUPPORT MARKET

     Cardiac failure is the leading cause of death in the United States, accounting for more deaths than all forms of cancer combined. Deaths associated with cardiac failure fall into two broad categories:

     - congestive heart failure, which is a chronic disorder that occurs when a weakening of the heart muscle reduces the pumping power of the heart; and

     - acute cardiac failure resulting from heart attacks and various infections of the heart muscle.

     CONGESTIVE HEART FAILURE

     CHF is a slow, degenerative process leading to cardiac insufficiency resulting in a decreased supply of oxygen and nutrient rich blood to various vital organs such as the lungs, brain and kidneys. CHF tends to be progressive and is associated with profound symptoms that limit daily activities. Long-term survival rates are low. We estimate that more than 85% of patients die within eight to twelve years of diagnosis. CHF is the most common cause of hospitalization in patients over 65 years of age. According to the American Heart Association, there are currently four million to five million CHF patients in the United States, and approximately 550,000 newly diagnosed patients each year. While most patients suffering from CHF are initially treated with medication, which may delay the progression of CHF, conventional drug therapy cannot cure the disease. The only available method of treating end-stage CHF is a heart transplant.

     Although heart transplants have been very successful, there are too few donor hearts available to adequately address the problem of cardiac failure. The United Network for Organ Sharing reported that there were only approximately 2,400 hearts available for transplant in the United States in 1998, a level that has remained relatively unchanged for the last several years. However, published government sources estimate that the number of patients suffering from CHF who could benefit from some form of permanent cardiac assist is 30,000 to 50,000 per year. The median wait for a donor heart by patients on a heart transplant waiting list is approximately seven months, and many patients have to wait as long as one to two years before receiving one of the few donor hearts available each year. In 1998, approximately 19% of such patients died while waiting for a donor heart.

     When other therapies are unsuccessful, ventricular assist devices can be used to support one or both sides of the patient's heart until a donor heart can be found. Ventricular assist devices are mechanical systems used to assist the heart's function. In patients awaiting heart transplants, physicians decide to use a ventricular assist device when the death of the patient appears imminent.

     ACUTE CARDIAC FAILURE

     In addition to providing a bridge to heart transplant, ventricular assist devices have other potential applications. It is estimated that out of approximately 800,000 open-heart surgeries performed annually in the United States, some 15,000 to 20,000 patients die following such procedures, resulting in a total market potential of over $300 million. We believe that only approximately ten percent of the potential market is currently being treated with VAD devices. Many of these deaths are caused by heart failure when the heart, weakened by disease and the additional trauma of surgery, fails to maintain adequate blood circulation. The use of a ventricular assist device after surgery can provide support to the heart until it can recover. In addition, ventricular assist devices may also be useful in assisting the recovery of the heart in a small portion of patients suffering from acute cardiac failure that may result from heart attack and various infections of the heart muscle.

     There is significant demand for effective ventricular assist devices. However, most systems available today or under development have limitations. Certain systems cannot be used in smaller patients because the blood pump must be implanted in the abdomen and is too large to fit in such patients. Other systems require large incisions at the apex of the heart muscle, making recovery of the heart more difficult if too large an incision is made. Some systems cannot be used for more than a few days because their blood contacting parts can cause an adverse reaction in the body. This adverse reaction results in blood clotting which clogs the system or can cause a stroke in the patient.

THORATEC CIRCULATORY SUPPORT PRODUCTS

     We received FDA approval in December 1995 to market the Thoratec VAD System as a bridge to heart transplant in patients suffering from heart failure, and began marketing the VAD System in the United States in January 1996. The VAD System has also received regulatory clearance and is currently being marketed in major European countries, Canada and certain other major international markets. At March 14, 2000, our VAD System had been used in more than 1,200 patients worldwide ranging in age from seven to 77 years and in weight from 38 to 316 pounds (17 to 144 kg). Building on the proprietary technologies contained in the VAD System, we are attempting to develop a broad line of circulatory support products to meet the wide range of needs of patients suffering from heart failure.

     OVERVIEW OF THE THORATEC VAD SYSTEM

     The VAD System consists of three major components:

     - the single-use blood pump, a type of artificial ventricle;

     - the single-use cannulae, which connect the blood pump to the heart and vessels; and

     - the Thoratec Dual Drive Console, a multi-use device which pneumatically activates the blood pump.

     Also available in international markets is the TLC-II Portable VAD Driver, a small lightweight unit which can be used interchangeably with the Dual Drive Console and is designed to allow the patient to move around the hospital or return home. The VAD System provides partial or total circulatory assistance when the natural heart is unable to maintain adequate circulation to perfuse vital organs and permits left, right, or biventricular support.

                       [Illustration showing placement of
                   left and right ventricular assist devices]

     ADVANTAGES OF THE THORATEC VAD SYSTEM

     Compared to other ventricular assist devices, we believe that the VAD System has the following principal advantages:

     - Biventricular Support. Most longer-term systems available today provide only left ventricular support. While many patients do well with only a left ventricular assist device ("LVAD"), we estimate that at least 20-30% of these patients also have or can develop right ventricular failure and require a right ventricular assist device ("RVAD"). Death and morbidity rates are extremely high for this patient group if not adequately supported. Since there are no risk factors that allow a surgeon to predict reliably which patients will require biventricular support, the decision for univentricular or biventricular support is simplified with the Thoratec VAD System, as RVAD support may be employed at the time of LVAD placement, thus eliminating the need for reoperation to insert an RVAD. Isolated RVAD support may also be suitable for patients with right heart failure only.

     - Paracorporeal Attachment. With the Thoratec VAD System, the blood pump is worn outside the body. This placement facilitates patient movement and allows patients to walk, exercise and move around the hospital. This paracorporeal placement allows the system to support patients of varying sizes, including very small patients such as small women, adolescents and children. To date, our VAD System has been used in patients as small as 38 pounds and as young as seven years old. In contrast, other commercially available ventricular assist devices for bridge to heart transplant must be implanted and can only be used in patients large enough to accommodate the device within their abdomen. In addition, unlike implantable VAD's, paracorporeal attachment does not require two invasive abdominal surgeries. This makes the VAD System more suitable for critically ill patients who may potentially recover normal function of the heart without this additional surgical trauma.

     - Multiple Indications. Our VAD System is the only device approved in the United States to provide circulatory support for both post open heart surgery recovery and bridge to transplant indications. To date, the VAD System has been used to support patients for periods ranging from a few hours to well over one year. This unique flexibility to treat multiple patient groups allows hospitals to invest in a single product line and, therefore, make a smaller investment in inventory as one product line can be used with two patient groups. In addition, the surgical training required for our device can apply to a broader patient population. Also, for those post open heart surgery patients who become transplant candidates, use of our VAD System can eliminate the need for a second surgery to remove a device designed or approved for recovery only.

     - Thoratec Biomaterials. Our proprietary biomaterials are used in most surfaces of the VAD System that contact blood or are implanted in the body, providing biocompatibility, resistance to blood clotting, flex life and strength. These materials have been used in cardiovascular products for over 14 years. We have also licensed these biomaterials to health care manufacturers Gambro, Inc. and Cobe Cardiovascular for use in non-competing applications.

     - Multiple Cannulation Options. Cannulae for the VAD System come in a number of shapes and sizes, allowing the surgeon to fit the size of the cannulae to the size of the patient and to place the cannulae in different parts of the heart. Other commercially available systems have only limited cannula shape and size. The small size of our cannulae, compared to other systems, could make it easier for the heart to recover when the cannulae are removed. Variations of our cannulae also allow the surgeon to place the cannulae in places other than the apex of the heart (the only place used by the currently available left ventricular-only systems).

     CURRENT AND POTENTIAL INDICATIONS

     We have identified the following three basic clinical needs for our circulatory support products:

     - Bridge to Heart Transplant. We commenced marketing the Thoratec VAD System in the United States in January 1996 for use as a bridge to heart transplant in patients suffering from heart failure following receipt of pre-market approval from the FDA in December 1995. In 1999, we sold 534 VAD pumps to heart centers worldwide. We maintain a record of all patients reported treated with the VAD System, which we call the Voluntary Registry. Since FDA approval, this registry has relied upon strictly voluntary input from our customers. As of March 14, 2000, our Voluntary Registry included 912 patients treated with the VAD System for bridge to transplant. At any given time, there are approximately 4,000 to 5,000 patients on the waiting list for a heart transplant in the United States, and we believe a comparable number are waiting in Europe. We believe that the percentage of these patients bridged to transplant will continue to increase, as surgeons' level of comfort with the technology increases, particularly for longer-term support cases.

     - Recovery of the Natural Heart. Approximately 2% of patients who undergo open heart surgery have difficulty recovering normal cardiac function, which makes it difficult to wean the patient from the heart/lung machine. Patients can only stay on the heart/lung machine after surgery for a limited period of time (generally less than six hours), and if they are unable to regain normal heart function, they will not survive without ventricular support. The use of a ventricular assist device after surgery can provide support to the heart until the heart can recover. We received FDA approval for this indication in May 1998.

       As of March 14, 2000, our voluntary registry reported that the VAD System had been used in 215 patients who were unable to regain normal heart function following surgery requiring cardiopulmonary bypass and were, therefore, unable to be removed from the heart/lung machine following surgery. Normally, patients who cannot be weaned from the heart/lung machine die. Of the 215 patients who have been placed on the VAD System, 35% (75 patients) survived following removal from the heart/ lung machine. Of those patients, 61% were discharged from the hospital. Duration of patient cardiac support ranged from one to 118 days. Although most patients were supported less than ten days, several required support for between one and three months before they successfully recovered cardiac function.

     - Therapeutic Recovery as an Alternative to Heart Transplant. We believe that for most patients recovery of their own heart is a better alternative than either heart transplantation or permanent implantation of a blood pumping device. Based on recently reported cases of recovery in heart failure patients, we believe that the VAD System is a potential therapy to reverse the complications of late-stage heart failure in certain patients.

       While this therapeutic recovery indication is not yet approved for our device, we are actively investigating the worldwide experience with the Thoratec VAD System and the requirements for pursuing regulatory approval for this indication. We estimate that there are as many as five million Americans with congestive heart failure each year, and we believe the use of the VAD System for therapeutic recovery could represent a therapeutic opportunity for many of these patients. We are working with physicians at some of the leading cardiovascular centers to track the experience of all patients who recover while being treated with the VAD System and are formulating a regulatory and clinical strategy both in the United States and abroad.

     CIRCULATORY SUPPORT PRODUCTS UNDER DEVELOPMENT

     In addition to our commercially available VAD System, we currently have under development or in the final stages of U.S. regulatory approval the circulatory support products described below. We may be unable to successfully develop any of these products, or if successfully developed, these products may not obtain regulatory approval or market acceptance or be manufactured and sold on commercially acceptable terms.

     - TLC-II Portable VAD Driver. Although patients supported with the Dual Drive Console can walk throughout the hospital and transfer from critical care units to general wards, they usually cannot leave the hospital because of the size of the console. We have developed the TLC-II, a compact and lightweight (approximately 20 pounds), battery or line-operated biventricular pneumatic drive unit designed to promote greater mobility and self-care. It is designed to allow the patient to exercise more easily and move freely around the hospital grounds and eventually leave the medical facility. This device provides several portability options, either by hand-carrying the driver or by using a shoulder strap or mobility cart. This portable device connects with a docking station, which houses a battery charger and the external monitoring computer.

                        [Picture of patient walking with
                     Thoratec's TLC-II on a mobility cart]

      We received authority to CE Mark (an international symbol of quality required for products to be distributed in the European Community) this product in March 1998 and introduced the TLC-II in Europe in the middle of that year. We received approval for an IDE from the FDA in November 1998 to begin a clinical trial of this device in the United States for use in conjunction with the approved VAD System. We believe that the regulatory path to approval for this device will be facilitated by the fact that it activates the same VAD System blood pumps that have received FDA approval.

      In 1999, we notified the FDA that we were putting a voluntary hold on further enrollment in U.S. clinical trials for the TLC-II and on shipments of the device to new centers in Europe, pending completion of a certain component upgrade. We expect to resume patient enrollment in our U.S. clinical trial and shipments of this device to Europe in the second quarter of 2000.

     - Implantable VAD ("IVAD"). While the placement of the current VAD System outside the body of the patient has the advantages described above, we are developing an implantable version of our existing VAD blood pump and cannulae to provide additional options for surgeons. The Thoratec IVAD is designed for patients who require long-term VAD support. It is also significantly smaller than the other commercially available implantable LVAD devices. Our IVAD weighs less than a pound, which is 50% lighter than these competing devices. Because of its small size, the IVAD can be used in not only smaller patients, but also, through the use of two IVADs, in some biventricular patients, a capability unique to any commercially available implanted VAD device. Prototypes have been developed, and a pre-IDE filing was made in 1999. We successfully completed the first animal implant in January 2000. We believe that the regulatory process for the IVAD may be facilitated, in part, by the fact that the VAD System has already undergone preclinical testing in the implantable configuration prior to being introduced for clinical use in the paracorporeal configuration.

VASCULAR GRAFT MARKET

     VASCULAR ACCESS FOR HEMODIALYSIS

     The principal use of vascular access grafts is for hemodialysis for patients with end stage renal disease ("ESRD"), a debilitating disorder characterized by gradual erosion of kidney function. ESRD is irreversible, and the majority of all patients suffering from this disease worldwide are maintained by hemodialysis. According to the U.S. Renal Data System's 1999 Annual Data Report, hemodialysis is the primary treatment for approximately 87% of all end stage renal disease patients in the United States, an estimated 195,000 patients at the end of 1997. Market estimates suggest that approximately 200,000 prosthetic vascular access grafts used for hemodialysis were implanted worldwide in 1999, representing an annual market approaching $120 million. We estimate that the United States represents less than one-half of the worldwide hemodialysis patient population.

     Hemodialysis removes toxins and excess fluid from a patient's blood by circulating the blood through a dialyzer, or so-called "artificial kidney." This procedure is generally performed three times per week and lasts three to four hours. Patients undergoing hemodialysis require easy, routine access to the blood stream at a high flow rate. This access to the patient's blood stream is achieved using one of three methods: creation of an arterio-venous ("A/V") shunt from the patient's blood vessels, inserting a central venous catheter, or implanting an artificial vascular access graft (VAG). The majority of hemodialysis patients in the United States depends on the use of a VAG that is surgically connected between the patient's artery and vein. The vast majority of available VAG's are made from expanded polytetrafluorethylene (ePTFE). The graft is accessed using needles connected to tubing that carries the patient's blood to the dialyzer and returns it back cleansed to the patient.

     Vascular access methods currently available for hemodialysis applications have certain limitations. Both A/V shunts and ePTFE grafts must mature for two to six weeks before use and therefore require the use of a temporary central venous catheter until the graft is ready for use. Such catheters entail additional cost, including those associated with catheter insertion, maintenance and treatment for complications, and risk to the patient such as infection, thrombosis and venous stenosis. Additionally, ePTFE VAGs are usually accompanied by profuse and prolonged bleeding, often up to 20 minutes, when the needles used for hemodialysis are removed, increasing patient treatment time at the dialysis center.

     CORONARY ARTERY BYPASS SURGERY

     Currently, obstructed coronary arteries are either partially cleared through the use of angioplasty or related procedures or treated surgically through coronary artery bypass surgery. Coronary artery bypass surgery involves connecting one or more new vessels from the aorta to the heart to re-route blood around blockages in the coronary arteries. Grafts using saphenous veins (from the leg) or the internal mammary artery of the patient have been successfully used in bypass procedures for a number of years and have shown a relatively high patency with no risk of tissue rejection. We estimate that in 1997 there were approximately 600,000 coronary artery bypass surgery procedures performed in the United States and approximately 300,000 performed outside the United States. We estimate that on average three bypasses are performed in each surgical procedure.

     While the use of natural vessels is the standard of care in coronary artery bypass surgery, the harvesting of vessels from the patient for grafts involves significant trauma and expense. Use of these vessels requires additional time in surgery and results in patient morbidity associated with removal of the blood vessel. In addition, a significant number of patients requiring coronary artery bypass surgery have insufficient vessels as a result of previous bypass surgeries, or their vessels are of inferior quality due to trauma or disease. We estimate that these patients may represent as much as 20% of the total patients undergoing bypass surgery. No artificial graft currently has full market approval or is being marketed in the United States for coronary artery bypass surgery, but we believe a significant market opportunity for such grafts exists. The major reason for the unavailability of a synthetic graft for this indication has been that synthetic grafts configured in small diameters (less than five millimeters) necessary for this indication generally do not remain patent.

THORATEC VASCULAR GRAFT PRODUCTS

     We are developing small diameter vascular graft products intended initially to address the vascular access and coronary artery bypass surgery markets. Both products utilize our proprietary Thoralon biomaterial, and are protected by several patents covering Thoralon as well as the graft design and manufacturing processes.

We believe that our vascular grafts are highly compliant, have excellent handling and suturing properties and have the "feel" of a natural blood vessel. Our manufacturing process creates a structure in which the three different layers in the graft wall have different properties which make the graft closely resemble natural blood vessels. The inner textured layer is designed for contact with blood and provides improved resistance to blood clots. The solid middle layer gives the graft its strength and self-sealing properties. The outer textured layer is designed to promote tissue ingrowth to promote graft stability.

     VECTRA VASCULAR ACCESS GRAFT

     Currently available vascular access grafts are commonly made out of ePTFE, which can lose integrity after repeated punctures and render the patient susceptible to bleeding and infection. The Vectra is designed for use as a shunt between an artery and a vein, primarily to provide access to the bloodstream for renal hemodialysis patients requiring frequent needle punctures during treatment. We believe that the Vectra may provide significant advantages over existing synthetic vascular access grafts that may encourage its use by surgeons who are currently using natural vessels for vascular access. The Vectra received marketing approval from the Canadian Ministry of Health in March 1996, from the Japanese Ministry of Health in May 1997, and authority to CE Mark the product in January 1998. We received approval for an IDE from the FDA in mid-1998 to commence clinical trials in the United States. Enrollment in that study was completed in 1999 and patients are now in the six-month to one year follow-up period. We believe that these clinical trials will be necessary to support the submission of a 510(k) premarket notification to the FDA.

     Based upon published data obtained in clinical trials outside the United States and the early results of a prospective, randomized U.S. trial, we believe that the Vectra offers the following advantages:

     - reduced inflammatory response after implantation;

     - the ability to begin hemodialysis as soon as 24 hours after implantation, as opposed to several weeks for ePTFE grafts;

     - reduced bleeding complications during routine use because of the Vectra's self-sealing properties; and

     - improved handling and suturability.

     In one retrospective study of the Vectra in Australia, 134 patients who were implanted by 30 different surgeons were evaluated. In nearly one-third of the patients, initial use of the Vectra for hemodialysis was performed within one day of implantation. The median time for initial access was three days after implantation. Early results of the U.S. clinical trial have also been presented with the data supporting allowance for early access, as soon as 24 hours after implantation, without the need for temporary central venous catheters and similar patency rates to the ePTFE control. Lastly, the preliminary results illustrated a statistically significant improvement in the time required to seal the graft, with bleeding cessation following needle removal averaging only three minutes with the Vectra.

     In January 1999, we entered into a distribution agreement with Guidant Corporation. Under the terms of this agreement, Guidant receives exclusive worldwide marketing and distribution rights to the Thoratec Vectra product line, except in Japan. In exchange for these rights, Guidant has paid us $1.5 million, and will pay us up to an additional $2.0 million when the Vectra product line receives FDA approval for use in the United States.

     ARIA CORONARY ARTERY BYPASS GRAFT

     We have developed from our proprietary Thoralon biomaterials a small diameter graft for use in coronary artery bypass surgery patients who have no suitable vessels of their own. A total of 27 patients in Canada and Germany received our Aria coronary artery bypass grafts, ranging in internal size from
2.0 to 3.5 millimeters. All patients were extremely ill at the time of surgery, and the grafts were implanted on a compassionate use basis (i.e., the patients were found to have no other viable therapeutic options). All 22 surviving patients were asymptomatic at follow-up points ranging from 2.5 to 5 years after surgery. Of the five patients who did not survive, none is known to have died from causes related to the graft. We need long-term test results from a controlled clinical trial on a much larger patient population before we can demonstrate the capabilities of this graft.

     The potential for improved long-term patency in small diameter grafts is the most unique aspect of the Aria. We believe that to date no other suitable small diameter graft has been developed which will remain patent over long periods of time when used in this critical application. In January 1999, we submitted data to the Canadian Health authorities supporting the request to begin a 330 patient study of the Aria graft. In January 2000, we announced that four patients had been implanted in our AlternativE Graft Investigational Study (AEGIS/Canada trial) at a hospital in British Columbia. The first perfusion scan on the first patient was done and the results were normal. These scans are designed to be done at one month and six months following implant, although that timing is at the discretion of the surgeon. We now have permission from two additional hospitals in British Columbia to enroll patients in this study.

     We submitted an IDE for the Aria to the FDA in December 1999. Our plan is to conduct the AEGIS/ U.S. trial at up to 15 centers and with fewer patients than the AEGIS Canada trial. Given the similarity to its Canadian effort, we are hopeful that we can combine data from the two trials, potentially reducing the number of patients and time required to complete both of them. We believe this product will require submission of a PMA application to the FDA. We received questions from the FDA on this IDE submission and intend to respond as quickly as possible. If the FDA approves the amended IDE, the AEGIS/U.S. trial could begin enrolling patients in the first half of 2000.

     Peripheral Graft Applications. In addition to the Vectra and Aria, our graft products and biomaterial technologies may potentially be used in other applications such as peripheral vascular grafts for patients who require restoration of circulation to their arms or legs due to blockages caused by certain disease processes, or for use as a patch material in cardiovascular or peripheral vascular repair procedures. While we are not currently pursuing development of these applications, we have completed sufficient early stage preclinical work in the graft area to believe our graft products could be developed for these applications. Guidant has a right to negotiate for these applications for a short period if we decide to develop them during the term of the Vectra distribution agreement.

THORATEC BIOMATERIALS -- THORALON

     We have developed a proprietary biomaterials technology that is used in all of our products and licensed to other health care manufacturers.

     Our Thoralon biomaterials technology is critical to the successful performance of all of its products that come into contact with human blood or tissue. All of our current products and those under development incorporate these proprietary biomaterials, which are designed to minimize blood clotting and inflammatory response. In addition, these products must maintain their strength and flexibility. A VAD System blood pump, for instance, must contract and expand approximately 40 million times per year without a decrease in performance or failure. The two major components of Thoralon are surface modifying additives ("SMAs") and BPS-215 polyurethaneurea ("BPS-215"), a high flex-life elastomer.

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

     In 1992, we granted COBE a royalty-bearing license and sublicense to use Thoratec's SMAs in certain COBE medical devices. In 1999, this license was divided into two separate licenses. One is retained by COBE

Laboratories, now called Gambro, Inc., one of our major shareholders, and the other was granted to Sorin COBE Cardiovascular when that division of Gambro was sold to Sorin.

SUMMARY OF EXISTING PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     The table below summarizes our existing products and products under development.

-------------------------------------------------------------------------------------------------------
       CIRCULATORY SUPPORT                                                        MARKETING
            PRODUCTS                          INDICATIONS                          STATUS
-------------------------------------------------------------------------------------------------------
 Thoratec VAD System, which        - Bridge to transplant             - Currently marketed in the
 consists of a single-use blood                                       United States and internationally
 pump and cannulae, and a          - Recovery after heart surgery       for bridge to transplant and
 multi-use drive console which                                          recovery of the heart after
 pneumatically activates the       - Therapeutic recovery as an         heart surgery
 blood pump                          alternative to heart
                                     transplantation                  - We intend to submit in 2000 a
                                                                        PMA Supplement to seek FDA
                                                                        approval for therapeutic
                                                                        recovery

 TLC-II Portable VAD Driver,       - Designed to improve patient      - Currently marketed
 which is a battery or line          mobility and facilitate          internationally; U.S. clinical
 operated pneumatic mobile drive     hospital discharge for the         trial initiated
 unit weighing approximately 20      first two indications listed
 pounds                              above

 IVAD, implantable VAD weighing    - Designed to support longer term  - Pre-IDE filing complete, with
 less than one pound                 bridge to transplant and           successful completion of first
                                     alternative to transplant          animal implant in January 2000
                                     patients
-------------------------------------------------------------------------------------------------------
VASCULAR ACCESS                                                       MARKETING
  PRODUCTS                         INDICATIONS                        STATUS
-------------------------------------------------------------------------------------------------------
 Vectra, small diameter graft for  - ESRD patients needing            - Currently marketed
 patients needing hemodialysis       Hemodialysis                     internationally; enrollment in
                                                                        U.S. clinical trial completed
                                                                        and 510(k) to be submitted in
                                                                        2000

 Aria, small diameter graft for    - CABG patients needing vessels    - Canadian clinical trial
 patients with blocked arteries    for revascularization              underway; IDE submitted to the
 and inadequate vessels of their                                        FDA to initiate trial in United
 own                                                                    States
-------------------------------------------------------------------------------------------------------

SALES AND MARKETING

     We operate in a single business segment with different products in circulatory support and vascular grafts. We present our business geographically as our domestic operation, which comprises our business in the United States, and our international operation, which comprises our business in Europe and the rest of the world. For further enterprise and related geographic information, see Note 11 to our financial statements.

     CIRCULATORY SUPPORT PRODUCTS

     The potential customers for our circulatory support products are hospitals that perform open-heart surgery procedures and heart transplants. Based upon published sources, we estimate that 140 of the approximately 900 hospitals in the United States that perform open-heart surgery also perform heart transplants. We are initially targeting these 140 heart transplant hospitals and the largest of the remaining 900 hospitals plus an additional 110 heart transplant hospitals in Europe.

     We have recruited and trained a direct sales force that, as of February 26, 2000, is comprised of 12 experienced cardiovascular sales specialists to sell the VAD System in the United States, Canada, France, Germany, Spain, United Kingdom, Austria, Switzerland, Netherlands, Portugal and South Africa.

     The sales effort is complemented by six direct clinical specialists that conduct clinical educational seminars, assist with a new open heart center's first VAD implant and resolve clinical questions or issues. We also partner with universities, experienced clinicians and opinion leaders to assist with expanding clinical educational needs. The sales team focuses on cardiac surgeons that perform heart transplantation and transplant cardiologists, perfusionists and the transplant nursing staff. In addition to our direct selling effort, we have established a network of international distributors that cover those markets that represent the majority of ventricular assist device potential. We employ sales and marketing tactics commonly found within the cardiovascular capital equipment device market such as direct mail, clinical education seminars, symposia, equipment purchase and lease programs, and journal advertisement. We have also assembled a Medical Advisory Board consisting of opinion leaders who provide clinical input and direction on product development, marketing and market issues.

     Hospitals or other medical institutions that acquire the VAD System generally purchase two Dual Drive Consoles (to ensure that a back-up console is available), VADs, related disposables and training. The time from the initial contact with the cardiac surgeon until purchase is generally between nine and eighteen months, due to the expense of the product and common hospital capital equipment acquisition procedures. Upon receipt of a purchase order, we will usually ship the products within thirty days.

     The introduction of a new system requires training of the appropriate personnel. We provide initial training for the surgical and clinical support teams when a center purchases and takes delivery of the VAD System. As a follow-up to the initial training, we provide clinical support at the first implant whenever possible. We also provide 24-hour access to clinically trained personnel. Our sales force also assists customers with obtaining reimbursement from third-party payors.

     VASCULAR GRAFT PRODUCTS

     We intend to market the Vectra through our distributor in Japan and through Guidant in the rest of the world, and to market the Aria CABG device through a direct sales force in the United States and Europe and potentially through distributors in other international markets.

     We envision the market positioning of the Vectra as one that replaces an existing product used in an accepted procedure, and at a comparable or premium price. We plan to commission additional studies comparing our products to ePTFE grafts. We believe the Vectra will have significant advantages over these existing products and will therefore offer significant benefits to users and patients, without the need for additional clinical training. We also believe the demand for prosthetic VAGs will continue to grow. The worldwide hemodialysis patient population continues to grow and is older and living longer, increasing the requirement for multiple access procedures over many years. Additionally, this population is increasingly made up of sicker patients, such as diabetics, who have exhausted the number of sites available for A/V fistula creation, thereby necessitating the need for a prosthetic VAG.

     We intend to initially position the Aria CABG device as a preferable clinical option for patients who lack suitable native vessels. We believe that more clinician education will be required for the Aria CABG device in terms of patient indications, product use, and product capabilities. We may accomplish this education by sponsoring educational programs, video educational tools, and scientific lecture programs. We also anticipate that we will need a larger domestic sales force structure to effectively market the Aria CABG device.

MANUFACTURING

     We manufacture all of our products at our 62,000 square foot leased facility in Pleasanton, California. This facility was inspected by the FDA under their current good manufacturing practices, also called cGMP, regulation prior to entering into production and has received the International Standards Organization ("ISO") 9001 certification.

     Our manufacturing processes for the VAD System consist of the assembly of standard and custom component parts, including blood-contacting components fabricated from our proprietary biomaterials, and the testing of completed products. We rely on single sources of supply for several components of the VAD System. We are aware of alternative suppliers for all single-sourced items other than the mechanical valves. In October 1997, we executed a four-year supply agreement with Arrow International Inc. for the mechanical valves for the VAD System.

PATENTS AND PROPRIETARY RIGHTS

     We seek to patent certain aspects of our technology. We hold, or have exclusive rights to, 20 U.S. patents and have one U.S. patent application currently in prosecution. Except for the biomaterials patents mentioned below, which are utilized in the VAD blood pump and cannulae, the VAD System is not protected by any patents other than one patent pertaining to the TLC-II. We do not believe that this lack of patent protection will have a material adverse effect on our ability to sell the VAD System because of the lengthy regulatory period required to obtain approval of a ventricular assist device. We are not aware of any ventricular assist devices that are based on our product design currently approved by the FDA or undergoing clinical trials. Our proprietary biomaterials technology are covered by eight patents. Four of these were sold to Th. Goldschmidt AG ("Goldschmidt"), a German chemical manufacturer, in 1989, but we have retained worldwide, royalty-free, exclusive rights to these patents for most medical applications. Our vascular graft products are covered by three manufacturing process patents. Four of our 20 patents are for products which are not commercially pertinent to us today.

     We hold, or have exclusive rights to, 38 international patents, with 18 applications currently in prosecution. All 38 international patents apply to products for which patents have been applied for or issued under U.S. patent law. We license 12 biomaterial patents, valid in eight countries, from Goldschmidt. Our four graft patents are valid in Canada, France and the U.K., and one of these patents is valid in Japan. Of the 18 currently pending patent applications, all are related to biomaterials.

     The validity of any of our patents may be challenged by others, and we could encounter legal and financial difficulties in enforcing our patent rights against alleged infringers. In addition, others could develop technologies or obtain patents which would render our patents obsolete. Although we do not believe patents are the sole determinant in the commercial success of our products, the loss of a significant percentage of our patents or the patents relating to our graft products could have a material adverse effect on our business.

     We have developed technical knowledge which, although nonpatentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into an agreement with each key employee prohibiting such employee from disclosing any confidential information or trade secrets. In addition, these agreements provide that any inventions or discoveries relating to our business by these individuals will be assigned to us and become our sole property.

     Claims by competitors and other third parties that our products allegedly infringe the patent rights of others could have a material adverse effect on our business. The medical device industry is characterized by frequent and substantial intellectual property litigation. The cardiovascular device market is characterized by extensive patent and other intellectual property claims. Intellectual property litigation is complex and expensive and the outcome of this litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel. An adverse determination in any such proceeding could subject us to significant liabilities or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, we cannot assure you that necessary licenses would be available on satisfactory terms, or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, any of which could have a material adverse effect on our business.

COMPETITION

     Principal competitors of the VAD System include:

     - Thermo Cardiosystems Inc., and Novacor, a division of Baxter International Inc., which manufacture and market an implantable left ventricular assist device approved only for bridge to heart transplant in the United States; and

     - ABIOMED, Inc., which manufactures and markets an FDA-cleared biventricular assist device for temporary circulatory support of patients in post heart surgery shock and other recovery indications.

     We believe that the principal competitive factors in the ventricular assist device market are patient outcomes, product performance, size and portability, quality, cost-effectiveness and customer service. We believe that our principal competitive advantages are:

     - the VAD System can provide left, right or biventricular support;

     - the smaller size and placement of the system outside the body, which allows its use with a greater range of patients than competitive devices;

     - the greater range of cannulation options available; and

     - the quality of our biomaterials.

     Although we believe that these attributes of the VAD System offer certain advantages over existing ventricular assist devices, we expect our current competitors to defend their market positions vigorously.

     Our principal competitors in the vascular access graft market are W.R. Gore, Inc., C.R. Bard, Boston Scientific/Vascular, and Baxter Corporation, who manufacture and market ePTFE grafts worldwide. Smaller competitors include CardioTech International, Inc., which manufactures and markets a polyurethane graft that is available for sale outside of the United States. Finally, Possis Medical, Inc. manufactures a self-sealing silicone rubber graft marketed with limited indications in the U.S. through Horizon Medical Products, Inc.

     There are many companies focusing on the development of circulatory support devices or vascular grafts that have substantially greater financial resources, have substantially larger and more experienced sales and marketing organizations and engage in substantially greater research and development efforts than we do. One or more of these or other companies could design and develop products that compete directly with our products, in which case we would face intense competition. Moreover, certain academic institutions, government agencies and other research organizations are conducting research in areas in which we are working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our current and future products and in our ongoing product research and development activities. All of our proposed products will require regulatory approval prior to commercialization. In particular, medical devices are subject to rigorous preclinical testing as a condition of approval by the FDA and by similar authorities in foreign countries.

     U.S. REGULATIONS

     In the United States, the FDA regulates the manufacture, distribution and promotion of medical devices pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act and Regulations"). The VAD System, TLC-II, IVAD and Vectra and Aria graft products are, or will be regulated as medical devices. To obtain FDA approval to market medical devices similar to those under development, the FDA requires proof of safety and efficacy in human clinical trials performed under an IDE. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is accepted, human clinical trials may begin. The trials must be conducted in compliance with FDA regulations. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of either a PMA application or a 510(k) premarket notification. Premarket approval from the FDA is required before commercial distribution of devices similar to those under development by the Company is permitted in the United States.

     The PMA application must be supported by extensive data, including preclinical and human clinical data, to prove the safety and efficacy of the device. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has approved PMA applications within the allotted time period, reviews more often occur over a significantly protracted period, usually 18 to 36 months, and a number of devices have never been cleared for marketing. This is a lengthy and expensive process and there can be no assurance that such FDA approval will be obtained.

     Under the FDA's requirements, if a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed predicate device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established, or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a PMA application that must be approved by the FDA prior to marketing the device in the United States.

     Both a 510(k) and a PMA, if approved, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing.

     In December 1995, we received FDA approval of our PMA for the bridge to heart transplant indication for the VAD System and in May 1998 received FDA approval to use the VAD system in the post-heart surgery recovery indication. In 1999 we notified the FDA that we put a voluntary hold on further enrollment in U.S. clinical trials for the TLC-II and on shipments of the device to new centers in Europe, pending completion of a component upgrade. We expect to complete the testing of that component in the first half of 2000. After completion of testing and following approval of an IDE amendment, we intend to resume patient enrollment in its U.S. clinical trial and recommence shipment of this device to Europe.

     We submitted an IDE for the Aria to the FDA in December 1999 and received questions from the FDA on this IDE in late January 2000. We intend to respond in the second quarter of 2000 to these questions. We must answer these questions before the FDA will approve the IDE.

     We expect that our graft products will be classified as either Class II or Class III medical devices. We received approval for an IDE for our Vectra in mid-1998 and believe that we will be able to file a 510(k) after the clinical data is gathered in 2000. We have begun clinical trials with our Aria graft outside the United States and have begun the IDE process required to begin clinical trials in the United States.

     The approval process for each of our products is expensive and time consuming and we cannot assure you that any regulatory agency will grant its approval. Our inability to obtain, or delays in obtaining, such approval would adversely affect our ability to commence marketing therapeutic applications of our products. We cannot assure you that we will have sufficient resources to complete the required testing and regulatory review processes. Furthermore, we are unable to predict the extent of adverse governmental regulation which might arise from future U.S. or foreign legislative or administrative action.

     In addition, any products distributed pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. Products must be manufactured in registered establishments and must be manufactured in accordance with cGMP and good laboratory practice regulations and adverse events must be reported to the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The failure to comply with the FDA's regulations can result in enforcement action, including seizure, injunction, prosecution, civil penalties, recall and suspension of FDA approval. The export of devices also is subject to regulation in certain instances.

     On March 13, we received a warning letter from the FDA stating that our manufacturing facility did not comply with cGMPs in several respects. We believe that we will be able to respond to the FDA satisfactorily without a material adverse affect on our business.

     INTERNATIONAL REGULATIONS

     We are also subject to regulation in each of the foreign countries in which we sell products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries.

     In order to be positioned for access to European and other international markets, we sought and obtained certification under the ISO 9000 Series of Standards. ISO 9000 is a set of integrated requirements, which when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national bodies, founded in Geneva, Switzerland in 1946. ISO has over 92 member countries. ISO certification is widely regarded as essential to enter Western European markets. We obtained certification and were registered as an ISO 9002 compliant company in January 1995. Commencing in mid-1998, all companies are required to obtain CE Marks for medical devices sold or distributed in the European Community. The CE Mark is an international symbol of quality. With it, medical devices can be distributed within the European Community, which is comprised of fifteen European countries representing a population of over 360 million people. A prerequisite for obtaining authority to CE Mark products is to achieve full quality system certification in accordance with ISO 9001 and EN 46001. These are quality standards that cover design, production, installation and servicing of medical devices. The Company has its ISO 9001 and EN 46001 certification and has authority to CE Mark the VAD System, the TLC-II and the Vectra. We are also certified to be in compliance with the requirements of the European Medical Device Directive, another prerequisite for applying the CE Mark.

     OTHER REGULATIONS

     We are also subject to various federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development work. Specifically, the manufacture of our biomaterials is subject to compliance with federal environmental regulations and by various state and local agencies. Although we believe we are in compliance with these laws and regulations in all material respects, we cannot assure you that we will not be required to incur significant costs to comply with environmental laws or regulations in the future.

THIRD PARTY REIMBURSEMENT AND COST CONTAINMENT

     Our products are purchased primarily by hospitals and other users, which then bill various third party payors for the services provided to the patients. These payors, which include Medicare, Medicaid, private health insurance companies and managed care organizations, reimburse part or all of the costs and fees associated with the procedures performed with these devices.

     Third party payors are increasingly challenging the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application. To date, some private insurers and Medicare and Medicaid have determined to reimburse the costs of the VAD System. Changes in reimbursement policies and practices of third party payors could have a material adverse impact on sales of our products.

EMPLOYEES

     As of February 26, 2000, we had 166 full-time employees, 65 of whom worked in manufacturing, 26 in engineering, 21 in quality control and regulatory affairs, 29 in marketing and sales support, 10 in administration and finance and 15 in other support functions (including personnel, management information, purchasing and facility). None of our employees is covered by a collective bargaining agreement. We consider relations with our employees to be good.

RESEARCH AND DEVELOPMENT

     Our research and development expenses in 1999, 1998 and 1997 were $5.8 million, $5.1 million and $4.6 million.

                                  RISK FACTORS

     We make statements in this Annual Report on Form 10-K and other statements from time to time that relate to future plans, events or performance that are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. You should consider each of the risks and uncertainties described in this section and all of the other information in this Annual Report on Form 10-K in evaluating our company and our business before deciding to invest in our common stock.

WE HAVE A HISTORY OF NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN
PROFITABILITY.

     We were founded in 1976 and have incurred a loss from operations in all but one of the years of our existence. At the end of fiscal year 1999, our accumulated deficit was approximately $55.2 million. We expect to continue to incur additional losses until we achieve substantial product revenues. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, we anticipate that our expenses will increase as a result of increased preclinical and clinical testing, research and development and selling, general and administrative expenses. We have commenced sales in the United States of our ventricular assist device, which we call the Thoratec VAD System, for use as a bridge to heart transplant and for recovery after open-heart surgery. Sales of our other products in the United States, however, cannot begin until the products have received FDA approval. We may not receive FDA approval for several years, if at all.

WE HAVE SUBSTANTIAL FUTURE CAPITAL REQUIREMENTS, AND WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL TO SUPPORT THESE REQUIREMENTS.

     We anticipate that our working capital and the Guidant line of credit (See Management's Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources) will be sufficient to meet our present operating and capital requirements for at least the next year, but that we will need substantial additional funds to expand operations thereafter. Our future liquidity and capital requirements will depend upon numerous factors, including the progress of clinical trials, the timing and cost of future filings with, and obtaining approval from, the FDA and foreign government authorities, the timing and cost of product introductions, the cost of developing marketing and distribution capabilities assuming the required regulatory approvals are received, and market acceptance of our products. We anticipate that we will seek additional funds primarily through public or private offerings of debt or equity securities. We may not obtain additional financing on acceptable terms, if at all. The unavailability of such financing could delay research and development, regulatory approval, manufacturing or marketing of some or all of our products and would have a material adverse effect on our business, financial condition and results of operations.

     On March 17, 2000 we filed with the Securities and Exchange Commission a registration statement on Form S-3 for an underwritten public offering of 4.5 million shares of our common stock. We may sell 3 million newly issued shares and Gambro, Inc. (formerly COBE Laboratories, Inc.) may sell 1.5 million shares of our currently outstanding common stock under this registration statement. We cannot guarantee that this public offering of our stock will generate any working capital for us.

WE ARE SUBSTANTIALLY DEPENDENT ON A LIMITED PRODUCT LINE, AND WE MAY NEED TO DEVELOP AND INTRODUCE NEW PRODUCTS TO ACHIEVE PROFITABILITY.

     To date, substantially all of our revenue has resulted from sales of the Thoratec VAD System. We expect worldwide sales from the Thoratec VAD System and limited sales of our Vectra vascular access graft products in markets outside of the United States to account for a significant portion of our near-term revenue. As a result, factors adversely affecting the pricing of or demand for such products could have a material adverse effect on our financial condition and results of operations. These factors include market acceptance, competition and technological change.

     Our future financial performance will depend, in significant part, on our successful development, introduction and customer acceptance of products under development. We have very little preclinical and clinical data relating to our products under development. Prior to any commercial use, our products currently under development will require significant additional research and development efforts, extensive preclinical and clinical testing and regulatory approval. New product development is highly uncertain. The factors that could slow or prevent the successful completion of our product and technology development efforts include clinical and regulatory delays, adverse or unexpected side effects and inadequate therapeutic efficacy.

PHYSICIANS MAY NOT ACCEPT OR CONTINUE TO ACCEPT OUR PRODUCTS AND PRODUCTS UNDER DEVELOPMENT.

     The success of our current and future products will require acceptance or continued acceptance by cardiovascular and vascular surgeons and interventional cardiologists. Such acceptance will depend on clinical results and the conclusion by these physicians that our products are safe, cost-effective and acceptable alternative methods of treatment. Our products may not provide benefits considered adequate by providers of cardiovascular and vascular treatments or a sufficient number of such providers may not use our products. In addition, because our products are based on innovative technologies and, in some cases, represent new methods of treatment, there may be greater reluctance to accept these products than would occur with products utilizing established technologies or methods of treatment. Even if the safety and efficacy of our products are established, physicians may elect not to use them for a number of reasons. These reasons could include the high cost of equipment and training associated with the use of our Thoratec VAD System or unfavorable reimbursement from health care payors. If our products do not achieve significant market acceptance, we will not achieve profitability.

     A limited number of cardiovascular and vascular surgeons and interventional cardiologists influence medical device selection and purchase decisions for a large portion of the target cardiac patient population. We have developed working relationships with cardiac surgeons and cardiologists at a number of leading medical centers in connection with developing our Thoratec VAD System. In addition, surgical teams at these medical institutions have performed clinical trials to support our applications to be filed with the FDA. A continuing working relationship with these and other physicians and medical centers will be important to the commercial acceptance of the Thoratec VAD System and future circulatory support and graft products. We may fail to maintain existing relationships and arrangements and we may fail to establish new relationships in support of our circulatory support and graft technology. Furthermore, economic, psychological, ethical and other concerns may limit general acceptance of ventricular assist and graft devices.

WE RELY ON SINGLE SOURCE SUPPLIERS. OUR BUSINESS WILL BE HARMED IF OUR SUPPLIERS INTERRUPT THE SALE OF MATERIALS TO US.

     We depend on single source suppliers for most of the critical components and materials used in the manufacture of our products. If we need alternative sources for key raw materials or component parts for any reason, such materials or component parts may not be available. For example, Arrow International, Inc. is currently the single source of supply for valves used in our VAD System. Sales of the VAD System accounted for substantially all of our revenue in 1998 and 1999, and we expect those sales to account for substantially all of our revenue for at least the next year. Cessation or interruption of VAD System sales would have a material adverse effect on our business, financial condition and results of operations.

     Alternative suppliers may not agree to supply us. In addition, new suppliers must be approved by the FDA. If alternative suppliers are not available, we may not have the expertise or resources necessary to produce such materials or component parts internally. For example, in 1999 we decided to change manufacturers for a valve in our portable driver, which we call our TLC-II. We experienced delays in shipping the TLC-II while we qualified a new component manufacturer for these valves. As a result of this delay, we put a voluntary hold on further enrollment in U.S. clinical trials for the TLC-II portable driver and on shipments of this device to new centers in Europe. Any interruption in supply of raw materials or component parts could have a material adverse effect on our ability to manufacture products until a new source of supply is located.

WE MAY ENCOUNTER PROBLEMS MANUFACTURING OUR PRODUCTS.

     In 1999, we moved our manufacturing headquarters to a 62,000 square foot leased facility in Pleasanton, California. We believe that we currently have the ability to produce sufficient quantities of the Thoratec VAD System and the Vectra to support our current needs, and our needs for early-stage clinical trials of the TLC-II portable driver. We may, however, encounter difficulties manufacturing our products for the following reasons:

     - we do not have experience in manufacturing our products in the commercial quantities that might be required if we receive FDA approval of several or all of the products currently under development;

     - the manufacture of our products is complex and costly, involving a number of separate processes and components; and

     - certain manufacturing processes for our products are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes.

     In addition, manufacturers often encounter difficulties in scaling up manufacturing of new products. These difficulties include, for example:

     - problems involving product yields, quality control and assurance;

     - component and service availability;

     - adequacy of control policies and procedures; and

     - lack of qualified personnel.

     We will continue to consider whether we should internally manufacture components that are currently provided by third parties. We will also continue to consider the implementation of new production processes, some of which may require prior FDA approval. We may not be able to obtain or manufacture such products in a timely fashion at acceptable quality and prices. In addition, we may not be able to comply with the FDA's current good manufacturing practices, also called cGMP. We and our suppliers may not be able to manufacture an adequate supply of products.

INTENSE COMPETITION COULD HARM OUR FINANCIAL PERFORMANCE.

     Competition from medical device companies and medical device subsidiaries of health care and pharmaceutical companies is intense and expected to increase. Many of our competitors have substantially greater financial, technical, distribution and marketing resources than we do. In addition, many of these competitors have significantly greater experience than we do in obtaining regulatory approvals for medical devices. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly than we. Furthermore, many of these competitors have superior manufacturing capabilities, and such competitors may be able to manufacture products more efficiently and at a lower cost than we can. Our competitors may therefore offer competitive products at a lower cost than our products. Any product we develop that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, we expect that competitive factors will include the relative speeds with which we can:

     - develop products;

     - complete clinical testing;

     - receive regulatory approval; and

     - manufacture and sell commercial quantities of products.

OUR COMPETITORS MAY DEVELOP MORE EFFECTIVE PRODUCTS AND RENDER OUR PRODUCTS OBSOLETE.

     Our competitors may succeed in developing and marketing technologies and products that are more effective than ours. Any such products may render our technology and products obsolete or noncompetitive. Additionally, new surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use our products. Accordingly, our success will depend in part on our ability to respond quickly to medical and technological changes by developing and introducing new products, or modifying existing products.

IF WE FAIL TO OBTAIN APPROVAL FROM THE FDA AND FROM FOREIGN REGULATORY AUTHORITIES, WE CANNOT MARKET AND SELL OUR PRODUCTS UNDER DEVELOPMENT IN THE UNITED STATES AND IN OTHER COUNTRIES.

     Before we can market new products in the United States we must obtain clearance from the FDA. This process is lengthy and uncertain. In the United States, one must obtain clearance from the FDA of a 510(k) premarket notification or approval of a more extensive submission known as a premarket approval (PMA) application. If the FDA concludes that any of our products do not meet the requirements to obtain clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, then we would be required to file a PMA application. The process for a PMA application is lengthy, expensive and typically requires extensive preclinical and clinical trial data.

     We may not obtain clearance of a 510(k) notification or approval of a PMA application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue. We may also be required to obtain clearance of a 510(k) notification or PMA application from the FDA before we can market certain previously marketed products which we modify after they have been cleared.

     The FDA also requires us to adhere to cGMP regulations, which include production design controls, testing, quality control, storage and documentation procedures. The FDA may at any time inspect our facilities to determine whether we have adequately complied. Compliance with cGMP regulations for medical devices is difficult and costly. In addition, we may not be found to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies. If we do not achieve compliance, the FDA may withdraw marketing clearance, require product recall or take other enforcement action. Any change or modification in a device is required to be made in compliance with cGMP regulations, which may cause interruptions or delays in the marketing and sale of our products.

     Sales of our products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements.

     The Federal, state and foreign laws and regulations regarding the manufacture and sale of our products are subject to future changes, as are administrative interpretations and policies of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions. Enforcement actions could include product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties.

OUR INABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGIES COULD HARM OUR COMPETITIVE POSITION.

     Our success will depend, in part, on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We rely on trade secrets, know-how and patents to maintain our competitive position. We have been issued or have licensed a number of U.S. and foreign patents covering our core biomaterials technology and our graft technologies. In addition, we have filed many other U.S. and non-U.S. patent applications. Aside from the biomaterials patents mentioned above, which are utilized in our VAD System blood pump and cannulae, and one TLC-II patent, our VAD System is not protected by any patents. We do not believe that this lack of patent protection will have a material adverse effect on our ability to sell our VAD System because of the lengthy regulatory period required to obtain approval of a ventricular assist device. We are not aware of any ventricular assist devices that are based on our product design currently approved by the FDA or undergoing clinical trials.

     Any existing or future patent applications may not result in issued patents. In addition, current or future trade secrets, know-how or issued or licensed patents may not sufficiently protect us from competitors with similar technologies or processes. Others may independently develop proprietary technologies and processes which are the same as or substantially equivalent to ours. Any patents issued may be infringed upon or designed around by others.

     Our products may be found to infringe prior or future patents owned by others. We may need to acquire licenses under patents belonging to others for technology potentially useful or necessary, and such licenses may not be available to us. We could incur substantial costs in defending suits brought against us on such patents or in bringing suits to protect our patents or patents licensed by us against infringement.

     We also protect our proprietary technology and processes in part by confidentiality agreements with our licensees, employees and consultants. These measures may not provide adequate protection for our trade secrets or other proprietary information. Employees and consultants may still disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets.

WE HAVE LIMITED SALES AND MARKETING CAPABILITY, AND WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET OUR PRODUCTS.

     We have limited sales and marketing capabilities. Although we expect to increase our sales and marketing forces, we may not be able to recruit and train adequate sales and marketing personnel. We compete with other companies that have extensive and well-funded sales and marketing organizations. Our sales and marketing staff may not compete successfully against such other companies.

SINCE WE DEPEND UPON DISTRIBUTORS, IF WE LOSE A DISTRIBUTOR OR A DISTRIBUTOR FAILS TO PERFORM, OUR OPERATION WOULD BE HARMED.

     With the exception of Canada and Europe, we sell our VAD System in foreign markets through distributors. In addition, we sell our vascular access graft products through Goodman Co. Ltd., our distributor in Japan, and through Guidant Corporation in the rest of the world. We will rely on Guidant for sales of the Vectra in the United States, if we receive regulatory approval. To the extent we rely on distributors, our success will depend upon the efforts of others, over which we may have little control. If we lose a distributor or a distributor fails to perform, our revenues will be adversely affected.

SINCE WE DEPEND ON THIRD PARTY REIMBURSEMENT TO OUR CUSTOMERS, IF THIRD PARTY PAYORS FAIL TO PROVIDE APPROPRIATE LEVELS OF REIMBURSEMENT FOR OUR PRODUCTS, OUR OPERATION WOULD BE HARMED.

     Significant uncertainty exists as to the reimbursement status of newly-approved health care products such as our VAD System and our vascular grafts. Government and other third party payors are increasingly attempting to contain health care costs. Payors are attempting to contain costs by, for example, limiting coverage and the level of reimbursement of new therapeutic products. Payors are also attempting to contain costs by refusing in some cases to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval.

     To date, some private insurers, Medicare and Medicaid have determined to reimburse the costs of our VAD System. Our VAD System may not continue to be approved for reimbursement. In addition, changes in the health care system may affect the reimbursability of future products. If we fail to obtain such reimbursement or if the reimbursement levels are reduced, our revenues would be reduced.

PRODUCT LIABILITY CLAIMS COULD DAMAGE OUR REPUTATION AND HURT OUR FINANCIAL RESULTS.

     Our business exposes us to an inherent risk of potential product liability claims related to the manufacturing, marketing and sale of human medical devices. We maintain only a limited amount of product liability insurance. We also maintain general commercial and property insurance. Our insurance policies generally must be renewed on an annual basis. We may not be able to maintain or increase such insurance on acceptable terms or at reasonable costs, and such insurance may not provide us with adequate coverage against potential liabilities. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition and results of operations. Claims against us, regardless of their merit or potential outcome, may also reduce our ability to obtain physician endorsement of our products or expand our business.

ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF HAZARDOUS CHEMICALS AND BIOMATERIALS COULD BE TIME CONSUMING AND COSTLY.

     Producing our proprietary biomaterial, Thoralon, requires the use of hazardous materials, including chemicals and biomaterials. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials.

     We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

IF WE MAKE ACQUISITIONS, WE COULD ENCOUNTER DIFFICULTIES THAT HARM OUR BUSINESS.

     We may acquire companies, products or technologies that we believe to be complementary to our business. If we do so, we may have difficulty integrating the acquired personnel, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees and increase our expenses, which could hurt our business.

FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE.

     Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock.

     On March 17, 2000, we filed with the Securities and Exchange Commission a registration statement on Form S-3 for an underwritten public offering of 4.5 million shares of our common stock. We may sell 3 million newly issued shares and Gambro, Inc. (formerly COBE Laboratories, Inc.) may sell 1.5 million shares of our currently outstanding common stock under this registration statement. After giving effect to the offering, we will have 23,466,326 shares of common stock outstanding, plus 3,139,824 shares of common stock reserved for issuance upon exercise of outstanding options and 164,400 shares issuable upon exercise of warrants. Holders of 7,030,502 shares of common stock and options to purchase 1,795,025 shares of common stock have agreed not to sell, transfer or otherwise dispose of their shares of common stock for a period of 90 days from completion of the offering. All other outstanding shares of our common stock are freely saleable except shares held by our affiliates, which are subject to limitations on sales imposed by Rule 144 under the Securities Act.

OUR STOCK PRICE HAS BEEN VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR PURCHASE PRICE.

     The price of our common stock has been, and is likely to continue to be, highly volatile. The price of our common stock could fluctuate significantly for the following reasons:

     - future announcements concerning us or our competitors;

     - quarterly variations in operating results;

     - introduction of new products or changes in product pricing policies by us or our competitors;

     - acquisition or loss of significant customers, distributors and suppliers;

     - changes in earnings estimates by analysts;

     - changes in third party reimbursement practices;

     - regulatory developments; or

     - fluctuations in the economy or general market conditions.

     In addition, stock markets in general, and the market for shares of health care stocks in particular, have experienced extreme price and volume fluctuations in recent years which have frequently been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price of our common stock could decline below its current price and the market price of our stock may fluctuate significantly in the future. These fluctuations may be unrelated to our performance.

     In the past, shareholders have often instituted securities class action litigation after periods of volatility in the market price of a company's securities. If a shareholder files a securities class action suit against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

THE OCCURRENCE OF A CATASTROPHIC DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT, WHICH WOULD REQUIRE US TO CEASE OR CURTAIL OPERATIONS.

     We have only one facility in the United States, which is located in Pleasanton, California. We are vulnerable to damage from various types of disasters, including earthquake, fire, flood, power loss, communications failures and similar events. For example, in October 1989 a major earthquake that caused significant property damage and a number of fatalities struck near the area in which we are located. If any disaster were to occur, we may not be able to operate our business at our facilities. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

WE DO NOT ANTICIPATE PAYING DIVIDENDS.

     We intend to retain all of our earnings for the future operation and expansion of our business. We do not anticipate paying cash dividends on our common stock at any time in the foreseeable future.

ITEM 2. PROPERTY

     We occupy leased facilities in Pleasanton, California totaling approximately 62,000 square feet. The manufacturing areas have been inspected, approved, and licensed by the FDA and the State of California Department of Health Services, Food and Drug Section for the manufacture of medical devices. We also have small leased facilities in the United Kingdom. We believe our facilities will be sufficient to meet our needs for the next two years and that additional space will be available at a reasonable price to satisfy space needs thereafter.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     D. KEITH GROSSMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR, joined our company as President and Chief Executive Officer in January 1996. He was elected to the Board of Directors in February 1996. Prior to joining us, Mr. Grossman was a Division President of Major Pharmaceuticals, Inc., from June 1992 to September 1995, at which time it was sold. From July 1988 to June 1992, Mr. Grossman served as the Vice President of Sales and Marketing for Calcitek, Inc., a manufacturer of implantable medical devices, and division of Sulzermedica (formerly Intermedics, Inc.). Prior to 1988, Mr. Grossman held various other sales and marketing management positions within the McGaw Laboratories Division of American Hospital Supply Corporation.

     THOMAS E. BURNETT, JR., SENIOR VICE PRESIDENT, CHIEF OPERATING OFFICER, joined our company as Vice President -- Sales and Marketing in August 1996 and was promoted to his current position in December 1999. Prior to joining us, Mr. Burnett was Vice President of Sales and Marketing at Calcitek, Inc. from June 1992 to August 1996, where he was responsible for global sales and marketing which included a direct domestic sales force and an international network encompassing 30 countries as well as new business development, strategic and operational planning.

     CHERYL D. HESS, VICE PRESIDENT -- FINANCE, CHIEF FINANCIAL OFFICER AND SECRETARY, joined our company as Vice President -- Finance and Chief Financial Officer in December 1983 and became Secretary in 1994. Prior to joining us, Ms. Hess was a manager with the public accounting firm of Deloitte & Touche LLP, where she specialized in audit and financial advisory services for entrepreneurial, rapidly-growing, high technology companies. Ms. Hess is responsible for the direction of all financial management, control and reporting activities and a portion of administrative and operational activities. Ms. Hess is a Certified Public Accountant.

     DAVID J. FARRAR, PH.D., VICE PRESIDENT -- RESEARCH AND DEVELOPMENT, joined our company as Program Manager of the VAD System in January 1980 and became Vice President -- Circulatory Support Products in 1988, and Vice
President -- Research & Development in 1996. In addition, Dr. Farrar has a research appointment in the Department of Cardiac Surgery at the California Pacific Medical Center of San Francisco. Dr. Farrar has over 20 years of research experience in the cardiovascular and medical device industry.

     DONALD A. MIDDLEBROOK, VICE PRESIDENT -- REGULATORY AFFAIRS/QUALITY ASSURANCE, joined our company as Vice President -- Regulatory Affairs/Quality Assurance in September 1996. Before joining our company, he held the position of Senior Director, Global Regulatory Affairs and Assurance for Chiron Vision Corporation, a manufacturer of implantable ophthalmic devices and surgical equipment. Prior to that, Mr. Middlebrook spent fifteen years with Baxter International in a number of positions, including Vice President of Regulatory Affairs and Quality Assurance for the CardioVascular Group, a producer of a wide range of cardiopulmonary, critical care, vascular and cardiovascular products.

     JOSEPH G. SHARPE, VICE PRESIDENT -- OPERATIONS, joined our company as Vice President -- Operations in September 1997. Prior to joining us, Mr. Sharpe was Director of Operations for the IV Systems Division of Baxter International, Inc. from 1992 to September 1997. Prior thereto, Mr. Sharpe held a number of other positions at Baxter International, Inc. including Director of Engineering of the Pharmaseal Division, and Honeywell Information Systems.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "THOR." The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock, as reported by the Nasdaq National Market. At March 16, 2000, there were approximately 700 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the "street" name of each respective depository, bank or broker.

                                                              HIGH      LOW
                                                             ------    ------
Fiscal Year 1998
  First Quarter............................................  $ 7.50    $ 5.56
  Second Quarter...........................................    9.63      7.38
  Third Quarter............................................    9.06      6.13
  Fourth Quarter...........................................    7.50      4.00
Fiscal Year 1999
  First Quarter............................................  $ 8.63    $ 6.25
  Second Quarter...........................................   11.00      6.50
  Third Quarter............................................   11.63      6.38
  Fourth Quarter...........................................    9.75      5.50

     We have not declared any dividends on our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for the five fiscal years ended January 1, 2000 is derived from our audited financial statements. We have a 52 or 53 week fiscal year that ends on the Saturday closest to December 31. Our consolidated financial statements at the fiscal years ended January 1, 2000 and January 2, 1999 and for each of the years in the three-year period ended January 1, 2000, and the independent auditors' report thereon, are included elsewhere in this annual report. Our selected consolidated financial data for fiscal 1997, 1996 and 1995 are derived from audited consolidated financial statements not included in this annual report. You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes thereto appearing elsewhere in this annual report. The selected data in this section is not intended to replace our financial statements.

                                                               FISCAL YEAR
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Product sales............................  $22,508    $16,320    $ 9,441    $ 7,503    $ 3,489
Cost of product sales....................    9,739      6,504      4,005      3,254      1,972
Research and development.................    5,793      5,096      4,583      3,724      1,984
Selling, general and administrative......    9,457      7,701      6,009      3,948      1,301
Other operating income...................      285         --         --         --         --
                                           -------    -------    -------    -------    -------
Loss from operations.....................   (2,196)    (2,981)    (5,156)    (3,423)    (1,768)
Interest and other income (expense),
  net....................................      407        660        754        160       (126)
                                           -------    -------    -------    -------    -------
Net loss.................................  $(1,789)   $(2,321)   $(4,402)   $(3,263)   $(1,894)
                                           =======    =======    =======    =======    =======

Basic and diluted loss per share.........  $ (0.09)   $ (0.11)   $ (0.24)   $ (0.20)   $ (0.13)
                                           =======    =======    =======    =======    =======
Weighted average shares used in computing
  basic and diluted loss per share.......   20,446     20,340     18,360     16,694     14,429

BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities.............................  $ 1,697    $ 2,713    $ 9,469    $ 5,348    $ 1,646
Working capital..........................   10,533     11,251     15,885     17,266      2,808
Total assets.............................   25,060     25,208     28,477     21,847      4,380
Long-term obligations and deferred
  revenue................................      854         --         --         --      1,675
Accumulated deficit......................  (55,191)   (53,402)   (51,082)   (46,679)   (43,416)
Total shareholders' equity...............   20,276     21,877     24,027     19,330      1,663

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     We develop, manufacture and market medical devices for circulatory support and vascular applications. We market our first product, the Thoratec VAD System, in the United States and internationally for use as a bridge to heart transplant and for recovery of the heart after heart surgery. We are pursuing additional indications for the VAD System and developing other circulatory support products for patients suffering from heart disease. We are also developing vascular grafts for hemodialysis and coronary artery bypass surgery. All of our products utilize our proprietary biomaterial, Thoralon, with surface properties designed to minimize patient blood clotting and inflammatory response.

     We have experienced operating losses in all but one year since inception in 1976. We incurred net losses of $1.8 million in 1999, $2.3 million in 1998 and $4.4 million in 1997. At January 1, 2000, we had an accumulated deficit of $55.2 million. We operate in a single business segment with different products in circulatory support and vascular grafts. We expect to continue to incur substantial additional losses until we can achieve substantial product revenues. We conduct business both domestically and internationally. Our domestic business comprises the United States, and our international operations comprise Europe and the rest of the world.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash, cash equivalents and short-term investments at the end of 1999 of $2.0 million compared with $4.7 million at the end of 1998. The decrease in cash was due principally to the loss from continuing operations and capital expenditures associated with our new manufacturing facility. Accounts receivable increased $1.3 million in 1999 principally due to increased sales in the fourth quarter. Inventory increased $1.3 million in 1999 in preparation for planned increases in sales activity and the introduction of a new product. Accounts payable and accrued liabilities increased principally due to higher inventory balances in anticipation of increased production to meet higher planned sales, overall higher operating costs and the short-term portion of deferred distributor revenue associated with the Guidant agreement discussed below.

     In 1999, we entered into a distribution agreement with Guidant Corporation. Under the terms of the agreement, Guidant receives exclusive worldwide marketing and distribution rights to the Vectra product line, except in Japan. In exchange for these rights, Guidant has paid us $1.5 million, and will pay up to an additional $2.0 million when the Vectra product line receives FDA approval for use in the United States. Guidant also issued a four-year, unsecured line of credit in the amount of $10.0 million to us, which may be used, if needed, for a variety of business purposes. We have not utilized this line of credit to date. We will recognize the $1.5 million contract payment received in the first quarter of 1999 as revenue ratably over the five year life of the contract.

     In 1996, we entered into a lease agreement on a new manufacturing facility in Pleasanton, California which accommodates all of our manufacturing, engineering and administrative activities. The administrative and engineering portion of the building was completed and occupied in late 1997. The manufacturing portion was completed in 1998 and occupied in April 1999. We invested approximately $9.0 million in equipment and leasehold improvements to the building. Annual payments under the lease are approximately $751,000 for a lease term of 15 years beginning August 1997. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, a security deposit of $885,600, which we paid in 1996, and an additional $500,000, which we paid in 1997. The 1997 payment was returned to us in 1998. We can reduce or eliminate a significant portion ($750,000) of the remaining security deposit before the end of the initial lease term if we meet the criteria specified in the lease.

     On March 17, 2000 we filed with the Securities and Exchange Commission a registration statement on Form S-3 for an underwritten public offering of 4.5 million shares of our common stock. We may sell 3 million newly issued shares and Gambro, Inc. (formerly COBE Laboratories, Inc.) may sell 1.5 million shares of our currently outstanding common stock under this registration statement. We cannot guarantee that this public offering of our stock will generate any working capital for us.

     We believe that current cash and short-term investments together with expected cash flow from operations and funds available from the Guidant line of credit, will be sufficient to fund our operations for at least the next twelve months. Any proceeds received from our public offering of common stock will increase the cash available to fund our operations.

RESULTS OF OPERATIONS

     PRODUCT SALES

     Product sales in 1999 were $22.5 million compared to $16.3 million in 1998, an increase of approximately $6.2 million, or 38%. This increase is attributable to sales of the VAD System disposable blood pump which increased to approximately $16.2 million in 1999 from $11.0 million in 1998, an increase of approximately $5.2 million, or 47%. The growth of sales in VAD pumps was primarily attributable to an increase of approximately 33% in the quantity of VAD pumps sold, which resulted from the growth in the number of new centers using our VAD System. An increase in the average selling price of the VAD pumps also contributed to the increase in revenue.

     Product sales in 1998 were $16.3 million compared to $9.4 million in 1997, an increase of approximately $6.9 million, or 73%. Product sales from the sales of VAD pumps increased to approximately $11.0 million in 1998 from $6.6 million in 1997, an increase of approximately $4.4 million, or 67%. The growth of sales in VAD pumps was primarily attributable to an increase of approximately 54% in the quantity of VAD pumps sold, which resulted from the growth in the number of centers using our VAD System. An increase in the average selling price of the VAD pumps also contributed to the increase in revenue.

     GROSS PROFIT

     Gross profit was $12.8 million, representing approximately 57% of product sales in 1999 compared to a gross profit of $9.8 million, representing approximately 60% of product sales in 1998. The decrease in the gross profit percentage in 1999 as compared to 1998 was due to approximately $400,000 of higher inventory scrap and rework costs associated with a component part used in the TLC-II portable driver, approximately $400,000 associated with higher overall manufacturing and service overhead costs associated with the new Pleasanton facility, and approximately $200,000 of costs associated with the move to the Pleasanton facility. We expect gross profit to increase as a percentage of product sales as we increase the number of devices manufactured and improve the efficiency with which we manufacture.

     Gross profit was $9.8 million, representing approximately 60% of product sales in 1998 compared to a gross profit of $5.4 million, representing approximately 58% of product sales in 1997. The increase in the gross profit percentage in 1998 as compared to 1997 was primarily due to our ability to raise selling prices in the VAD blood pumps and cannulae faster than our costs have increased.

     RESEARCH AND DEVELOPMENT

     Research and development expenses increased to $5.8 million in 1999, representing 26% of sales, from $5.1 million in 1998, representing 31% of sales, an increase of $697,000, or approximately 14%. Of the total increase in research and development expenses, $372,000 was associated with the implantable VAD, which we call IVAD, $251,000 was associated with graft products, and $210,000 was associated with the TLC-II.

Partially offsetting the above increases was a decrease of approximately $216,000 in manufacturing support overhead applied to research and development activities. Expenses for the graft products increased primarily from the clinical trials for the Vectra. Expenses for the TLC-II included costs to upgrade a component part. Expenses for the IVAD included product prototype and testing costs. We expect research and development expenses to increase in 2000 principally as a result of clinical trial costs for our graft products and our TLC-II portable driver. We expect research and development expenses to decrease in 2000 as a percentage of product sales.

     Research and development expenses increased to $5.1 million in 1998, representing 31% of sales, from $4.6 million in 1997, representing 49% of sales, an increase of $513,000, or approximately 11%. Of the total increase in research and development expenses, $152,000 was associated with graft products, $133,000 was associated with the VAD blood pump, and $145,000 was associated with the IVAD.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased to $9.5 million in 1999, representing 42% of sales, from $7.7 million in 1998, representing 47% of sales, an increase of $1.8 million, or approximately 23%. Of the total increase in selling, general and administrative expenses, $1.3 million is associated with higher payroll and related costs associated with the continued development and expansion of our domestic sales and marketing organization. We expect selling, general and administrative expenses to increase in 2000 as we continue to build our sales and marketing organization and as salaries for all personnel increase. We expect selling, general and administrative expenses to decrease in 2000 as a percentage of product sales.

     Selling, general and administrative expenses increased to $7.7 million in 1998, representing 47% of sales, from $6.0 million in 1997, representing 64% of sales, an increase of $1.7 million, or approximately 28%. Of the total increase in selling, general and administrative expenses, $726,000 was associated with the continued development and expansion of our domestic sales and marketing organization, $420,000 was associated with higher costs of the Pleasanton facility, $163,000 was associated with the development and expansion of our European sales organization, and $141,000 was associated with advertising costs associated with new product introductions.

     OTHER OPERATING INCOME

     Other operating income includes amortization of deferred revenue from the 1999 Guidant agreement and was approximately $285,000. We expect other operating income to remain the same or increase if the Vectra receives FDA clearance and Guidant pays us $2.0 million under our distribution agreement with them.

     INTEREST AND OTHER INCOME

     Interest and other income includes interest earned on cash income and marketable securities and income from government research grants. Interest and other income decreased to $407,000 in 1999 representing 2% of sales, from $661,000 in 1998 representing 4% of sales, a decrease of $254,000, or approximately 38%. The decrease in interest and other income was primarily attributable to lower interest income earned on lower cash balances.

     Interest and other income decreased to $661,000 in 1998 representing 4% of sales, from $753,000 in 1997 representing 8% of sales, a decrease of $92,000, or approximately 12%. The decrease in interest and other income was primarily attributable to lower interest income earned on lower cash balances partially offset by higher income from government research grants.

     NET LOSS

     Our net loss decreased $531,000 to approximately $1.8 million in 1999 from $2.3 million in 1998, a decrease of approximately 23%, as a result of the factors discussed above.

     Our net loss decreased $2.1 million to approximately $2.3 million in 1998 from $4.4 million in 1997, a decrease of approximately 47%, as a result of the factors discussed above.

YEAR 2000 COMPLIANCE

     We have completed our goal of an uninterrupted transition to the Year 2000. We assessed all of our affected systems, our products and the readiness of our third parties. We have not experienced significant Year 2000 issues subsequent to 1999's fiscal year end. Although we believe we have taken the appropriate steps to address our Year 2000 readiness, there is no guarantee that our efforts will prevent a material adverse impact on the results of operations and financial condition.

     Through fiscal year end 1999, we have incurred less than $35,000 of Year 2000 costs. All costs associated with Year 2000 compliance were funded with cash flow generated from operations and existing cash balances and were expensed as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not use derivative financial instruments in our operations or investment portfolio. We do not have material exposure to market risk associated with changes in interest rates, as we have no long-term debt obligations or long-term investments outstanding. Our investment portfolio consists of short-term corporate debt instruments and Federal government agency debt instruments that are classified as available-for-sale. The weighted average maturity of our investment portfolio was less than 90 days in both 1998 and 1999. Accordingly, we do not expect to be subject to material interest rate risk with respect to our short-term investments. We do not believe we have any other material exposure to market risk associated with interest rates.

     Although we conduct business in foreign countries, our international operations consist primarily of sales and service personnel for our VAD System. These employees report into our U.S. sales and marketing group and are internally reported as part of that group. Additionally, foreign currency transaction gains and losses were not material to our results of operations for 1999. Accordingly, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company, together with the report thereon by Deloitte & Touche LLP, Independent Auditors, are set forth at pages F-1 to F-17 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Company will file its definitive Proxy Statement for its Annual Meeting for Shareholders to be held on May 12, 2000 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS AND INDEX OF EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
 1.1       Registrant's Certificate of Incorporation, as amended.(1)
 1.2       Registrant's By-Laws, as amended.(1)
 4.1       Form of Convertible Secured Promissory Note.(2)
10.1       Our amended 1984 Incentive Stock Option Plan.(3)
10.2       Our 1993 Stock Option Plan.(4)
10.3       Agreement for the acquisition of Th. Goldschmidt AG of
           Certain of the Assets of Thoratec Laboratories Corporation
           dated March 29, 1989.(5)
10.4       Common Stock Purchase Agreement between COBE Laboratories,
           Inc. dated November 23, 1992.(6)
10.5       License Agreement between COBE Laboratories, Inc. and us
           dated November 23, 1992.(6)
10.6       Lease Agreement dated July 25, 1996, between Main Street
           Associates and us, as amended.(7)
10.7       Our 1996 Stock Option Plan.(8)
10.8       Our amended 1996 Nonemployee Directors Stock Option Plan.(9)
10.9       First Amendment to Lease Agreement originally between
           Mainstreet Associates and us dated July 25, 1996.(10)
10.10      Our 1997 Stock Option Plan.(9)
10.11      Second Amendment to Lease Agreement originally between
           Mainstreet Associates and us dated July 25, 1996.(11)
10.12      Distribution Agreement between Guidant Corporation and us
           dated January 13, 1999.(12)
10.13      Credit Agreement between us as Borrower, and Guidant
           Corporation as Lender dated January 13, 1999.(12)
23.1       Independent Auditors' Consent -- Deloitte & Touche LLP.
24         Power of Attorney -- Reference is made to page 37 hereof.
27         Financial Data Schedule.

---------------
 (1) Filed as an Exhibit with corresponding exhibit number to Thoratec's Registration Statement on Form S-1 (Registration No. 2-87293) and incorporated herein by reference.

 (2) Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed with the SEC on April 13, 1995, and incorporated herein by reference.

 (3) Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 29, 1990 filed with the SEC on March 28, 1991, and incorporated herein by reference.

 (4) Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 1, 1994 filed with the SEC on March 22, 1994, and incorporated herein by reference.

 (5) Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 30, 1989 filed with the SEC on March 30, 1990, and incorporated herein by reference.

 (6) Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 1993 filed with the SEC on March 22, 1993, and incorporated herein by reference.

 (7) Filed as an Exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996, filed with the SEC on August 13, 1996, and incorporated herein by reference.

 (8) Filed as an Exhibit to our Registration Statement on Form S-8 filed with the SEC on September 12, 1996, (Registration No. 333-11883) and incorporated herein by reference.

 (9) Filed as an Exhibit to our Registration Statement on Form S-8 filed with the SEC on June 16, 1999 (Registration No. 333-80807), and incorporated herein by reference.

(10) Filed as an Exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997, filed with the SEC on July 30, 1997, and incorporated herein by reference.

(11) Filed as an Exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997 filed with the SEC on November 12, 1997, and incorporated herein by reference.

(12) Filed as an Exhibit to our Annual Report on Form 10-K, for the fiscal year ended January 2, 1999, filed with the SEC on March 24, 1999, and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

     None filed in 1999.

                                   SIGNATURES

     In accordance with Section 13 or Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THORATEC LABORATORIES CORPORATION

                                          By:     /s/ D. KEITH GROSSMAN
                                            ------------------------------------
                                                     D. Keith Grossman
                                                  Chief Executive Officer

Date: March 23, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ D. KEITH GROSSMAN                      Chief Executive Officer,      March 2, 2000
-----------------------------------------------------       President and Director
                  D. Keith Grossman

                 /s/ HOWARD E. CHASE                               Director              March 2, 2000
-----------------------------------------------------
                   Howard E. Chase

                 /s/ J. DANIEL COLE                                Director              March 2, 2000
-----------------------------------------------------
                   J. Daniel Cole

                 /s/ J. DONALD HILL                        Director and Chairman of      March 2, 2000
-----------------------------------------------------       the Board of Directors
                   J. Donald Hill

              /s/ WILLIAM M. HITCHCOCK                             Director              March 2, 2000
-----------------------------------------------------
                William M. Hitchcock

             /s/ GEORGE W. HOLBROOK, JR.                           Director              March 2, 2000
-----------------------------------------------------
               George W. Holbrook, Jr.

                /s/ DANIEL M. MULVENA                              Director              March 2, 2000
-----------------------------------------------------
                  Daniel M. Mulvena

                   /s/ CHERYL HESS                     Vice President -- Finance, Chief  March 2, 2000
-----------------------------------------------------  Financial Officer and Secretary
                     Cheryl Hess                           (Principal Financial and
                                                             Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditor's Report................................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Comprehensive Loss...............  F-5
Consolidated Statements of Shareholders' Equity.............  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Thoratec Laboratories Corporation:

     We have audited the accompanying consolidated balance sheets of Thoratec Laboratories Corporation and Subsidiary (the "Company") as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thoratec Laboratories Corporation and Subsidiary as of January 1, 2000 and January 2, 1999 and the results of their operations and their cash flows for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 18, 2000

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   FISCAL YEAR END
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Current Assets:
  Cash and cash equivalents.................................  $ 1,696,522    $ 2,712,686
  Short-term investments available-for-sale (Note 3)........      276,464      2,032,107
  Receivables, net of allowance for doubtful accounts of
     $32,795 in 1999 and $47,591 in 1998 (Note 9)...........    5,453,187      4,141,854
  Inventories (Note 4)......................................    6,611,487      5,290,745
  Prepaid expenses and other................................      425,317        404,737
                                                              -----------    -----------
          Total current assets..............................   14,462,977     14,582,129
Equipment and Improvements -- Net (Notes 5 and 6)...........    9,560,814      9,625,390
Other Assets (Note 6).......................................    1,036,647      1,000,898
                                                              -----------    -----------
          Total Assets......................................  $25,060,438    $25,208,417
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................  $ 1,703,089    $ 1,307,768
  Accrued compensation......................................    1,466,147      1,613,334
  Deferred distributor revenue (Note 2).....................      284,765             --
  Other.....................................................      475,870        409,958
                                                              -----------    -----------
          Total current liabilities.........................    3,929,871      3,331,060
  Long-term deferred distributor revenue (Note 2)...........      854,294             --
                                                              -----------    -----------
          Total liabilities.................................    4,784,165      3,331,060
                                                              -----------    -----------
Commitments (Notes 6, 9 and 12)
Shareholders' Equity: (Notes 7, 8, and 9)
  Preferred shares -- none issued and outstanding...........           --             --
  Common shares, 100,000,000 authorized; issued and
     outstanding: 20,466,326 in 1999; and 20,422,952 in
     1998...................................................   72,911,638     72,810,450
  Additional capital........................................    2,541,223      2,482,229
  Accumulated deficit.......................................  (55,191,216)   (53,402,106)
  Accumulated other comprehensive income (loss):
     Unrealized gain on investments -- net..................           --              8
     Cumulative translation adjustment......................       14,628        (13,224)
                                                              -----------    -----------
  Total accumulated other comprehensive income (loss).......       14,628        (13,216)
                                                              -----------    -----------
          Total shareholders' equity........................   20,276,273     21,877,357
                                                              -----------    -----------
          Total Liabilities and Shareholders' Equity........  $25,060,438    $25,208,417
                                                              ===========    ===========

                See notes to consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE FISCAL YEARS ENDED
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Product sales (Notes 9 and 11)......................  $22,507,884    $16,319,531    $ 9,441,302
Cost of product sales...............................    9,738,946      6,503,986      4,005,242
                                                      -----------    -----------    -----------
Gross profit........................................   12,768,938      9,815,545      5,436,060
                                                      -----------    -----------    -----------
Operating Expenses:
  Research and development..........................    5,792,635      5,096,110      4,582,745
  Selling, general and administrative...............    9,457,308      7,701,372      6,009,043
                                                      -----------    -----------    -----------
          Total operating expenses..................   15,249,943     12,797,482     10,591,788
                                                      -----------    -----------    -----------
Other operating income (Notes 1 and 2)..............      284,764             --             --
                                                      -----------    -----------    -----------
Loss from operations................................   (2,196,241)    (2,981,937)    (5,155,728)
Interest and other income, net......................      407,131        661,385        753,369
                                                      -----------    -----------    -----------
Net loss............................................  $(1,789,110)   $(2,320,552)   $(4,402,359)
                                                      ===========    ===========    ===========
Basic and diluted loss per share (Note 1)...........  $     (0.09)   $     (0.11)   $     (0.24)
                                                      ===========    ===========    ===========
Shares used to compute basic and diluted loss per
  share.............................................   20,445,837     20,339,816     18,360,336

                See notes to consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                             FOR THE FISCAL YEARS ENDED
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net Loss............................................  $(1,789,110)   $(2,320,552)   $(4,402,359)
Other comprehensive income (loss):
  Unrealized gain (loss) on investments.............           (8)         7,547        (13,190)
  Foreign currency translation adjustments..........       27,852         16,742        (42,384)
                                                      -----------    -----------    -----------
Comprehensive Loss..................................  $(1,761,266)   $(2,296,263)   $(4,457,933)
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                                                     COMPREHENSIVE       TOTAL
                                             COMMON      ADDITIONAL   ACCUMULATED       INCOME       SHAREHOLDERS'
                                              STOCK       CAPITAL       DEFICIT         (LOSS)          EQUITY
                                           -----------   ----------   ------------   -------------   -------------
BALANCE, FISCAL YEAR ENDED 1996..........  $63,519,139   $2,471,877   $(46,679,195)   $    18,069     $19,329,890
Exercise of 241,937 common stock options
  for cash and exchange for 11,609 shares
  of common stock which were canceled....      335,681                                                    335,681
Issuance of 2,000,000 shares of common
  stock for cash.........................    8,809,287                                                  8,809,287
Issuance of common stock options for
  nonemployee services...................                    10,352                                        10,352
Other comprehensive loss:
  Unrealized loss on investments.........                                                 (13,190)        (13,190)
  Foreign currency translation
     adjustments.........................                                                 (42,384)        (42,384)
Net Loss.................................                               (4,402,359)                    (4,402,359)
                                           -----------   ----------   ------------    -----------     -----------
BALANCE, FISCAL YEAR ENDED 1997..........   72,664,107    2,482,229    (51,081,554)       (37,505)     24,027,277
Exercise of 292,535 common stock options
  for cash and exchange for 42,028 shares
  of common stock which were canceled....      146,343                                                    146,343
Other comprehensive income:
  Unrealized gain on investments.........                                                   7,547           7,547
  Foreign currency translation
     adjustments.........................                                                  16,742          16,742
Net Loss.................................                               (2,320,552)                    (2,320,552)
                                           -----------   ----------   ------------    -----------     -----------
BALANCE, FISCAL YEAR ENDED 1998..........   72,810,450    2,482,229    (53,402,106)       (13,216)     21,877,357
Exercise of 49,116 common stock options
  for cash and exchange for 5,742 shares
  of common stock which were canceled....      101,188                                                    101,188
Issuance of common stock options for
  nonemployee services...................                    58,994                                        58,994
Other comprehensive income:
  Unrealized loss on investments.........                                                      (8)             (8)
  Foreign currency translation
     adjustments.........................                                                  27,852          27,852
Net Loss.................................                               (1,789,110)                    (1,789,110)
                                           -----------   ----------   ------------    -----------     -----------
BALANCE, FISCAL YEAR ENDED 1999..........  $72,911,638   $2,541,223   $(55,191,216)   $    14,628     $20,276,273
                                           ===========   ==========   ============    ===========     ===========

                See notes to consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE FISCAL YEARS ENDED
                                                       -----------------------------------------
                                                          1999           1998           1997
                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................  $(1,789,110)   $(2,320,552)   $(4,402,359)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Amortization of deferred distributor revenue....     (284,764)            --             --
     Common stock options granted for services (Note
       8)............................................       58,994             --         10,352
     Depreciation and amortization...................    1,020,634        679,669        262,540
     Changes in assets and liabilities:
       Receivables...................................   (1,344,479)    (2,827,077)      (448,924)
       Prepaid expenses and other....................      (21,904)      (133,525)        (4,613)
       Inventories...................................   (1,349,296)    (1,380,538)    (1,185,453)
       Other assets..................................      (35,898)       472,389       (553,068)
       Accounts payable and other liabilities........      462,939         36,469        898,215
       Deferred distributor revenue..................    1,423,823             --             --
                                                       -----------    -----------    -----------
          Net cash used in operating activities......   (1,859,061)    (5,473,165)    (5,423,310)
                                                       -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments
     available-for-sale..............................   (7,829,477)   (16,176,045)   (85,482,972)
  Maturities of short-term investments
     available-for-sale..............................    6,354,000     18,620,000     83,400,000
  Sales of short-term investments
     available-for-sale..............................    3,231,112        922,148      7,311,109
  Capital expenditures...............................     (988,860)    (4,800,285)    (4,823,549)
                                                       -----------    -----------    -----------
          Net cash provided by (used in) investing
            activities...............................      766,775     (1,434,182)       404,588
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued in public placement -- net.....           --             --      8,809,288
  Common stock issued upon exercise of options.......      101,188        146,343        335,681
                                                       -----------    -----------    -----------
          Net cash provided by financing
            activities...............................      101,188        146,343      9,144,969
                                                       -----------    -----------    -----------
Effect of exchange rate changes on cash..............      (25,066)         4,379         (4,936)
                                                       -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents........................................   (1,016,164)    (6,756,625)     4,121,311
Cash and cash equivalents at beginning of year.......    2,712,686      9,469,311      5,348,000
                                                       -----------    -----------    -----------
Cash and cash equivalents at end of year.............  $ 1,696,522    $ 2,712,686    $ 9,469,311
                                                       ===========    ===========    ===========
NONCASH INVESTING TRANSACTIONS:
  Construction costs and capital assets in accounts
     payable.........................................  $    54,386    $    71,828    $ 1,402,045
                                                       ===========    ===========    ===========

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

     The Company reports on a 52 - 53 week fiscal year, which ends on the Saturday closest to December 31. The fiscal year ended January 3, 1998, (fiscal
1997) includes 53 weeks. The fiscal years ended January 2, 1999, (fiscal 1998) and January 1, 2000, (fiscal 1999) include 52 weeks.

     Principles of Consolidation -- The consolidated financial statements include Thoratec Laboratories Corporation (a California corporation) and its subsidiary company, Thoratec Europe Limited (a corporation organized under the laws of the United Kingdom). All significant intercompany balances and transactions are eliminated in consolidation.

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

     Investments -- The Company's short-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity. As of the end of 1999, short-term investments were comprised primarily of corporate notes with maturity dates within 12 months of the date of investment.

     Inventories -- Inventories are stated at the lower of first-in, first-out cost or market. The Company rents certain medical devices to customers on a month-to-month basis and includes them in inventories, net of amortization, when the devices are expected to be sold to customers within one year.

     Equipment and Improvements -- Equipment and improvements are stated at cost. Equipment is depreciated over estimated useful lives which range from two to eight years. Leasehold improvements are amortized over the term of the lease or over the estimated useful life of the improvements, whichever is shorter. Equipment and improvements includes certain medical devices rented to customers on a long-term basis. Amortization expense of all rental equipment included in the Company's rental program is recognized ratably over no longer than 36 months. The straight-line method is used for depreciation and amortization.

     The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than carrying amount.

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

     Fair Value of Financial Instruments -- The Company's financial instruments include cash and cash equivalents, customer receivables, accounts payable, and certain other accrued liabilities. The carrying amounts of these items are a reasonable estimate of their fair values.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

     Foreign Currency Translation -- All assets and liabilities of the Company's non-United States operations are translated into United States dollars at fiscal period-end exchange rates, and, except as follows, the resulting translation adjustments are included in comprehensive income. Income items are translated at actual or average monthly rates of exchange. Exchange rate fluctuations resulting from the period-end translation of the current portion of the intercompany obligation of the Company's wholly-owned subsidiary into United States dollars are recorded in the income statement as foreign currency translation gains or losses and are included in selling, general and administrative expenses.

     Revenue Recognition and Product Warranty -- The Company recognizes product sales upon shipment of the related product. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. The Company rents certain medical devices to customers on a month-to-month basis. Rentals are based on utilization and included in income as earned. Included in product sales for 1999, 1998 and 1997 are approximately $1,082,000, $1,064,000 and $461,000, respectively, or income earned from the rental of these certain medical devices. Sales related to training provided to customers are recognized as services are provided.

     The Company recognizes distributor revenue ratably over the life of the related distributor agreement. Other operating income of approximately $285,000 represents the amortized distribution revenue recognized in 1999 (see Note 2).

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

     Loss Per Share -- Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share for 1999, 1998 and 1997 exclude any effect from such securities as their inclusion would be antidilutive, therefore, diluted earnings per share is the same as basic earnings per share for all periods presented.

     Comprehensive Loss -- Comprehensive loss, as recorded in the financial statements, includes net loss, unrealized gains and losses on investments and foreign currency translation adjustments.

     Operating Segments -- The Company is organized as a single operating segment, whereby the chief operating decision maker assesses the performance of and allocates resources to the business as a whole. See Note 11.

     Recently Issued Accounting Standard -- During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. Such Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet evaluated the impact of the new standard.

 2. FINANCIAL POSITION AND LIQUIDITY

     During the first quarter of 1999, the Company entered into a five-year distribution agreement with Guidant Corporation. Under the terms of the agreement, Guidant receives exclusive worldwide marketing and distribution rights to the Company's Vectra vascular access graft product line, except in Japan. In exchange for

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY these rights, Guidant made a $1.5 million non-refundable payment, and will pay up to an additional $2 million when the Vectra product line receives FDA approval for use in the U.S. Guidant also agreed to provide a four-year, unsecured line of credit in the amount of $10 million to the Company, which may be used, if needed, for a variety of business purposes. The Company is recognizing the $1.5 million contract payment received in the first quarter of 1999 as revenue ratably over the five-year life of the contract. Other operating income in 1999 included approximately $285,000 of such payment amortization.

     With the proceeds available from this line of credit, the Company believes that it has sufficient funds to increase its marketing efforts, to conduct clinical trials on its new products, and to develop new sources of revenue, including new products, for at least the next year. However, the Company expects that its operating expenses will increase in future periods as the Company expends increased amounts on product manufacturing, marketing, and research and development of new product lines. There can be no assurance that the Company will achieve profitability or positive cash flow.

 3. SHORT-TERM INVESTMENTS

     Short-term investments available-for-sale are summarized as follows:

                                                         GROSS         GROSS
                                         AMORTIZED     UNREALIZED    UNREALIZED      FAIR
                                            COST         GAINS         LOSSES       VALUE
                                         ----------    ----------    ----------   ----------
Fiscal 1998
  Corporate debt instruments...........  $1,025,220       $79           $ --      $1,025,299
  Federal government agency............   1,006,879        --            (71)      1,006,808
                                         ----------       ---           ----      ----------
          Total........................  $2,032,099       $79           $(71)     $2,032,107
                                         ==========       ===           ====      ==========
Fiscal 1999
  Corporate debt instruments...........  $  276,464       $--           $ --      $  276,464
                                         ==========       ===           ====      ==========

     The Company classifies those investments which mature in less than one year as short-term investments.

 4. INVENTORIES

     Inventories consist of the following:

                                                                    FISCAL YEAR
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Finished goods............................................    $3,163,055    $2,712,543
Work-in-process...........................................     2,033,194     1,456,784
Raw materials.............................................     1,415,238     1,121,418
                                                              ----------    ----------
          Total...........................................    $6,611,487    $5,290,745
                                                              ==========    ==========

     Included in finished goods for 1999 and 1998 is rental product inventory of approximately $951,000 and $819,000, respectively.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

 5. EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements consist of the following:

                                                                    FISCAL YEAR
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Equipment...................................................  $4,568,466    $3,458,804
Leasehold Improvements......................................   7,540,866     4,875,339
Construction in Progress....................................     119,473     4,126,612
                                                              ----------    ----------
          Total.............................................  12,228,805    12,460,755
Accumulated depreciation and amortization...................  (2,667,991)   (2,835,365)
                                                              ----------    ----------
                                                              $9,560,814    $9,625,390
                                                              ==========    ==========

     Included in equipment for 1999 and 1998 is product used in the Company's rental program of approximately $647,000 and $381,000 of cost, respectively, and $261,000 and $120,000, of accumulated amortization, respectively.

 6. LEASES

     The Company leases offices, laboratory and manufacturing space under noncancelable operating leases. In 1996 the Company entered into a lease agreement for a new facility located in Pleasanton, California, which accommodates all of the Company's manufacturing, engineering and administrative activities. The administrative and engineering portion of the building was completed and occupied in late 1997. The manufacturing portion was completed in 1998 and occupied in 1999 after receiving clearance from the FDA. The Company has invested approximately $9 million in equipment and leasehold improvements to the building. Annual payments under the amended lease are approximately $751,000 for a lease term of 15 years and commenced in August 1997. The lease includes provisions, among others, for annual cost of living adjustments to the lease payments, two five-year renewal options, a purchase option, and a security deposit of $885,600 which is included in other assets. A significant portion ($750,000) of the remaining security deposit can be reduced or eliminated before the end of the initial lease term if the Company meets certain criteria as specified by the contract. Future minimum lease payments as of the end of fiscal year 1999 are noted below:

FISCAL YEAR:
2000.............................................  $  774,899
2001.............................................     774,899
2002.............................................     774,899
2003.............................................     774,899
2004.............................................     774,899
Thereafter.......................................   5,796,372
                                                   ----------
          Total..................................  $9,670,867
                                                   ==========

     Rent expense for all operating leases was $871,162 in 1999, $911,609 in 1998, and $473,237 in 1997.

 7. COMMON AND PREFERRED STOCK AND WARRANTS

     The Company has authorized 100,000,000 no par common shares, and 2,500,000 shares of preferred stock, of which 540,541 shares have been designated Series A and 500,000 shares designated Series B.

     The Series A preferred stock is entitled to cumulative annual dividends of $1.30 per share and has a liquidation preference of $9.25 plus cumulative unpaid dividends. The Company may redeem the Series A preferred stock at any time for its liquidation preference. Each share of preferred stock is convertible into one-

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY third of a share of common stock, after adjusting for earned but unpaid dividends. At January 1, 2000, no shares of Series A preferred stock were outstanding.

     Series B preferred stock is senior to Series A in all preferences. Series B is entitled to cumulative annual dividends of $.96 per share and has a liquidation preference of $8.00 plus cumulative unpaid dividends. The Series B preferred stock is redeemable by the Company five years after issuance for $8.00 per share plus cumulative unpaid dividends. Each share of Series B preferred stock is convertible at any time into three and one-third shares of common stock and has certain anti-dilution provisions. Series B preferred votes on an as-converted basis. At January 1, 2000, no shares of the Series B preferred stock were outstanding.

     In November 1997, the Company sold through a public offering 2,000,000 shares of common stock at $5.00 per share. Net cash proceeds received by the Company related to this offering were approximately $8,809,000 after placement agents' fees and approximately $491,000 of other costs.

     In July 1996, the Company sold, through an underwritten public offering, 1,644,000 shares of common stock at $12.00 per share. In connection with the public offering the underwriters were issued five-year warrants to purchase 164,400 shares of the Company's common stock at $14.40 per share. The warrants are currently exercisable and include a net exercise provision. Net cash proceeds received by the Company related to this offering were approximately $17,591,000. Underwriters' commissions, the fair value of warrants issued to the underwriters, and approximately $1,050,000 of other estimated costs have been recorded as a deduction to the proceeds received from the sale of the common stock.

     For other common stock information, see Note 8.

  8. OPTIONS

     In 1993, the Directors approved the 1993 Stock Option Plan ("1993 SOP"), which permits the Company to grant options to purchase up to 666,667 shares of common stock. During 1998, 52,500 options were granted under this plan. No options were granted under this plan in 1999 or 1997.

     In 1996, the Directors adopted the 1996 Stock Option Plan ("1996 SOP") and the 1996 Nonemployee Directors Stock Option Plan ("Directors Option Plan"). The 1996 SOP consists of two parts. Part One permits the Company to grant options to purchase up to 500,000 shares of common stock. During 1999, 1998 and 1997, 6,000, 132,500 and 319,833 options, respectively, were granted at fair market value under this Part of the Plan. Part Two related to the Chief Executive Officer (CEO) and permits the Company to grant non-qualified options to the CEO to purchase up to 333,333 shares of common stock. During 1996, 333,333 options were granted at fair market value under this Part of the Plan. In November 1997, these options were repriced to the then fair market value of $5.00 per share. All other options of the CEO were canceled in conjunction with the repricing. The Directors Option Plan was amended by approval by a vote of the Company's shareholders in May 1999. The amendments include increasing the number of shares granted to the Board of Directors in the initial grants from 10,000 to 15,000 shares (granted in four equal installments, once when elected to the Board then quarterly thereafter), and the annual grants from 5,000 to 7,500 shares (granted in four equal installments after re-election). Provisions were also made for immediate vesting of both initial and annual grants, and for changing the term of the options from ten to five years. In addition, the number of shares reserved for issuance under The Director's Option Plan was increased from 150,000 to 350,000 and the plan administrator has been provided with the discretion to impose any repurchase rights in favor of the Company on any optionee. The Company currently has seven non-employee directors who are eligible to participate in the Directors Option Plan. During 1999, 1998 and 1997, 39,375, 35,000 and 45,000 options, respectively, were granted at fair market value under this plan.

     In 1997, the Directors adopted the 1997 Stock Option Plan ("1997 SOP"). The 1997 SOP was amended by approval of a vote of the Company's shareholders in May 1999. The 1997 SOP, as amended, permits the

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

Company to grant options to purchase up to 2,800,000 shares of common stock. During 1999, 1998, and 1997, 1,038,276, 718,960 and 294,834 options, respectively, were granted at fair market value under this plan.

     Including the 1993 SOP, the 1996 SOP, the Directors Option Plan, the 1997 SOP, and several older plans, the Company had eight common stock option plans. Options may be granted by the Board of Directors at fair market value at the date of grant. Options under plans generally become exercisable within six months to five years of grant and expire between five and ten years from date of grant. At January 1, 2000, 1,310,153 common shares remain available for grant under all the plans.

     Agreements have been entered into with selected consultants whereby options to purchase the Company's common stock were accepted by these consultants as full or partial payment for the services rendered to the Company. The fair market value of the consulting service is the basis for recording the fair market value of the transaction in the Company's financial records and is recognized as the related services are performed. Options issued under these agreements totaled 17,341 in 1999 and are included in the grant activity previously discussed.

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

                                                             FISCAL YEAR
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
Net Loss
  As reported...............................  $(1,789,110)   $(2,320,552)   $(4,402,359)
  Pro forma.................................   (5,230,110)    (4,565,552)    (6,582,359)
Basic and diluted loss per share
  As reported...............................  $     (0.09)   $     (0.11)   $     (0.24)
  Pro forma.................................        (0.26)         (0.22)         (0.36)

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1999, 1998, and 1997: risk-free interest rates of 5.71% in 1999, 5.09% in 1998, and 6.32% in 1997; expected volatility of 77% for 1999, 81% for 1998, and 88% for 1997; expected lives in all years of two years beyond each incremental vesting period (total life of 2 1/2 to 7 years, depending upon each grant's individual vesting schedule). No dividends are assumed for any plan in any year.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

     Option activity is summarized as follows:

                                                                            WEIGHTED
                                                           NUMBER OF        AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ---------     --------------
Outstanding at fiscal year end 1996 (783,396 exercisable
  at $2.18 weighted average exercise price per share)....  1,575,191         $ 6.18
  Granted ($3.59 weighted average fair value per
     share)..............................................    993,000           6.06
  Canceled and expired...................................   (531,135)         12.02
  Exercised(1)...........................................   (241,937)          1.81
                                                           ---------
Outstanding at fiscal year end 1997 (844,747 exercisable
  at $3.56 weighted average exercise price per share)....  1,795,119         $ 4.98
  Granted ($4.08 weighted average fair value per
     share)..............................................    938,960           6.44
  Canceled and expired...................................   (143,288)          4.45
  Exercised(2)...........................................   (292,535)          1.50
                                                           ---------
Outstanding at fiscal year end 1998 (790,934 exercisable
  at $5.60 weighted average exercise price per share)....  2,298,256         $ 6.05
  Granted ($5.01 weighted average fair value per
     share)..............................................  1,083,651           8.11
  Canceled and expired...................................   (192,967)          6.44
  Exercised(3)...........................................    (49,116)          3.11
                                                           ---------
Outstanding at fiscal year end 1999 (1,220,699
  exercisable at $6.09 weighted average exercise price
  per share).............................................  3,139,824         $ 6.78
                                                           =========

---------------
(1) Includes 193,371 options exercised for $335,681 cash and 48,566 options exercised by exchange for 11,609 shares of common stock, which were canceled.

(2) Includes 68,893 options exercised for $146,343 cash and 223,642 options exercised by exchange for 42,028 shares of common stock, which were canceled.

(3) Includes 36,402 options exercised for $101,188 cash and 12,714 options exercised by exchange for 5,742 shares of common stock, which were canceled.

     The status of options outstanding as of the end of fiscal 1999 is summarized as follows:

                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                  --------------------------------------------------   -------------------------------
                                   WEIGHTED AVERAGE      WEIGHTED                          WEIGHTED
                      NUMBER          REMAINING          AVERAGE           NUMBER          AVERAGE
 PRICE CATEGORY    OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE    OUTSTANDING     EXERCISE PRICE
 --------------   --------------   ----------------   --------------   --------------   --------------
$ 0.75                 39,447         1.25 years          $ 0.75            38,076          $ 0.75
$ 1.14 to $ 2.25      230,233         3.57 years            2.18           230,233            2.18
$ 4.38 to $ 5.88      697,996         7.70 years            5.23           379,251            5.20
$ 6.00 to $ 7.81      960,415         8.13 years            6.41           309,848            6.43
$ 8.00 to $ 9.75    1,011,708         9.03 years            8.38           119,783            8.74
$10.00 to $12.00      158,668         6.79 years           10.37           103,401           10.34
$15.00 to $15.75       28,025         6.16 years           15.62            26,775           15.65
$30.00                 13,332         6.42 years           30.00            13,332           30.00
                    ---------                                            ---------
$ 0.75 to $30.00    3,139,824         7.81 years            6.78         1,220,699            6.09
                    =========                                            =========

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

 9. RELATED PARTIES

     In 1992 the Company entered into an agreement to sell common stock, representing 26% of the Company, to COBE Laboratories, Inc., "COBE" which included several provisions including a standstill agreement. The Company and COBE also finalized a licensing, manufacturing, and distribution agreement which provides for a royalty-bearing license to the Company's biomaterial technology for use in certain of COBE's products, among other items. The licensing agreement was amended in 1999 to split the license into two separate agreements at the time of the sale of a portion of COBE's cardiovascular business. One is retained by COBE Laboratories, now called Gambro, Inc., a major shareholder of the Company, and the other was granted to Sorin COBE Cardiovascular when that division of Gambro was sold to Sorin. In 1997, the Company's obligation to manufacture biomaterials and distribute products through COBE terminated.

     Sales to COBE and its affiliates for 1999, 1998 and 1997 were $167,000, $145,000 and $312,000, respectively. Receivables from COBE and its affiliates were $17,100 and nil at the end of fiscal years 1999 and 1998, respectively.

     For other related party transactions, see Note 12.

10. TAXES ON INCOME

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

     Significant components of the Company's net deferred taxes are as follows:

                                                                   FISCAL YEAR
                                                           ---------------------------
                                                               1999           1998
                                                           ------------    -----------
Deferred tax assets:
  Federal tax loss carryforward (as adjusted for the
     limitation on change in ownership)..................  $  6,920,000    $ 7,400,000
  State tax loss carryforward............................       375,000        425,000
  Deferred revenue.......................................       450,000             --
  Foreign................................................       750,000        410,000
  Credits (research and manufacturing)...................       970,000        750,000
  Other, net.............................................       685,000        440,000
                                                           ------------    -----------
          Total..........................................    10,150,000      9,425,000
  Less: Valuation allowance..............................   (10,150,000)    (9,425,000)
                                                           ------------    -----------
                                                           $         --    $        --
                                                           ============    ===========

     At the end of fiscal 1999, the Company had net operating loss ("NOL") carryforwards of approximately $20.5 million. The majority of such carryforwards expire from 2003 through 2018. Use of the $7.4 million NOL which arose prior to the greater than 50% change in ownership which occurred in 1992 is limited to approximately $440,000 per year due to such change.

     Due to these limitations and due to the fact that the Company has sustained cumulative losses, the potential future benefit from these deferred assets are fully reserved by means of a valuation allowance and will therefore produce a financial statement benefit if and when utilized.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

     A reconciliation between the effective tax rate and the statutory federal rate follows:

                                                              FISCAL YEAR
                                     -------------------------------------------------------------
                                           1999                 1998                  1997
                                     -----------------    -----------------    -------------------
Income tax benefit at statutory
  rate.............................  $(608,000)  (34.0)%  $(789,000)  (34.0)%  $(1,496,000)  (34.0)%
State taxes........................    (98,000)   (5.5)     (70,000)   (3.0)       (91,000)   (2.1)
Increase in tax credit
  carryforwards....................   (115,000)   (6.4)     (96,000)   (4.1)      (855,000)  (19.4)
Increase in valuation allowance....    725,000    40.5      975,000    42.0      2,665,000    60.6
Other, net.........................     96,000     5.4      (20,000)    (.9)      (223,000)   (5.1)
                                     ---------   -----    ---------   -----    -----------   -----
                                     $      --      --    $      --      --    $        --      --
                                     =========   =====    =========   =====    ===========   =====

11. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

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

     In 1997, one domestic customer accounted for slightly over 10% of total product sales. No receivable was outstanding from this customer at the end of fiscal 1997. No customer accounted for greater than 10% of product sales or receivables in 1999 or 1998.

                                GEOGRAPHIC AREAS

                                                             FISCAL YEAR
                                               ----------------------------------------
                                                  1999           1998           1997
                                               -----------    -----------    ----------
Product Sales:
  International
     Europe..................................  $ 3,597,973    $ 2,718,794    $1,094,516
     All Other...............................    1,606,447      1,497,584       793,339
                                               -----------    -----------    ----------
          Subtotal...........................    5,204,420      4,216,378     1,887,855
     Domestic................................   17,303,464     12,103,153     7,553,447
                                               -----------    -----------    ----------
          Total..............................  $22,507,884    $16,319,531    $9,441,302
                                               ===========    ===========    ==========

                                                                    FISCAL YEAR
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Long-lived assets:
  International -- Europe...................................  $  377,958    $  318,310
  Domestic..................................................   9,182,856     9,307,080
                                                              ----------    ----------
          Total.............................................  $9,560,814    $9,625,390
                                                              ==========    ==========

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                          CLASSES OF SIMILAR PRODUCTS

                                                             FISCAL YEAR
                                               ----------------------------------------
                                                  1999           1998           1997
                                               -----------    -----------    ----------
Product Sales:
  Circulatory Support........................  $21,768,089    $15,637,756    $8,831,455
  Vascular Graft.............................      739,795        681,775       300,120
  Biomaterial Manufacturing..................           --             --       309,727
                                               -----------    -----------    ----------
          Total..............................  $22,507,884    $16,319,531    $9,441,302
                                               ===========    ===========    ==========

     See Note 9 for discussion of Biomaterial Manufacturing.

12. COMMITMENTS

     In October 1997, the Company executed a four-year agreement with Arrow International, Inc. ("Arrow") to supply the mechanical valves for the VAD system disposable blood pump used in the Company's VAD system. As of January 1, 2000, the remaining long-term purchase commitment associated with this agreement was approximately $1.8 million.

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

     In January 2000, the Company entered into a four-year employment agreement with a key executive officer. This employment agreement provides for, among other provisions, a minimum base salary, an annual bonus based on performance, and a severance package.

     The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company's business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     See Notes 6 and 9 for additional commitments.

13. RETIREMENT SAVINGS PLAN

     Effective January 1997, the Company implemented a 401(k) Plan (the "Plan") covering all employees who have met certain eligibility requirements. Under the Plan, employees may elect to contribute up to 18% of their eligible compensation to the Plan, subject to certain limitations. The Company matches employee contributions at 25% up to the first 6% of employees' compensation. Employees vest at the rate of 25% per year with full vesting after four years of service with the Company. For fiscal years 1999, 1998 and 1997, the Company made contributions to the Plan of approximately $91,000, $54,000 and nil, respectively.