Form 10-K405/A
period 2000-01-01
THORATEC LABORATORIES CORP
filed 2000-03-31
CIK 350907

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                              AMENDMENT NO.1 TO
                                   FORM 10-K

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

Date: March 30, 2000

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