Form 10-Q
period 2000-04-01
THORATEC LABORATORIES CORP
filed 2000-05-09
CIK 350907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2000 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to
        ___________


COMMISSION FILE NUMBER:  1-8145


                        THORATEC LABORATORIES CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                  California                              94-2340464
-----------------------------------------------   ------------------------------
        (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                Identification No.)


 6035 Stoneridge Drive, Pleasanton, California               94588
-----------------------------------------------   ------------------------------
   (Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code:  (925) 847-8600


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        As of May 8, 2000 registrant had 22,130,385 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                             Period Ended
                                                  -----------------------------------
                                                  First Quarter 2000   Year-end 1999
                                                  ------------------   --------------
ASSETS
Current Assets:
Cash and cash equivalents                            $  2,536,395       $  1,696,522
Short-term investments available-for-sale                      --            276,464
Receivables                                             5,708,961          5,453,187
Inventories (Note 3)                                    7,298,507          6,611,487
Prepaid expenses and other                                332,254            425,317
                                                     ------------       ------------
Total Current Assets                                   15,876,117         14,462,977
Equipment and improvements, at cost                    12,287,096         12,228,805
Accumulated depreciation and amortization              (2,994,269)        (2,667,991)
                                                     ------------       ------------
Equipment and leasehold improvements - net              9,292,827          9,560,814
Other Assets                                            1,450,777          1,036,647
                                                     ------------       ------------
TOTAL ASSETS                                         $ 26,619,721       $ 25,060,438
                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                     $  2,229,590       $  1,703,089
Accrued compensation                                    1,055,307          1,466,147
Deferred distributor revenue (Note 4)                     284,765            284,765
Other                                                     575,132            475,870
                                                     ------------       ------------
Total Current Liabilities                               4,144,794          3,929,871
Long-term deferred distributor revenue (Note 4)           783,103            854,294
                                                     ------------       ------------
Total liabilities                                       4,927,897          4,784,165
                                                     ------------       ------------
Shareholders' Equity:
Common shares, 100,000,000 authorized;
 issued and outstanding 20,630,385 in 2000
 and 20,466,326 in 1999                                73,691,498         72,911,638
Paid-in capital                                         2,541,223          2,541,223
Accumulated deficit                                   (54,542,642)       (55,191,216)
Other comprehensive loss:
Cumulative translation adjustments                          1,745             14,628
                                                     ------------       ------------
Total Shareholders' Equity                             21,691,824         20,276,273
                                                     ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 26,619,721       $ 25,060,438
                                                     ============       ============


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         First Quarter
                                                ------------------------------
                                                    2000              1999
                                                ------------      ------------
Product sales                                   $  7,605,836      $  5,375,473
Cost of product sales                              2,931,969         2,347,598
                                                ------------      ------------
Gross profit                                       4,673,867         3,027,875
                                                ------------      ------------
Operating expenses:
  Research and development                         1,604,865         1,153,225
  Selling, general and administrative              2,763,852         2,374,512
                                                ------------      ------------
 Total operating expenses                          4,368,717         3,527,737
                                                ------------      ------------
Other operating income (Note 4)                      402,794            71,191
                                                ------------      ------------
Income (loss) from operations                        707,944          (428,671)
Interest and other income - net  (Note 1)              3,531            99,046
                                                ------------      ------------
Income (loss) before taxes                           711,475          (329,625)
Income tax expense                                    62,901             5,987
                                                ------------      ------------
Net income (loss)                               $    648,574      $   (335,612)
                                                ============      ============
Earnings (loss) per share:
 Basic                                          $       0.03      $      (0.02)
 Diluted                                        $       0.03      $      (0.02)
Shares used to compute earnings (loss) per
 share:
 Basic                                            20,537,038        20,426,011
 Diluted                                          22,072,229        20,426,011

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                                     First Quarter
                                               ------------------------
                                                  2000           1999
                                               ---------      ---------
 Net income (loss)                             $ 648,574      $(335,612)
 Other net comprehensive income:
  Unrealized loss on securities                       --           (920)
  Foreign currency translation adjustments        12,883       (192,979)
                                               ---------      ---------
 Comprehensive income (loss)                   $ 661,457      $(529,511)
                                               =========      =========


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      First Quarter
                                                              -----------------------------
                                                                 2000              1999
                                                              -----------       -----------
Cash flows from operating activities:
 Net income (loss)                                            $   648,574       $  (335,612)
 Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
 Amortization of deferred distributor revenue                     (71,191)          (71,192)
 Loss on disposal of capital assets                                66,312                 -
 Depreciation and amortization                                    331,978           201,418
 Changes in assets and liabilities:
 Receivables                                                     (282,897)         (406,359)
 Prepaid expenses and other                                        92,928            47,091
 Inventories                                                     (701,382)          (92,491)

 Other assets                                                      (6,549)           (8,586)
 Accounts payable and other liabilities                          (115,481)         (807,033)
 Deferred distributor revenue                                          --         1,423,823
                                                              -----------       -----------
       Net cash used in operating activities                      (37,708)          (48,941)
                                                              -----------       -----------
Cash flows from investing activities:
  Purchases of short-term investments available-for-sale         (283,888)       (2,930,041)
  Maturities of short-term investments available-for-sale         276,137         2,615,000
  Sales of short-term investments available-for-sale              284,215           266,263
  Capital expenditures                                           (139,558)         (265,614)
                                                              -----------       -----------
       Net cash provided by (used in) investing activities        136,906          (314,392)
                                                              -----------       -----------
Cash flows from financing activities:
  Common stock issued upon exercise of options                    779,860            35,527
  Deferred financing charges                                      (34,874)               --
                                                              -----------       -----------
        Net cash provided by financing activities                 744,986            35,527
                                                              -----------       -----------
Effect of exchange rate changes on cash                            (4,311)          (15,714)
                                                              -----------       -----------
Net increase (decrease) in cash and cash equivalents              839,873          (343,520)
Cash and cash equivalents at beginning of period                1,696,522         2,712,686
                                                              -----------       -----------
Cash and cash equivalents at end of period                    $ 2,536,395       $ 2,369,166
                                                              ===========       ===========
Noncash Investing Transaction:
     Capital assets in accounts payable                       $    51,716       $    43,777
Noncash Financing Transaction:
     Deferred financing charges  in accounts payable          $   380,186       $        --


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      BASIS OF PRESENTATION

        The interim consolidated financial statements presented have been prepared by us without audit and, in our opinion, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows for the three months ended April 1, 2000 (first quarter 2000) and the three months ended April 3, 1999 (first quarter 1999). The results of operations for any interim period are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of the end of 1999, (January 1, 2000) has been derived from the consolidated financial statements that have been audited by our independent public accountants. The consolidated financial statements and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in our annual consolidated financial statements and notes. We suggest that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the 1999 year, filed with the Securities and Exchange Commission.

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

        All assets and liabilities of our non-United States operations are translated into United States dollars at the fiscal period-end exchange rates, and, except as follows, the resulting translation adjustments are included in comprehensive income. Exchange rate fluctuations resulting from the period-end translation of the current portion of the intercompany obligation of our wholly-owned subsidiary into United States dollars are recorded in the income statement as foreign currency translation gains or losses and are included in interest and other income. Net foreign currency translation loss in the first quarter of 2000 was approximately $71,000 and zero in the first quarter of 1999.

        The calculation of diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for the first quarter 1999 excludes the effect of any such instruments as their inclusion would be anti-dilutive.

        We have made certain reclassifications to the 1999 amounts to conform to the 2000 presentation.

2.      RECENTLY ISSUED ACCOUNTING STANDARD

        During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. Such Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have not yet evaluated the impact of the new standard.

3.      INVENTORIES

 Inventories consist of the following:

                               Period Ended
                 --------------------------------------
                 First Quarter 2000       Year end 1999
                 ------------------       -------------

Finished goods       $3,392,178             $3,163,055
Work in process       2,428,545              2,033,194
Raw materials         1,477,784              1,415,238
                     ----------             ----------
Total                $7,298,507             $6,611,487
                     ==========             ==========

4.      LICENSE AGREEMENT AND DISTRIBUTION AGREEMENT

        In the first quarter of 2000, we amended the license granted to Gambro, Inc., formerly known as COBE Laboratories, Inc., to be a fully paid-up, world-wide, irrevocable field-of-use license and sublicense (with the right to sublicense others) for our biomaterials to be used in some of Gambro's products. The original license was granted in 1992 and was for use in renal dialysis devices, blood component devices and blood tubing sets and accessories used in direct connection with any of these. We received a one-time payment of approximately $330,000 in the first quarter of 2000 in conjunction with this amendment, which is included in other operating income in the first quarter of 2000. Thoratec has no continuing obligation to Gambro under this license agreement.

        During the first quarter of 1999, we entered into a five-year distribution agreement with Guidant Corporation. Under the terms of the agreement, Guidant receives exclusive worldwide marketing and distribution rights to our Vectra(TM) vascular access graft product line, except in Japan. In exchange for these rights, Guidant made a $1.5 million non-refundable payment in the first quarter of 1999, and will pay up to an additional $2 million when the Vectra product line receives FDA approval for use in the United States. Guidant also agreed to provide a four-year, unsecured line of credit in the amount of $10 million to us, which may be used, if needed, for a variety of business purposes. In the first quarter of 1999, we began recognizing the $1.5 million contract payment ratably over the five-year life of the contract. Other operating income in the first quarter of 2000 and the first quarter of 1999 each include approximately $71,000 of such payment amortization.

5.  SUBSEQUENT EVENT

        In April 2000, subsequent to the end of the first quarter, we sold, through an underwritten public offering, 2,000,000 shares of common stock at $10.00 per share. Included in the 2,000,000 shares were 500,000 shares offered by Gambro Inc., a major shareholder of our company, for which we received no proceeds. On April 19, 2000, we received a total of $14,145,000, after deducting underwriting discounts, from which approximately $650,000 in offering-related costs will be paid. Underwriting discounts and the other estimated offering-related costs were recorded as an offset to common stock at the closing of the offering in April. In addition, the underwriters were granted a 30-day option to purchase from us and Gambro up to 300,000 additional shares of common stock to cover any over-allotments, of which the proceeds from up to 225,000 shares would be received by us. As of May 3, 2000, this over-allotment option has not yet been exercised.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At the end of the first quarter of 2000 we had working capital of $11.7 million compared with $10.5 million at the end of 1999. Cash, cash equivalents, and short-term investments available for sale increased $563,000 to $2.5 million principally due to receipt of a $350,000 license payment from Gambro, Inc., discussed below, and $780,000 from stock option exercises. Accounts receivable increased $256,000 to $5.7 million on higher sales in the first quarter of 2000 compared to the fourth quarter of 1999. Inventories increased $687,000 to $7.3 million in preparation for planned increases in product sales. Current liabilities increased $215,000 to $4.1 million, principally from accrued costs associated with our public stock offering, costs related to our annual report to shareholders and costs of other year-end statutory reports. These increases were partially offset by a decrease in accrued compensation due to payment of 1999 accrued bonuses and commissions in the first quarter of 2000.

In the first quarter of 2000, we amended the license granted to Gambro, Inc., formerly known as COBE Laboratories, Inc., to be a fully paid-up, world-wide, irrevocable field-of-use license and sublicense (with the right to sublicense others) for our biomaterials to be used in some of Gambro's products. The original license was granted in 1992 and was for use in renal dialysis devices, blood component devices and blood tubing sets and accessories used in direct connection with any of these. We received a one-time payment of approximately $330,000 in the first quarter of 2000 in conjunction with this amendment, which is included in other operating income in the first quarter of 2000. Thoratec has no continuing obligation to Gambro under this license agreement.

In April 2000, subsequent to the end of the first quarter, we sold, through an underwritten public offering, 2,000,000 shares of common stock at $10.00 per share. Included in the 2,000,000 shares were 500,000 shares offered by Gambro Inc., a major shareholder of our company, for which we received no proceeds. On April 19, 2000, we received a total of $14,145,000, after deducting underwriting discounts, from which approximately $650,000 in offering-related costs will be paid. Underwriting discounts and the other estimated offering-related costs were recorded as an offset to common stock at the closing of the offering in April. In addition, the underwriters were granted a 30-day option to purchase from us and Gambro up to 300,000 additional shares of common stock to cover any over-allotments, of which the proceeds from up to 225,000 shares would be received by us. As of May 3, 2000, this over-allotment option has not yet been exercised. We intend to use the net proceeds for clinical trials of products under development, expansion of our sales and marketing capabilities, research and development, potential acquisitions of complementary technology, working capital and other general corporate purposes.

We believe that expected cash flow from operations, in conjunction with the proceeds of the public offering discussed above, will be sufficient to fund our operations for at least the next twelve months. We expect that our operating expenses will increase in future periods as we spend more on product manufacturing, marketing and research and development of new product lines. Although we were profitable in the first quarter of 2000, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We do not expect that inflation will have a material impact on our operations.

Results of Operations

First quarter of 2000 and 1999

Product sales in the first quarter of 2000 were $7.6 million compared to $5.4 million in the first quarter of 1999, an increase of approximately $2.2 million or 41%. The increase is attributable to sales of our VAD System disposable blood pumps and cannulae, which increased to approximately $6.7 million in the first quarter of 2000 from $4.2 million in the first quarter of 1999, an increase of approximately $2.5 million or 60%. The growth of sales in VAD disposables was primarily attributable to a 43% increase in the quantity of VAD pumps sold. The total number of centers using our VAD system increased to 140 at the end of the first quarter of 2000 from 101 at the end of the first quarter of 1999. An increase of 8.5% in the average selling price of our domestic VAD pumps and a geographic sales mix favoring the United States also contributed to the increase in revenue as compared to the first quarter of last year.

Gross profit was $4.7 million, representing approximately 61% of product sales for the first quarter of 2000 compared to a gross profit of $3.0 million representing approximately 56% of product sales for the first quarter of 1999. The increase in gross profit percentage was due to a higher proportion of VAD System disposables being sold in the United States in the first quarter of 2000 compared to the first quarter of 1999. VAD disposable products sold in the United States generally have a higher gross margin than those sold in the rest of the world. In addition, the average selling price of VAD pumps sold in the United States was higher in the first quarter of 2000 compared to the first quarter of 1999. Partially offsetting the favorable geographic sales mix and higher domestic average selling prices for the VAD System disposables was approximately $420,000 in higher manufacturing, service and retrofitting costs associated with a component used in the TLC-II portable driver.

Research and development expenses remained constant at 21% of product sales in the first quarters of both 2000 and 1999. These expenses increased to $1.6 million in the first quarter of 2000 from $1.2 million in the first quarter of 1999, an increase of $452,000, or 39%. Of the total increase in research and development expenses, $140,000 was due to the implantable version of our ventricular assist device, $76,000 to graft products, $76,000 to the TLC-II, and $134,000 to indirect engineering and manufacturing expenses, representing higher overall facilities expenses and higher levels of support from quality assurance and manufacturing personnel.

Selling, general and administrative expenses increased to $2.8 million in the first quarter of 2000, representing 36% of sales, from $2.4 million in first quarter of 1999, representing 44% of sales, an increase of $389,000 or 16%. Of the total increase in selling, general, and administrative expenses, $227,000 is associated with the continued development of the domestic and European sales organizations and other promotional activities, and $162,000 is associated with various administrative expenses, principally related to increased personnel expenses and expenses related to our annual report to shareholders and other year-end statutory reports.


Forward-Looking Statements

The statements in this report that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. These risks include those related to government regulatory approval processes, delays in product development and new product introductions, announcements by our competitors, single source suppliers, rapidly changing technology, an intensely competitive market, market acceptance of new products, reimbursement policies and general economic conditions. These factors, and others, are discussed more fully in our annual report on Form 10-K for 1999 and our other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. These forward-looking statements speak only as of the date hereof.

We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

We do not currently use derivative financial instruments in our operations or investment portfolio. We do not have material exposure to market risk associated with changes in interest rates as we have no long-term debt obligations or long-term investments outstanding. Our investment portfolio at the end of 1999 consisted of short-term corporate debt instruments and Federal government agency debt instruments that were classified as available-for-sale. The weighted average maturity of our investment portfolio was less than 90 days in 1999. We did not have any investments at the end of the first quarter of 2000. We do not expect to be subject to material interest rate risk with respect to our short-term investments. We do not believe we have any other material exposure to market risk associated with interest rates.

Although we conduct business in foreign countries, our international operations consist primarily of sales and service personnel for our VAD System. These employees report into our U.S. sales and marketing group and are internally reported as part of that group. Our net foreign currency transaction losses were approximately $71,000 in the first quarter of 2000 and nil in the first quarter of 1999. We do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

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




                                  THORATEC LABORATORIES CORPORATION


Date: May 8, 2000                           /s/ D. Keith Grossman
                                  ------------------------------------------
                                  D. Keith Grossman, Chief Executive Officer

Date: May 8, 2000                            /s/ Cheryl D. Hess
                                  ------------------------------------------
                                  Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX



               Exhibit Number                               Document
               --------------                               --------

                     27                             Financial Data Schedule