Form 10-Q
period 2000-07-01
THORATEC LABORATORIES CORP
filed 2000-08-11
CIK 350907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      for the quarterly period ended July 1, 2000 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      for the transition period from __________ to ___________

COMMISSION FILE NUMBER: 1-8145

                        THORATEC LABORATORIES CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               California                              94-2340464
     -------------------------------              -------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

         6035 Stoneridge Drive,
         Pleasanton, California                           94588
     -------------------------------              -------------------
          (Address of Principal                        (Zip Code)
           Executive Offices)

Registrant's telephone number, including area code: (925) 847-8600

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of August 9, 2000 registrant had 22,380,658 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               Period End
                                                     -------------------------------
                                                        Fiscal          Fiscal Year
                                                       June 2000          End 1999
                                                     ------------       ------------
ASSETS

Current Assets:
Cash and cash equivalents                            $  5,937,966       $  1,696,522
Short-term investments available-for-sale              12,254,321            276,464
Receivables                                             5,500,803          5,453,187
Inventories (Note 3)                                    7,839,247          6,611,487
Prepaid expenses and other                                246,905            425,317
                                                     ------------       ------------
Total Current Assets                                   31,779,242         14,462,977
Equipment and improvements, at cost                    12,499,384         12,228,805
Accumulated depreciation and amortization              (3,295,219)        (2,667,991)
                                                     ------------       ------------
Equipment and leasehold improvements - net              9,204,165          9,560,814
Other Assets                                            1,053,074          1,036,647
                                                     ------------       ------------
TOTAL ASSETS                                         $ 42,036,481       $ 25,060,438
                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                     $  1,173,054       $  1,703,089
Accrued compensation                                    1,494,126          1,466,147
Deferred distributor revenue (Note 4)                     284,765            284,765
Other                                                     588,320            475,870
                                                     ------------       ------------
Total Current Liabilities                               3,540,265          3,929,871
Long-term deferred distributor revenue (Note 4)           711,913            854,294
                                                     ------------       ------------
Total Liabilities                                       4,252,178          4,784,165
                                                     ------------       ------------

Shareholders' Equity:
Common shares, 100,000,000 authorized;
   issued and outstanding 22,369,261 in 2000
   and 20,466,326 in 1999                              89,446,729         72,911,638
Paid-in capital                                         2,541,223          2,541,223
Accumulated deficit                                   (54,188,713)       (55,191,216)

Other comprehensive loss:
Cumulative translation adjustments                        (14,936)            14,628
                                                     ------------       ------------
Total Shareholders' Equity                             37,784,303         20,276,273
                                                     ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 42,036,481       $ 25,060,438
                                                     ============       ============

See notes to condensed consolidated financial statements

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended Fiscal June            Six Months Ended Fiscal June
                                           -------------------------------         -------------------------------
                                               2000               1999                 2000               1999
                                           -----------        ------------         -----------        ------------
Product sales                              $ 7,261,021        $  4,891,678         $14,866,857        $ 10,267,151

Cost of product sales                        2,560,869           1,661,166           5,492,838           4,008,764
                                           -----------        ------------         -----------        ------------

Gross profit                                 4,700,152           3,230,512           9,374,019           6,258,387
                                           -----------        ------------         -----------        ------------

Operating expenses:
  Research and development                   1,873,460           1,277,850           3,478,325           2,431,075
  Selling, general and
    administrative                           2,665,999           2,206,336           5,429,851           4,580,848

                                           -----------        ------------         -----------        ------------
     Total operating expenses                4,539,459           3,484,186           8,908,176           7,011,923
                                           -----------        ------------         -----------        ------------

Other operating income (Note 4)                 71,191              71,192             473,985             142,383
                                           -----------        ------------         -----------        ------------

Income (loss) from operations                  231,884            (182,482)            939,828            (611,153)

Interest and other income - net                133,592             130,701             137,123             229,747
(Note 1)

                                           -----------        ------------         -----------        ------------
Income (loss) before taxes                     365,476             (51,781)          1,076,951            (381,406)

Income tax expense (Note 7)                     11,547               1,119              74,448               7,106
                                           -----------        ------------         -----------        ------------

Net income (loss)                          $   353,929        $    (52,900)        $ 1,002,503        $   (388,512)
                                           ===========        ============         ===========        ============

Earnings (loss) per share: (Note 6)
   Basic                                   $      0.02        $      (0.00)        $      0.05        $      (0.02)
   Diluted                                 $      0.02        $      (0.00)        $      0.04        $      (0.02)

Shares used to compute earnings
(loss) per share: (Note 6)
   Basic                                    21,978,447          20,437,158          21,257,742          20,431,584
   Diluted                                  23,473,850          20,437,158          22,778,570          20,431,584

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended Fiscal June
                                                           ------------------------------
                                                               2000               1999
                                                           ------------       -----------
Cash flows from operating activities:
   Net income (loss)                                       $  1,002,503       $  (388,512)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
      Amortization of deferred distributor revenue             (142,381)         (142,382)
      Loss on disposal of capital assets                         66,312             2,034
      Depreciation and amortization                             654,852           468,290
      Changes in assets and liabilities:
         Receivables                                           (151,792)          209,465
         Prepaid expenses and other                             177,323           218,931
         Inventories                                         (1,282,080)       (1,294,693)
         Other assets                                           (16,705)          (17,611)
         Accounts payable and other liabilities                (213,013)         (625,557)
         Deferred distributor revenue                                --         1,423,823
                                                           ------------       -----------
      Net cash provided by (used in) operating
      activities                                                 95,019          (146,212)
                                                           ------------       -----------

Cash flows from investing activities:
   Purchases of short-term investments
      available-for-sale                                    (12,538,209)       (5,101,483)
   Maturities of short-term investments
      available-for-sale                                        276,137         4,224,000
   Sales of short-term investments available-for-sale           284,215           813,572
   Capital expenditures                                        (435,482)         (434,784)
                                                           ------------       -----------

      Net cash used in investing activities                 (12,413,339)         (498,695)
                                                           ------------       -----------

Cash flows from financing activities:
   Net proceeds from public offering of common stock         15,720,709                --
   Common stock issued upon exercise of options                 869,253            45,476
                                                           ------------       -----------
      Net cash provided by financing activities              16,589,962            45,476
                                                           ------------       -----------

Effect of exchange rate changes on cash                         (30,198)          (34,824)
                                                           ------------       -----------

Net increase (decrease) in cash and cash equivalents          4,241,444          (634,255)

Cash and cash equivalents at beginning of period              1,696,522         2,712,686
                                                           ------------       -----------

Cash and cash equivalents at end of period                 $  5,937,966       $ 2,078,431
                                                           ============       ===========

Noncash Investing Transaction:
      Capital assets in accounts payable                   $     15,561       $    42,139

Noncash Financing Transaction:
      Deferred financing charges in accounts payable       $     54,871       $        --

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                            Three Months Ended               Six Months Ended
                                                Fiscal June                     Fiscal June
                                         ------------------------       ---------------------------
                                            2000           1999             2000            1999
                                         ---------       --------       -----------       ---------
Net income (loss)                        $ 353,929       $(52,900)      $ 1,002,503       $(388,512)
   Other net comprehensive income:
      Unrealized loss on securities             --         (1,618)               --          (2,538)
      Foreign currency translation
         adjustments                       (16,681)       (36,400)          (29,564)       (229,379)
                                         ---------       --------       -----------       ---------
   Comprehensive income (loss)           $ 337,248        (90,918)          972,939       $(620,429)
                                         =========       ========       ===========       =========

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The interim consolidated financial statements presented have been prepared by us without audit and, in our opinion, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at July 1, 2000 (second quarter 2000) and for the three and six-month periods ended July 1, 2000 (second quarter and first half 2000) and the three and six-month periods ended July 3, 1999 (second quarter and first half 1999). The results of operations for any interim period are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of the end of 1999 (January 1, 2000), has been derived from the consolidated financial statements that have been audited by our independent public accountants. The consolidated financial statements and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in our annual consolidated financial statements and notes. We suggest that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the 1999 year, filed with the Securities and Exchange Commission.

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

      All assets and liabilities of our non-United States operations are translated into United States dollars at the fiscal period-end exchange rates, and, except as follows, the resulting translation adjustments are included in comprehensive income. Exchange rate fluctuations resulting from the period-end translation of the current portion of the intercompany obligation of our wholly-owned subsidiary into United States dollars are recorded in the income statement as foreign currency exchange gains or losses and are included in interest and other income. Net foreign currency exchange loss was approximately $130,000 in the second quarter 2000, approximately $201,000 in the first half 2000, and zero for both the second quarter 1999 and the first half 1999.

      The calculation of diluted EPS takes into account the effect of dilutive instruments, such as stock options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for the first quarter and the first half 1999 excludes the effect of any such instruments as their inclusion would be anti-dilutive.

      We have made certain reclassifications to the 1999 amounts to conform to the 2000 presentation.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

      During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. Such Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have not yet evaluated the impact of the new standard.

      In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Based on these guidelines, revenue should not be recognized until it is realized or realizable and earned. We will adopt this statement in the fourth fiscal quarter of our fiscal year ending December 30, 2000. We do not expect any material impact as a result of adopting the guidelines of this standard.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), that clarifies guidance for certain issues related to the application of APB Opinion No. 25, Accounting for Stock Issued to employees (APB 25). Such statement is effective for all new awards and modifications after June 30, 2000. Management has not yet evaluated the impact of FIN 44.

3.    INVENTORIES

      Inventories consist of the following:

                                                  Period Ended
                                         ------------------------------
                                         Second Quarter       Year end
                                              2000              1999
                                         --------------      ----------
      Finished goods                       $4,122,871        $3,163,055

      Work in process                       2,078,829         2,033,194

      Raw materials                         1,637,547         1,415,238
                                           ----------        ----------

      Total                                $7,839,247        $6,611,487
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

      During the first quarter of 1999, we entered into a five-year distribution agreement with Guidant Corporation. Under the terms of the agreement, Guidant receives exclusive worldwide marketing and distribution rights to our Vectra(TM) vascular access graft product line, except in Japan. In exchange for these rights, Guidant made a $1.5 million non-refundable payment in the first quarter of 1999, and will pay up to an additional $2 million when the Vectra product line receives FDA approval for use in the United States. In the first quarter of 1999, we began recognizing the $1.5 million contract payment ratably over the five-year life of the contract. Other operating income in 2000 and 1999 include approximately $71,000 of such payment amortization in each of the first two quarters.


5.    PUBLIC OFFERING

      In April 2000, we sold, through an underwritten public offering, 2,000,000 shares of common stock at $10.00 per share. Included in the 2,000,000 shares were 500,000 shares offered by Gambro Inc., a major shareholder of our company, for which we received no proceeds. In addition, the underwriters exercised a 30-day option to purchase from us and Gambro 300,000 shares of common stock to cover any over-allotments, of which the proceeds from 225,000 shares were received by us. After deducting underwriting discounts of approximately $983,000, we received a total of $16,267,000, from which approximately $600,000 in offering-related costs have been paid. Underwriting discounts and the other estimated offering-related costs were recorded as an offset to common stock at the closing of the offering. We intend to use the net proceeds for clinical trials of products under development, expansion of our sales and marketing capabilities, research and development, potential acquisitions of complementary technology, working capital and other general corporate purposes.

6.    EARNINGS PER SHARE

      Basic earnings per share ("EPS") excludes potentially dilutive securities and is computed by dividing our net income (loss) by the weighted average of our common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. We convert common stock options and warrants into diluted potential shares using the treasury stock method.

      The EPS calculation for the periods presented excludes certain stock options and stock warrants because their effect would have been antidilutive due to the options' exercise prices exceeding the average market price for the common stock.

      Basic and diluted earnings per share were calculated as follows:

                                          Three Months Ended                   Six Months Ended
                                      June 2000         June 1999         June 2000         June 1999
                                     -----------------------------       -----------------------------
      Net income (loss)              $   353,929      $    (52,900)      $ 1,002,503      $   (388,512)

      Shares:
      Weighted average common
         shares outstanding           21,978,447        20,437,158        21,257,742        20,431,584
      Effect of stock options          1,495,403                --         1,520,828                --
                                     -----------      ------------       -----------      ------------
      Total basic and diluted
         shares                       23,473,850        20,437,158        22,778,570        20,431,584
                                     ===========      ============       ===========      ============
      Basic net income (loss)
         per common share            $      0.02      $      (0.00)      $      0.05      $      (0.02)
      Diluted net income (loss)
         per common share            $      0.02      $      (0.00)      $      0.04      $      (0.02)

7.    INCOME TAXES

      The provision for income taxes was approximately $12,000 and $74,000 for the three and six-month periods ended fiscal June 2000. The effective tax rate was 3% and 7% for the respective periods and is lower than the statutory U.S. tax rate of 35% for 2000 due primarily to the realization of net operating loss carryforwards and the effect of state and local taxes. The provision for income taxes was approximately $1,000 and $7,000 for the three and six-month periods ended fiscal June 1999 and represents state and local taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At the end of the first half of 2000 we had working capital of $28.2 million compared with $10.5 million at the end of 1999. Cash, cash equivalents, and short-term investments available for sale increased $16.2 million to $18.2 million principally due to net proceeds received from the recent public offering of $15.6 million, a $350,000 license payment from Gambro, Inc., discussed below, and $869,000 from stock option exercises, less capital expenditures of $435,000. Accounts receivable remained fairly flat based on similar product sales in the second quarter of 2000 compared to the fourth quarter of 1999. Inventories increased $1.2 million to $7.8 million in preparation for planned increases in product sales and a higher number of units available for our rent-to-own program. Current liabilities decreased $390,000 to $3.5 million, principally from the timing of payments made for inventory purchases. These decreases were partially offset by an increase in accrued warranty costs for the rework of our TLC-II(TM) Portable VAD Drivers (our TLC-II) currently at customers'sites and in our inventory.

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

In April 2000, we sold, through an underwritten public offering, 2,000,000 shares of common stock at $10.00 per share. Included in the 2,000,000 shares were 500,000 shares offered by Gambro Inc., a major shareholder of our company, for which we received no proceeds. In addition, the underwriters exercised a 30-day option to purchase from us and Gambro 300,000 shares of common stock to cover over-allotments, of which the proceeds from 225,000 shares were received by us. After deducting underwriting discounts of approximately $983,000, we received a total of $16,267,000, from which approximately $600,000 in offering-related costs have been paid. Underwriting discounts and the other estimated offering-related costs were recorded as an offset to common stock at the closing of the offering. We intend to use the net proceeds for clinical trials of products under development, expansion of our sales and marketing capabilities, research and development, potential acquisitions of complementary technology, working capital and other general corporate purposes.

We believe that expected cash flow from operations, in conjunction with the proceeds of the public offering discussed above, will be sufficient to fund our operations for at least the next twelve months. We expect that our operating expenses will increase in future periods as we spend more on product manufacturing, marketing and research and development of new product lines. Although we were profitable in the first half of 2000, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We do not expect that inflation will have a material impact on our operations.

Results of Operations

Second quarter 2000 and 1999

Product sales in the second quarter of 2000 were $7.3 million compared to $4.9 million in the second quarter of 1999, an increase of approximately $2.4 million or 48%. The increase is attributable to sales of our VAD System disposable blood pumps and cannulae, which increased to approximately $6.2 million in the second quarter of 2000 from $4.0 million in the second quarter of 1999, an increase of approximately $2.2 million or 54%. The growth of sales in VAD disposables was primarily attributable to a 58% increase in the quantity of VAD pumps sold, offset by a slight decrease in the average selling price of our VAD pumps. The total number of centers using our VAD System increased to 148 at the end of the second quarter of 2000 from 111 at the end of the second quarter of 1999.

Gross profit was $4.7 million, representing approximately 65% of product sales for the second quarter of 2000 compared to a gross profit of $3.2 million representing approximately 66% of product sales for the second quarter of 1999. The decrease in gross profit percentage was due to slightly lower average selling prices for the VAD pumps partially offset by a higher proportion of VAD System disposables being sold in the United States in the second quarter of 2000 compared to the second quarter of 1999. VAD disposable products sold in the United States generally have a higher gross margin than those sold in the rest of the world.

Research and development expenses remained constant at 26% of product sales in the second quarters of both 2000 and 1999. These expenses increased to $1.9 million in the second quarter of 2000 from $1.3 million in the second quarter of 1999, an increase of $596,000, or 47%. Of the total increase in research and development expenses, $120,000 was due to increased research spending for graft products, $195,000 was due to the TLC-II, and $244,000 was due to indirect engineering and manufacturing expenses, representing higher overall facilities expenses and higher levels of support from quality assurance and manufacturing personnel.

Selling, general and administrative expenses increased to $2.7 million in the second quarter of 2000, from $2.2 million in the second quarter of 1999, an increase of $460,000 or 21%. As a percentage of sales, selling, general and administrative expenses decreased to 37% of sales in 2000 from 45% of sales in 1999. Of the total increase in selling, general and administrative expenses, $350,000 is associated with the continued development of the domestic and European sales organizations and other promotional activities, and $109,000 is associated with various administrative expenses, principally related to increased personnel expenses and expenses related to our quarterly reports, proxy statements, and facilities overhead.

Interest and other income in the second quarter of 2000 remained flat compared to the second quarter of 1999, with $170,000 higher interest income resulting from higher cash balances offset by $40,000 lower grant revenue and $130,000 of foreign currency exchange losses.

First Half 2000 and 1999

Product sales in the first half of 2000 were $14.9 million compared to $10.3 million in the first half of 1999, an increase of approximately $4.6 million or 45%. The increase is attributable to sales of our VAD System disposable blood pumps and cannulae, which increased to approximately $12.9 million in the first half of 2000 from $8.2 million in the first half of 1999, an increase of approximately $4.7 million or 57%. The growth of sales in VAD disposables was primarily attributable to a 50% increase in the quantity of

VAD pumps sold. A small increase in the average selling price of our domestic VAD pumps also contributed to the increase in revenue as compared to the first half of last year.

Gross profit was $9.4 million, representing approximately 63% of product sales for the first half of 2000 compared to a gross profit of $6.3 million representing approximately 61% of product sales for the first half of 1999. The increase in gross profit percentage was due to a higher proportion of VAD System disposables being sold in the United States in the first half of 2000 compared to the first half of 1999. VAD disposable products sold in the United States generally have a higher gross margin than those sold in the rest of the world because the average selling price of VAD pumps sold in the United States is higher. Partially offsetting the favorable geographic sales mix and higher domestic average selling prices for the VAD System disposables was approximately $423,000 in higher manufacturing, service and retrofitting costs associated with a change in a component used in our TLC-II portable driver.

Research and development expenses increased to $3.5 million in the first half of 2000, representing 23% of product sales, from $2.4 million in the first half of 1999, representing 24% of product sales, an increase of $1.1 million or 43%. Of the total increase in research and development expenses, $175,000 was due to increased research spending for the implantable version of our ventricular assist device, $193,000 was due to graft products, $271,000 was due to the TLC-II, and $376,000 was due to indirect engineering and manufacturing expenses, representing higher overall facilities expenses and higher levels of support from quality assurance and manufacturing personnel.

Selling, general and administrative expenses increased to $5.4 million in the first half of 2000, representing 37% of sales, from $4.6 million in first half of 1999, representing 45% of sales, an increase of $849,000 or 19%. Of the total increase in selling, general, and administrative expenses, $577,000 is associated with the continued development of the domestic and European sales organizations and other promotional activities, and $271,000 is associated with various administrative expenses, principally related to increased personnel expenses and higher expenses related to our annual report to shareholders and other year-end statutory reports.

Interest and other income in the first half of 2000 decreased $93,000 from the first half of 1999, due to $201,000 of foreign exchange losses and $35,000 of lower grant revenue partially offset by $140,000 higher interest income resulting from higher cash balances in the second quarter of 2000.

Forward-Looking Statements

The statements in this report that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. These risks include those related to results of clinical trials, government regulatory approval processes, delays in product development and new product introductions, announcements by our competitors, single source suppliers, rapidly changing technology, an intensely competitive market, market acceptance of new products, reimbursement policies and general economic conditions. These factors, and others, are discussed more fully in our annual report on Form 10-K for 1999 and our other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. These forward-looking statements speak only as of the date hereof.

We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

We do not currently use derivative financial instruments in our operations or investment portfolio. We do not have material exposure to market risk associated with changes in interest rates as we have no long-term debt obligations or long-term investments outstanding. Our investment portfolio at the end of 1999 consisted of short-term corporate debt instruments and Federal government agency debt instruments that were classified as available-for-sale. The weighted average maturity of our investment portfolio was less than 90 days in 1999. Our investment portfolio at the end of the first half of 2000 had a weighted average maturity of 32 days and consisted primarily of state and municipal government bonds. We do not expect to be subject to material interest rate risk with respect to our short-term investments. We do not believe we have any other material exposure to market risk associated with interest rates.

Although we conduct business in foreign countries, our international operations consist primarily of sales and service personnel for our VAD System. These employees report into our U.S. sales and marketing group and are internally reported as part of that group. Net foreign currency exchange loss was approximately $130,000 in the second quarter 2000, approximately $201,000 in the first half 2000, and zero for both the second quarter 1999 and the first half 1999.

We do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Shareholders was held on May 12, 2000. The following item was voted upon and approved at the meeting:

To elect directors to serve for the ensuing year until their successors are elected

                                             Number of Votes
                                             For        Withheld
                                          ----------    --------
            Howard Chase                  18,545,641      8,981
            D. Keith Grossman             18,545,641      8,981
            J. Donald Hill                18,545,641      8,981
            William M. Hitchcock          18,545,641      8,981
            George W. Hollbrook, Jr.      18,545,641      8,981
            Daniel M. Mulvena             18,545,641      8,981

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


                                          THORATEC LABORATORIES CORPORATION


Date:  August 11, 2000                          /s/ D. Keith Grossman
     --------------------                 -------------------------------------
                                                    D. Keith Grossman,
                                                 Chief Executive Officer


Date:  August 11, 2000                           /s/ Cheryl D. Hess
     --------------------                 -------------------------------------
                                                     Cheryl D. Hess,
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

            Exhibit Number                               Document
            --------------                               --------
                  27                             Financial Data Schedule