Form 10-Q
period 2000-09-30
THORATEC LABORATORIES CORP
filed 2000-11-14
CIK 350907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


COMMISSION FILE NUMBER:  1-8145


                        THORATEC LABORATORIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                               94-2340464
------------------------------------------------    --------------------
(State or other jurisdiction of incorporation or     (I.R.S. Employer
             organization)                          Identification No.)

6035 Stoneridge Drive, Pleasanton, California            94588
---------------------------------------------         ----------
  (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: (925) 847-8600


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        As of November 10, 2000 registrant had 22,420,975 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                  Period End
                                                 ---------------------------------------------

                                                 Fiscal September 2000    Fiscal Year End 1999

                                                 ---------------------    --------------------
ASSETS

Current Assets:

Cash and cash equivalents                              $  5,853,437         $  1,696,522

Short-term investments available-for-sale                12,444,164              276,464

Receivables                                               4,931,223            5,453,187

Inventories (Note 3)                                      8,920,237            6,611,487

Prepaid expenses and other                                  501,061              425,317
                                                       ------------         ------------

Total Current Assets                                     32,650,122           14,462,977

Equipment and Improvements - net                          9,123,751            9,560,814

Other Assets                                              1,063,689            1,036,647
                                                       ------------         ------------

    TOTAL ASSETS                                       $ 42,837,562         $ 25,060,438
                                                       ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                       $  3,336,000         $  1,703,089

Accrued compensation                                      1,931,536            1,466,147

Deferred distributor revenue (Note 4)                       284,765              284,765

Other                                                       492,729              475,870
                                                       ------------         ------------

    Total Current Liabilities                             6,045,030            3,929,871

Long-term deferred distributor revenue (Note 4)             640,721              854,294
                                                       ------------         ------------

    Total Liabilities                                     6,685,751            4,784,165
                                                       ------------         ------------

Shareholders' Equity:
Common shares,  100,000,000 authorized;
   issued and outstanding  22,418,840 in 2000
   and  20,466,326 in 1999                               89,749,996           72,911,638

Additional capital                                        2,541,223            2,541,223

Accumulated deficit                                     (56,057,967)         (55,191,216)

Accumulated other comprehensive income (loss):

Cumulative translation adjustments                          (81,441)              14,628
                                                       ------------         ------------


Total Shareholders' Equity                               36,151,811           20,276,273
                                                       ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 42,837,562         $ 25,060,438
                                                       ============         ============

See notes to condensed consolidated financial statements

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended Fiscal              Nine Months Ended Fiscal
                                                  September                             September
                                       -------------------------------       -------------------------------
                                           2000               1999               2000               1999
                                       ------------       ------------       ------------       ------------
Product sales                          $  6,194,459       $  5,075,597       $ 21,061,316       $ 15,342,748

Cost of product sales                     2,221,327          2,324,527          7,714,165          6,333,291
                                       ------------       ------------       ------------       ------------

Gross profit                              3,973,132          2,751,070         13,347,151          9,009,457

Operating expenses:
  Research and development                1,808,099          1,451,721          5,286,424          3,882,796
  Selling, general and
    administrative                        2,528,321          2,357,533          7,958,221          6,938,381
  Merger related expenses (Note 8)        1,846,727                 --          1,846,727                 --
                                       ------------       ------------       ------------       ------------
     Total operating expenses             6,183,147          3,809,254         15,091,372         10,821,177
                                       ------------       ------------       ------------       ------------

Other operating income (Note 4)              71,192             71,191            545,177            213,573
                                       ------------       ------------       ------------       ------------

Loss from operations                     (2,138,823)          (986,993)        (1,199,044)        (1,598,147)

Interest and other income - net
(Note 1)                                    272,055             86,073            409,228            315,821

                                       ------------       ------------       ------------       ------------
Loss before taxes                        (1,866,768)          (900,920)          (789,816)        (1,282,326)

Income tax expense (Note 7)                   2,487              1,334             76,935              8,440
                                       ------------       ------------       ------------       ------------

Net loss                               $ (1,869,255)      $   (902,254)      $   (866,751)      $ (1,290,766)
                                       ============       ============       ============       ============

Loss per share: (Note 6)
   Basic and Diluted                   $      (0.08)      $      (0.04)      $      (0.04)      $      (0.06)

Shares used to compute loss per
  share: (Note 6)
   Basic and Diluted                     22,386,921         20,455,018         21,634,134         20,439,394

See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended Fiscal September
                                                            ----------------------------------
                                                                2000               1999
                                                            ------------       ------------
Cash flows from operating activities:
     Net loss                                               $   (866,751)      $ (1,290,766)

     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
       Amortization of deferred distributor revenue             (213,573)          (213,573)
       Common stock options granted for services                                     45,244
       Loss on disposal of capital assets                         66,312              2,034
       Depreciation and amortization                             978,951            761,512
       Changes in assets and liabilities:
             Receivables                                         408,153           (410,666)
             Prepaid expenses and other                          (77,431)           103,628
             Inventories                                      (2,394,752)        (1,762,145)
             Other assets                                        (27,443)           779,428
             Accounts payable and other liabilities            2,233,863           (282,406)
             Deferred distributor revenue                             --          1,423,823
                                                            ------------       ------------

             Net cash provided by (used in) operating
             activities                                          107,329           (843,887)
                                                            ------------       ------------

Cash flows from investing activities:
    Purchases of short-term investments
       available-for-sale                                    (58,795,849)        (6,723,256)
    Maturities of short-term investments
       available-for-sale                                     46,343,934          5,284,000
    Sales of short-term investments available-for-sale           284,215          1,349,272
    Capital expenditures                                        (622,233)          (543,601)
                                                            ------------       ------------

            Net cash used in investing activities            (12,789,933)          (633,585)
                                                            ------------       ------------

Cash flows from financing activities:
    Net proceeds from public offering of common stock         15,708,056                 --
    Common stock issued upon exercise of options               1,172,802             98,567
                                                            ------------       ------------
            Net cash provided by financing activities         16,880,858             98,567
                                                            ------------       ------------

Effect of exchange rate changes on cash                          (41,339)           (18,905)
                                                            ------------       ------------

Net increase (decrease) in cash and cash equivalents           4,156,915         (1,397,810)

Cash and cash equivalents at beginning of period               1,696,522          2,712,686
                                                            ------------       ------------

Cash and cash equivalents at end of period                  $  5,853,437       $  1,314,876
                                                            ============       ============

Noncash Investing Transaction:
     Capital assets in accounts payable                     $     83,806       $     67,078


Noncash Financing Transaction:
     Deferred financing charges in accounts payable         $     42,500                 --


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                                        Three Months Ended                   Nine Months Ended
                                                         Fiscal September                     Fiscal September
                                                    -----------------------------       -----------------------------
                                                        2000              1999              2000              1999
                                                    -----------       -----------       -----------       -----------
Net loss                                            $(1,869,255)      $  (902,254)      $  (866,751)      $(1,290,766)
  Other net comprehensive income:
    Unrealized gain (loss) on securities                     --               585                --            (1,953)
    Foreign currency translation adjustments            (66,505)          183,592           (96,069)          (45,787)
                                                    -----------       -----------       -----------       -----------
  Comprehensive loss                                $(1,935,760)      $  (718,077)      $  (962,820)      $(1,338,506)
                                                    ===========       ===========       ===========       ===========


See notes to condensed consolidated financial statements.

                THORATEC LABORATORIES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      BASIS OF PRESENTATION

        The interim condensed consolidated financial statements presented have been prepared by us without audit and, in our opinion, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at September 30, 2000 (third quarter 2000) and for the three and nine-month periods ended September 30, 2000 (third quarter and first nine months of 2000) and the three and nine-month periods ended October 2, 1999 (third quarter and first nine months of 1999). The results of operations for any interim period are not necessarily indicative of results for a full year.

        The condensed consolidated balance sheet presented as of the end of 1999 (January 1, 2000) has been derived from the condensed consolidated financial statements that have been audited by our independent public accountants. The consolidated financial statements and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in our annual consolidated financial statements and notes. We suggest that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the 1999 fiscal year, which have been filed with the Securities and Exchange Commission.

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

        All assets and liabilities of our non-United States operations are translated into United States dollars at the fiscal period-end exchange rates, and, except as follows, the resulting translation adjustments are included in comprehensive income. Exchange rate fluctuations resulting from the period-end translation of the current portion of the intercompany obligation of our wholly owned subsidiary into United States dollars are recorded in the income statement as foreign currency exchange gains or losses and are included in interest and other income. Net foreign currency exchange loss was approximately $68,000 in the third quarter 2000, approximately $269,000 in the first nine months of 2000, and zero for both the third quarter 1999 and the first nine months of 1999.

        The calculation of diluted EPS takes into account the effect of dilutive instruments, such as stock options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for all periods presented excludes the effect of any such instruments, as their inclusion would be anti-dilutive.

        We have made certain reclassifications to the 1999 amounts to conform to the 2000 presentation.

2.      RECENTLY ISSUED ACCOUNTING STANDARDS

        During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. Such Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We will implement this standard in the fiscal year beginning December 31, 2000. We have not yet completed our evaluation of the impact of the adoption of the new standard, however, we do not expect that this will have a material impact on our financial statements.

        In December 1999 the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, on October 13, 2000, the SEC issued a Frequently Asked Questions ("FAQ") document which clarified and elaborated the SEC staff's views regarding revenue recognition. We will adopt this statement in the fourth fiscal quarter of our fiscal year ending December 30, 2000. We do not expect any material impact as a result of adopting the guidelines of this standard.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), that clarifies guidance for certain issues related to the application of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Such statement is effective for all new awards and modifications after June 30, 2000. The implementation of this standard has not resulted in any material impact to our financial records.


3.      INVENTORIES


        Inventories consist of the following:

                                                  Period Ended
                                       -----------------------------------
                                       Third Quarter 2000    Year End 1999
                                       ------------------    -------------
        Finished goods                     $5,402,676          $3,163,055

        Work in process                     1,863,182           2,033,194

        Raw materials                       1,654,379           1,415,238
                                           ----------          ----------

        Total                              $8,920,237          $6,611,487
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

        During the first quarter of 1999, we entered into a five-year distribution agreement with Guidant Corporation. Under the terms of the agreement, Guidant receives exclusive worldwide marketing and distribution rights to our Vectra(TM) vascular access graft product line, except in Japan. In exchange for these rights, Guidant made a $1.5 million non-refundable payment in the first quarter of 1999, and will pay up to an additional $2 million when the Vectra product line receives FDA approval for use in the United States. In the first quarter of 1999, we began recognizing the $1.5 million contract payment ratably over the five-year life of the contract. Other operating income in 2000 and 1999 include approximately $71,000 of such payment amortization in each of the first three quarters.


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

6.      LOSS PER SHARE

        Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share for all periods presented exclude any effect from such securities as their inclusion would be antidilutive, therefore, diluted earnings per share is the same as basic earnings per share for all periods presented.

        Basic and diluted loss per share were calculated as follows:


                                               Three Months Ended                    Nine Months Ended
                                       ---------------------------------     ---------------------------------
                                       September 2000     September 1999     September 2000     September 1999
                                       --------------     --------------     --------------     --------------
        Net loss                        $ (1,869,255)      $   (902,254)      $   (866,751)      $ (1,290,766)

        Weighted average common
        shares outstanding - basic
        and diluted                       22,386,891         20,455,018         21,634,124         20,439,394
        Basic and diluted loss per
        common share                    $      (0.08)      $      (0.04)      $      (0.04)      $      (0.06)


7.      INCOME TAXES

        The provision for income taxes was approximately $2,500 and $77,000 for the three and nine-month periods ended fiscal September 2000 and represents federal alternative minimum, state and local taxes. The provision for income taxes was approximately $1,300 and $8,400 for the three and nine-month periods ended fiscal September 1999 and represents state and local taxes.

8.      SUBSEQUENT EVENT

        On October 3, 2000 we signed a definitive agreement to acquire Thermo Cardiosystems, a Massachusetts-based manufacturer of cardiac assist, blood coagulation and skin incision devices. The transaction is a stock-for-stock transaction, accounted for as a reverse acquisition purchase in which Thermo Cardiosystem is treated as the acquirer of Thoratec for financial reporting purposes, and will be treated as a tax-free exchange. Under the terms of the agreement, each outstanding share of Thermo Cardiosystems stock will be exchanged for
        0.835 shares of newly issued Thoratec stock. Following completion of the transaction, current Thoratec shareholders will own approximately 43 percent of the proforma shares outstanding. Thermo Electron Corporation, the parent company of Thermo Cardiosystems, will receive shares representing approximately 34 percent of the proforma shares outstanding, which will be subject to certain contractual lock-up provisions. Completion of the merger transaction is subject to approval by the shareholders of Thoratec, the shareholders of Thermo Cardiosystems, and certain governmental regulatory agencies. If such approvals are not received by March 1, 2001, either party may withdraw from the agreement without penalty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At the end of September 2000 we had working capital of $26.6 million compared with $10.5 million at the end of 1999. Cash, cash equivalents, and short-term investments available for sale increased $16.3 million to $18.3 million principally due to net proceeds received from our April 2000 public sale of common stock of $15.7 million, a $350,000 license payment from Gambro, Inc., discussed below, and $1.2 million from stock option exercises, less capital expenditures of $622,000. Accounts receivable decreased due to lower product sales in the third quarter 2000 as compared to the fourth quarter of 1999. Inventories increased $2.3 million to $8.9 million due to lower than expected sales in the quarter in addition to preparation for planned increases in product sales and a higher number of units available for our rent-to-own program. Current liabilities increased $2.1 million to $6.0 million, principally from liabilities incurred to outside consultants related to our planned merger with Thermo CardioSystems Inc., discussed below.

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

On October 3, 2000 we signed a definitive agreement to acquire Thermo Cardiosystems, a Massachusetts-based manufacturer of cardiac assist, blood coagulation and skin incision devices. The transaction is a stock-for-stock transaction, accounted for as a reverse acquisition purchase in which Thermo Cardiosystems is treated as the acquirer of Thoretec for financial reporting purposes, and will be treated as a tax-free exchange. Under the terms of the agreement, each outstanding share of Thermo Cardiosystems stock will be exchanged for 0.835 shares of newly issued Thoratec stock. Following completion of the transaction, current Thoratec shareholders will own approximately 43 percent of the proforma shares outstanding. Thermo Electron Corporation, the parent company of Thermo Cardiosystems, will receive shares representing approximately 34 percent of the proforma shares outstanding, which will be subject to certain contractual lock-up provisions. Completion of the merger transaction is subject to approval by the shareholders of Thoratec, the shareholders of Thermo Cardiosystems, and certain governmental regulatory agencies. If such approvals are not received by March 1, 2001, either party may withdraw from the agreement without penalty.

We believe that expected cash flow from operations, in conjunction with the proceeds of the public offering, will be sufficient to fund our operations for at least the next twelve months. We expect that our operating expenses will increase in future periods as we spend more on product manufacturing, marketing and research and development of new product lines as well as substantial costs associated with completing the merger transaction with Thermo Cardiosystems.

We do not expect that inflation will have a material impact on our operations.

Results of Operations

Third quarter 2000 and 1999

Product sales in the third quarter of 2000 were $6.2 million compared to $5.1 million in the third quarter of 1999, an increase of approximately $1.1 million or 22%. The increase is attributable to sales of our VAD System disposable blood pumps and cannulae, which increased to approximately $5.2 million in the third quarter of 2000 from $4.2 million in the third quarter of 1999, an increase of approximately $1.0 million or 24%. The growth of sales in VAD disposables was primarily attributable to a 19% increase in the average selling prices of our VAD pump, and an increase in the number VAD pumps sold. The total number of centers using our VAD System increased to 155 at the end of the third quarter of 2000 from 117 at the end of the third quarter of 1999.

Gross profit was $4.0 million, representing approximately 64% of product sales for the third quarter of 2000 compared to a gross profit of $2.8 million representing approximately 54% of product sales for the third quarter of 1999. The increase in gross profit percentage was due to higher average selling prices for the VAD pumps in addition to a higher proportion of VAD System disposables being sold in the United States in the third quarter of 2000 compared to the third quarter of 1999. VAD disposable products sold in the United States generally have a higher gross margin than those sold in the rest of the world.

Research and development expenses were approximately 29% of product sales in the third quarters of both 2000 and 1999. These expenses increased to $1.8 million in the third quarter of 2000 from $1.5 million in the third quarter of 1999, an increase of $356,000, or 25%. Of the total increase in research and development expenses, $161,000 was due to continued development activities for our TLC-II portable driver, and $120,000 was due to indirect engineering and manufacturing expenses, representing higher overall facilities expenses and higher levels of support from quality assurance and manufacturing personnel.

Selling, general and administrative expenses increased to $2.5 million in the third quarter of 2000, from $2.4 million in the third quarter of 1999, an increase of $171,000 or 7%. As a percent of sales, these expenses decreased from 46% of sales in third quarter 1999 to 41% of sales in third quarter 2000. The increase is due to $367,000 higher selling and marketing expenses associated with the continued development of the domestic and European sales organizations and other promotional activities, partially offset by lower consulting and legal expenses.

Merger related expenses were $1.8 million and were comprised of external costs associated directly with the merger transaction. These costs are principally related to outside consulting, accounting, and legal expenses. Net income in the third quarter of 2000, exclusive of merger costs, would have been approximately $23,000 or $0.00 per share.

Interest and other income in the third quarter of 2000 increased from the third quarter of 1999, with $261,000 higher interest income resulting from higher cash balances offset by $68,000 of foreign currency exchange losses.

Nine months ended September 2000 and September 1999

Product sales for the nine-month period ended September 2000 were $21.1 million compared to $15.3 million for the nine-month period ended September 1999, an increase of approximately $5.7 million or 37%. The increase is attributable to sales of our VAD System disposable blood pumps and cannulae, which increased to approximately $18.1 million in the nine-month period ended September 2000 from $12.4 million in the nine-month period ended September 1999, an increase of approximately $5.7 million or 46%. The growth of sales in VAD disposables was primarily attributable to a 36% increase in the number of VAD pumps sold. An increase in the average selling price of our domestic VAD pumps also contributed to the increase in revenue as compared to the same nine-month period of last year.

Gross profit was $13.3 million, representing approximately 63% of product sales for the nine-month period ended September 2000 compared to a gross profit of $9.0 million representing approximately 59% of product sales for the nine-month period ended September 1999. The increase in gross profit percentage was due to a higher average selling price for our domestic VAD pump and a higher proportion of VAD System disposables being sold in the United States in the nine-month period ended September 2000 as compared to the nine-month period ended September 1999. VAD disposable products sold in the United States generally have a higher gross margin than those sold in the rest of the world because the average selling price of VAD pumps sold in the United States is higher. Partially offsetting the favorable geographic sales mix and higher domestic average selling prices for the VAD System disposables was approximately $423,000 in higher manufacturing, service and retrofitting costs associated with a change in a component used in our TLC-II portable driver.

Research and development expenses increased to $5.3 million in the nine-month period ended September 2000, from $3.9 million in the nine-month period ended September 1999, an increase of $1.4 million or 36%, representing 25% of product sales for both 2000 and 1999. Of the total increase in research and development expenses, $197,000 was due to increased research spending for the implantable version of our ventricular assist device, $213,000 was due to graft products, $433,000 was due to the TLC-II, and $497,000 was due to indirect engineering and manufacturing expenses, representing higher overall facilities expenses and higher levels of support from quality assurance and manufacturing personnel.

Selling, general and administrative expenses increased to $8.0 million in the nine-month period ended September 2000, representing 38% of sales, from $6.9 million in the nine-month period ended September 1999, representing 45% of sales, an increase of $1.0 million or 15%. Of the total increase in selling, general, and administrative expenses, $945,000 is associated with the continued development of the domestic and European sales organizations and other promotional activities, and $75,000 is associated with various administrative expenses, principally related to increased personnel expenses and higher expenses related to our annual report to shareholders and other year-end statutory reports.

Merger related expenses were $1.8 million and were comprised of external costs associated directly with the merger transaction. These costs are principally related to outside consulting, accounting, and legal expenses. Net income in the first nine months of 2000, exclusive of merger costs, would have been approximately $980,000, or $0.05 per share.

Interest and other income in the nine-month period ended September 2000 increased $93,000 from the nine-month period ended September 1999 and was principally due to $401,000 higher interest income resulting from higher cash balances partially offset by $269,000 of foreign exchange losses and $48,000 of lower grant revenue.

Forward-Looking Statements

The statements in this report that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. These risks include those related to our proposed transaction with Thermo Cardiosystems, the results of clinical trials, government regulatory approval processes, delays in product development and new product introductions, announcements by our competitors, an intensely competitive market, and market acceptance of new products. Completion of the merger transaction is subject to approval by the shareholders of Thoratec, the Shareholders of Thermo Cardiosystems, and certain governmental and other regulatory agencies. If such approvals are not received by March 1, 2001, either party may withdraw from the agreement without penalty. There can be no assurance that we will receive all necessary approvals before the date specified in the merger agreement, it at all.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

We do not currently use derivative financial instruments in our operations or investment portfolio. We do not have material exposure to market risk associated with changes in interest rates as we have no long-term debt obligations or long-term investments outstanding. Our investment portfolio at the end of 1999 consisted of short-term corporate debt instruments and Federal government agency debt instruments that were classified as available-for-sale. The weighted average maturity of our investment portfolio was less than 90 days in 1999. Our investment portfolio at the end of the third quarter of 2000 had a weighted average maturity of 14 days and consisted primarily of state and municipal government bonds. We do not expect to be subject to material interest rate risk with respect to our short-term investments. We do not believe we have any other material exposure to market risk associated with interest rates.

We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our VAD System. These employees report into our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-United States operations are translated into United States dollars at the fiscal period-end exchange rates, and, except as follows, the resulting translation adjustments are included in comprehensive income. Exchange rate fluctuations resulting from the period-end translation of the current portion of the intercompany obligation of our wholly owned subsidiary into United States dollars are recorded in the income statement as foreign currency exchange gains or losses and are included in interest and other income. Net foreign currency exchange loss was approximately $68,000 in the third quarter 2000, approximately $269,000 in the first nine months of 2000, and zero for both the third quarter 1999 and the first nine months of 1999.

Although we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations, to date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

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


Date: November 13, 2000                       /s/ D. Keith Grossman
      -------------------         ----------------------------------------------
                                      D. Keith Grossman, Chief Executive Officer


Date: November 13, 2000                        /s/ Cheryl D. Hess
      -------------------         ----------------------------------------------
                                        Cheryl D. Hess, Chief Financial Officer

                                  EXHIBIT INDEX



   Exhibit Number                              Document
   --------------                              --------

         27                            Financial Data Schedule