Form 10-Q
period 2001-03-31
THORATEC CORP
filed 2001-05-14
CIK 350907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        for the transition period from __________ to ___________

COMMISSION FILE NUMBER:  1-8145


                              THORATEC CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                   94-2340464
----------------------------------------       --------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


6035 Stoneridge Drive, Pleasanton, California               94588
---------------------------------------------  --------------------------------
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (925) 847-8600



      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [x]   No

      As of May 11, 2001 registrant had 54,593,899 shares of common stock outstanding.

                      THORATEC CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION............................................................... 3

  ITEM 1. Condensed Consolidated Financial Statements....................................... 3

     Condensed Consolidated Balance Sheets as of March 2001 and Year End 2000 .............. 3

     Condensed Consolidated Statements of Operations for the Three Months
     Ended March 2001 and March 2000 ....................................................... 5

     Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended March 2001 and March 2000 ....................................................... 6

     Condensed Consolidated Statements of Comprehensive Income (Loss) for the
     Three Months Ended March 2001 and March 2000 .......................................... 7

     Notes to Condensed Consolidated Financial Statements................................... 8

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ........................................................... 14

  ITEM 3. Quantitative and Qualitative Disclosure of Market Risk........................... 17

PART II. OTHER INFORMATION................................................................. 18

  ITEM 2. Changes in Securities............................................................ 18

  ITEM 4. Submission of Matters to a Vote of Security Holders.............................. 18

  ITEM 6. Exhibits and Reports on Form 8-K................................................. 19


PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      THORATEC CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except common shares data)
                                   (Unaudited)

                                                                March       December
                                                                 2001         2000
                                                               --------     ---------
ASSETS
Current assets:
Cash and cash equivalents                                      $  2,441     $ 30,236
Short-term available-for-sale investments at quoted market
 value, (amortized cost, $87,122 and $98,743)                    87,122       98,682
Receivables, net of allowances of $1,241 in 2001 and
 $939 in 2000                                                    17,698       15,358
Inventories                                                      27,031       17,381
Deferred tax asset                                                8,381        3,454
Prepaid expenses and other                                        1,185           74
                                                               --------     --------
    Total current assets                                        143,858      165,185

Equipment and improvements, net                                  19,350        7,084
Restricted cash                                                  45,279           --
Goodwill                                                        101,444           --
Purchased intangible assets                                     207,929           --
Other assets                                                      4,955        4,416
                                                               --------     --------
    TOTAL ASSETS                                               $522,815     $176,685
                                                               ========     ========


See notes to condensed consolidated financial statements.

                      THORATEC CORPORATION AND SUBSIDIARIES

                    (in thousands, except common shares data)
                                   (Unaudited)


                                                          March         December
                                                          2001            2000
                                                        ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                        $   8,053      $   3,972
Accrued compensation                                        4,601          4,976
Accrued merger and restructuring                            3,503          1,708
Estimated liabilities for warranty, legal and other         4,026          1,316
Other accrued liabilities                                   5,068          4,006
                                                        ---------      ---------
    Total current liabilities                              25,251         15,978

Subordinated convertible debentures (includes
 $1,500 due to Thermo Electron in 2001 and 2000)           54,838         54,838
Long-term deferred tax liability                           77,393             --
                                                        ---------      ---------
    Total liabilities                                     157,482         70,816

Shareholders' equity:
Common shares, 100,000,000 authorized;
  issued and outstanding 54,744,538 in 2001
  and 33,937,643 in 2000                                  391,384          4,064
Treasury stock at cost, 1,723,150 shares in 2000               --        (51,869)
Capital in excess of par value                                 --         96,930
Deferred compensation                                        (841)          (251)
Retained earnings (accumulated deficit)                   (25,170)        57,025
Accumulated other comprehensive income (loss):
  Unrealized loss on investments                               --            (39)
  Cumulative translation adjustments                          (40)             9
                                                        ---------      ---------
    Total accumulated other comprehensive income              (40)           (30)
                                                        ---------      ---------
    Total shareholders' equity                            365,333        105,869
                                                        ---------      ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 522,815      $ 176,685
                                                        =========      =========

See notes to condensed consolidated financial statements.

                      THORATEC CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                       ------------------------
                                                       March 2001    March 2000
                                                       ----------    ----------
Product sales                                           $ 21,480      $ 19,929
Cost of product sales                                     10,040         8,160
                                                        --------      --------
Gross margin                                              11,440        11,769
                                                        --------      --------
Operating expenses:
  Research and development                                 5,230         4,106
  Selling, general and administrative                      7,330         5,855
  Amortization of goodwill and purchased
     intangible assets                                     2,281            --
  In-process research and development                     76,858            --
  Merger and restructuring costs                           3,540           141
                                                        --------      --------
   Total operating expenses                               95,239        10,102
                                                        --------      --------
Income (loss) from operations                            (83,799)        1,667
Interest and other income -- net                           1,144         1,211
                                                        --------      --------
Income (loss) before taxes                               (82,655)        2,878
Income tax expense (benefit)                                (475)        1,108
                                                        --------      --------
Net income (loss)                                       $(82,180)     $  1,770
                                                        ========      ========
Earnings (loss) per share:
   Basic                                                $  (1.88)     $   0.06
   Diluted                                              $  (1.88)     $   0.05

Shares used to compute earnings (loss) per share:
   Basic                                                  43,719        32,163
   Diluted                                                43,719        32,215


See notes to condensed consolidated financial statements.

                      THORATEC CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                          -------------------------
                                                          March 2001     March 2000
                                                          ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                       $ (82,180)     $   1,770
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                3,226            747
  Write-off of in-process research and development            76,858             --
  Noncash compensation                                           302             52
  Provision for losses on accounts receivable                    302             --
  Other noncash items                                             95             --
Changes in assets and liabilities:
  Receivables                                                  3,006            623
  Inventories                                                 (2,373)          (654)
  Prepaid expenses and other current assets                      (89)            54
  Accounts payable and other current liabilities              (2,492)           469
  Deferred liabilities                                          (558)            --
                                                           ---------      ---------
      Net cash provided by (used in) operating
          activities                                          (3,903)         3,061
                                                           ---------      ---------
Cash flows from investing activities:
  Advances to affiliate, net                                      --         (3,104)
  Purchases of short-term available-for-sale                (136,312)       (12,283)
   investments
  Maturities of short-term available-for-sale                107,901         12,652
   investments
  Sales of short-term available-for-sale investments          52,753             --
  Capitalized transaction costs                               (5,838)            --
  Expenditures for equipment and improvements                   (689)          (556)
  Cash acquired in business acquisition                        3,456             --
  Reclassification to restricted cash                        (45,279)            --
                                                           ---------      ---------
      Net cash used in investing activities                  (24,008)        (3,291)
                                                           ---------      ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                      --            577
  Common stock issued upon exercise of options                   109             --
  Payment of withholding taxes related to
       employee stock plans                                      (30)           (31)
                                                           ---------      ---------
      Net cash provided by financing activities                   79            546
                                                           ---------      ---------
  Effect of exchange rate changes on cash                         37            (30)
                                                           ---------      ---------
  Net increase (decrease) in cash and cash equivalents       (27,795)           286
  Cash and cash equivalents at beginning of period            30,236            418
                                                           ---------      ---------
  Cash and cash equivalents at end of period               $   2,441      $     704
                                                           =========      =========
Supplemental Cash Flow Disclosure:

  Cash paid for taxes                                      $     263      $     966


See notes to condensed consolidated financial statements.

                      THORATEC CORPORATION AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)


                                                               Three Months Ended
                                                          ----------------------------
                                                          March 2001        March 2000
                                                          ----------        ----------
  Net income (loss)                                        $(82,180)          $1,770
   Other net comprehensive income (loss):
      Unrealized gain (loss) on securities                       39              (47)
      Foreign currency translation adjustments                  (49)             (28)
                                                           --------           ------
   Comprehensive income (loss)                             $(82,190)          $1,695
                                                           ========           ======





See notes to condensed consolidated financial statements.

                      THORATEC CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

The merger of Thoratec Corporation ("Thoratec" or the "Company") with Thermo Cardiosystems Inc. (now called Thoratec Cardiosystems Inc. and referred to in this report as "Cardiosystems") was completed on February 14, 2001. The interim condensed consolidated financial statements presented have been prepared in accordance with accounting principles generally accepted in the United States of America without audit and, in our opinion, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2001 (first quarter 2001 or March 2001) and April 1, 2000 (first quarter 2000 or March 2000). The merger of Thoratec with Cardiosystems was accounted for as a reverse acquisition because former shareholders of Cardiosystems owned a majority of the outstanding stock of Thoratec subsequent to the merger. For accounting purposes, Cardiosystems is deemed to have acquired Thoratec.

All 2000 financial information presented herein represents the financial position and results of operations and cash flows of Cardiosystems. The 2001 financial information presented herein includes the financial results of Cardiosystems for the full three-month period ended March 31, 2001 and the financial results of Thoratec for the post-merger period from February 14, 2001 through March 31, 2001. The operating results of the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future period.

The Condensed Consolidated Financial Statements included here have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements should be read in conjunction with the fiscal 2000 consolidated financial statements of Thoratec filed with the SEC in our Annual Report on Form 10-K on March 29, 2001 and the fiscal 2000 consolidated financial statements of Cardiosystems filed with the SEC on Form 8-K/A on March 30, 2001.

The preparation of our condensed consolidated financial statements included herein necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

We have made certain reclassifications to the 2000 amounts to conform to the 2001 presentation.

2. MERGER OF THORATEC AND CARDIOSYSTEMS

On February 14, 2001, Thoratec completed its merger with Cardiosystems. Pursuant to the merger agreement between Thoratec and Cardiosystems dated October 3, 2000, Thoratec issued 32,226,074 newly issued shares of its common stock to the shareholders of Cardiosystems in exchange for all the outstanding common stock of Cardiosystems (38,594,281 shares outstanding as of February 14, 2001) at an exchange ratio of 0.835 to 1. After the transaction, Cardiosystems' shareholders owned 59% of the then outstanding common stock of Thoratec and the former Thoratec shareholders owned the remaining shares of Thoratec common stock. Thermo Electron Corporation, the majority shareholder of Cardiosystems prior to the merger, received 19,312,959 shares of the 32,226,074 newly issued shares. After the merger, Thermo Electron owned 35% of the then outstanding common stock of Thoratec.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Cardiosystems owned the majority of Thoratec common stock after the merger. Cardiosystems was considered the acquiror for accounting and financial reporting purposes. Due to the reverse acquisition, Thoratec's assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. The operating results of Thoratec have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Approximately $311.6 million of the total purchase price of $347.8 million has been allocated to goodwill and other purchased intangible assets. As a result of the merger, $76.9 million relating to in-process research and development has been expensed in the first quarter of 2001. The goodwill and other intangibles will be amortized over estimated useful lives of six to twenty years. The Company has recorded a liability for the estimated costs associated with evaluating and restructuring its product distribution networks. Due to uncertainty associated with negotiations related to the cancellation of contracts with third parties, an adjustment to the estimated liability recorded in purchase accounting is possible.


The purchase price and allocation of purchase price are summarized as follows:

Purchase price:
   Common stock                                                          $ 308,489
   Stock options                                                            33,524
   Transaction costs                                                         5,780
                                                                         ---------
       Total purchase price                                              $ 347,793
                                                                         =========

Allocation of purchase price:
   Tangible assets acquired  (primarily cash and short-term
   investments, receivables, inventory, and equipment and
   improvements)                                                         $  41,018
   Fair market valuation of property lease                                   2,285
   Deferred tax asset                                                        4,332
   Deferred compensation                                                       841
   Intangible net assets acquired:
       Patents, trademarks and tradenames, purchased technology and
       assembled workforce                                                 209,572
       Goodwill                                                            102,024
   In-process research and development                                      76,858
   Liabilities assumed                                                     (11,744)
   Deferred tax liability                                                  (77,393)
                                                                         ---------
       Total                                                             $ 347,793
                                                                         =========

The unaudited consolidated results of operations on a pro forma basis as if the merger had occurred as of the beginning of the periods presented are as follows:

                                                Three Months Ended
                                              ------------------------
                                              March 2001    March 2000
                                              ----------    ----------
  Revenue                                      $ 25,004      $ 27,535
  Net loss *                                    (86,092)      (78,974)
  Net loss per share -- basic and diluted        $(1.57)       $(1.50)



* The three month period ended March 2001 includes $4.9 million of merger and restructuring costs and the three month period ended ended March 2000 includes $141,000 of merger and restructuring costs. Each of the three month periods ended March 2001 and March 2000 includes a $76.9 million write-off of in-process research and development.

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the merger been consummated as of the above dates, nor are they necessarily indicative of future operating results.

3. MERGER RELATED EXPENSES

Merger and restructuring costs were $3.5 million in the quarter ended March 2001 and were principally related to employee severance and retention costs and outside consulting, accounting, and legal expenses related to the merger between Thoratec and Cardiosystems.

4. EARNINGS (LOSS) PER SHARE

Although Thoratec is the surviving legal entity after the merger, the merger is treated as an acquisition of Thoratec by Cardiosystems for accounting and financial reporting purposes. The weighted average number of common shares previously reported by Cardiosystems has been adjusted for all periods to reflect the exchange ratio of 0.835.

Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 6,439,794 shares of common stock were not included in the computation of diluted earnings per share in the first quarter of 2001 because the loss position renders the additional shares antidilutive. Options to purchase 279,725 shares of common stock were not included in the computation of diluted earnings per share in the first quarter of 2000 because their effect would have been antidilutive due to the options' exercise prices exceeding the average market price for the common stock.

In addition, the computation of diluted earnings per share for each period presented excludes the effect of assuming the conversion of our 4 3/4 % subordinated convertible debentures, convertible at $37.623 per share, because the effect would be antidilutive. The principle amount of the debentures was $54.8 million as of March 2001 and $58.0 million as of March 2000.

Basic and diluted earnings (loss) per share were calculated as follows:

                                                       Three Months Ended
                                                    ------------------------
                                                    March 2001    March 2000
                                                    ----------    ----------
Net income (loss)                                    $(82,180)     $  1,770
                                                     ========      ========
Weighted average number of common shares-basic         43,719        32,163
Dilutive effect of employee stock options                   0            52
                                                     --------      --------
Weighted average number of common shares-diluted       43,719        32,215
                                                     ========      ========
Net earnings (loss) per common share-basic           $  (1.88)     $   0.06
Net earnings (loss) per common share-diluted         $  (1.88)     $   0.05


5. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective December 31, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Adoption of SFAS No. 133 did not have any impact on financial results for the first three months of fiscal 2001.

6. INVENTORIES

Inventories consist of the following:

                           Period Ended
                     -------------------------
                     March 2001  December 2000
                     ----------  -------------
Finished goods         $ 7,540       $ 3,177
Work in process         13,511        10,261
Raw materials            5,980         3,943
                       -------       -------
             Total     $27,031       $17,381
                       =======       =======


7. EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consists of property, plant and equipment and rental and support equipment. Rental and support equipment is comprised of drivers and consoles that are rented or loaned to our customers, and periodically may be sold to them. Gross sales proceeds are included in product sales and the net book value of the equipment at the date of sale is removed from equipment and improvements and included in cost of product sales. Drivers and consoles are manufactured by us and are used to operate our ventricular assist heart pumps. This equipment is capitalized at its historical cost to manufacture and is amortized over its estimated useful life of two to three years.

Equipment and improvements consist of the following:

                                                   Period Ended
                                              ----------------------
                                               March        December
                                                2001          2000
                                              --------      --------
Property, plant and equipment at cost         $ 32,987      $ 22,005
Less accumulated depreciation                  (15,978)      (15,324)
                                              --------      --------
    Property, plant and equipment, net          17,009         6,681
                                              --------      --------
Rental and support equipment at cost             3,927         1,763
Less accumulated depreciation                   (1,586)       (1,360)
                                              --------      --------
    Rental and support equipment, net            2,341           403
                                              --------      --------
    Total equipment and improvements, net     $ 19,350      $  7,084
                                              ========      ========


8. BUSINESS SEGMENTS AND GEOGRAPHIC DATA

The Company organizes and manages its business by functional operating entity. The Company's functional entities operate in two segments: (1) ventricular assist products and grafts and (2) other medical equipment. The Company's ventricular assist products and grafts segment develops, manufactures, and markets proprietary medical devices used for circulatory support and vascular graft applications. The Company's other medical equipment segment develops, manufactures and markets near-patient, whole-blood coagulation and testing equipment and related disposables, as well as premium-quality, single-use, skin-incision devices. The three-month period ended March 2000 includes Cardiosystems' ventricular assist product segment and other medical equipment segment. The three-month period ended March 2001 includes Cardiosystems' ventricular assist product business and other medical equipment business for the full three-month period and Thoratec's ventricular assist product and graft business for the post-merger period from February 14, 2001 through March 31, 2001.

Business Segments:

                                                       Three Months Ended
                                                    ------------------------
                                                    March 2001    March 2000
                                                    ----------    ----------
Product sales:
  Ventricular assist products and grafts             $ 11,188      $ 10,173
  Other medical equipment                              10,292         9,756
                                                     --------      --------
     Total product sales                             $ 21,480      $ 19,929
                                                     ========      ========
Income (loss) before provision for income taxes:
  Ventricular assist products and grafts             $ (2,313)     $     39
  Other medical equipment                               1,901         2,009
  Corporate (a)                                          (693)         (240)
  Purchase accounting entries                         (79,154)           --
  Merger related expenses                              (3,540)         (141)
                                                     --------      --------
     Total operating income (loss)                    (83,799)        1,667
     Interest and other income, net                     1,144         1,211
                                                     --------      --------
     Total income (loss) before taxes                $(82,655)     $  2,878
                                                     ========      ========



(a) Represents primarily general and administrative expenses not specifically identified to any particular business segment.

Geographic Areas:

                               Three Months Ended
                              ----------------------
                              March 2001  March 2000
                              ----------  ----------
Product sales:
   Domestic                    $16,944     $16,966
                               -------     -------
   Europe                        1,577       2,115
   All other international       2,959         848
                               -------     -------
    Total international          4,536       2,963
                               -------     -------
    Total                      $21,480     $19,929
                               =======     =======


9. RESTRICTED CASH AND CONVERTIBLE DEBENTURES

In May 1997, the Cardiosystems issued $70.0 million worth of 4 3/4% Convertible Subordinated Debentures due May 2004. The current outstanding balance of $54.8 million reflects repurchases in the open market that have occurred from time to time. Interest is payable semi-annually in November and May of each year. The outstanding debentures are convertible into company stock at a price of $37.623 per share. To date, no debentures have been exchanged for shares.

Upon closing of the merger with Cardiosystems in February 2001, $45.3 million was reclassified to long-term assets from cash and short-term investments to reflect the pledge of collateral as support for a letter of credit guarantee to Thermo Electron Corporation related to Thermo Electron's guarantee of the Company's outstanding subordinated debentures which are due in 2004.

10. STOCK OPTIONS

As a result of the merger with Cardiosystems, all options to purchase Cardiosystems shares that were outstanding at the date of the merger were exchanged for options to purchase 971,222 Thoratec shares. The balance of the options granted during the first quarter of 2001 were granted to all employees and directors of the Company, including former Cardiosystems employees. Outstanding options at the end of March 2001 are summarized as follows:

                              Options Outstanding

                                                          Weighted
                                    Number                 Average
 Price Category                   Outstanding          Exercise Price
 --------------                   -----------          --------------
 $.75 to $6.38                     1,450,691                $5.39
 $6.44 to $8.50                      929,312                 8.15
 $8.63 to $9.38                    2,047,118                 9.35
 $9.38 to $13.07                   1,432,055                11.32
 $13.13 to $33.05                    583,480                19.13
                                   ---------
 $0.75 to $33.05                   6,442,656                 9.61
                                   =========


Of the 6,442,656 options outstanding, 3,513,819 are exercisable as of March
2001.

11. INCOME TAXES

The effective tax rate was 0.6% in the first quarter of 2001 and 38% in the first quarter of 2000. The effective tax rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to the Company's merger with Cardiosystems, including the write off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses. For 2000, the effective tax rate exceeded the federal statutory income tax rate primarily due to the impact of state income taxes.

At March 31, 2001, the Company reported a net deferred tax liability of approximately $66 million, comprised principally of temporary differences between financial statement and income tax bases of intangible assets. At March 31, 2000, the Company reported a net deferred tax asset of approximately $7 million comprised principally of temporary differences between financial statement and income tax bases resulting from differences in the timing of financial statement expense and income tax deductions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, manufacture and market proprietary medical devices used for circulatory support, vascular graft, blood coagulation and skin incision applications. We currently market the Thoratec(R) Ventricular Assist System (Thoratec VAD System or the VAD System) and the HeartMate(R) Left Ventricular Assist System (HeartMate LVAS) in the United States and internationally for use as a bridge to heart transplant. Additionally the Thoratec VAD System is marketed for use in the recovery of the heart after open-heart surgery. We have also developed small diameter vascular grafts for use in hemodialysis access and coronary artery bypass surgery. The components of the VAD System and graft products that come into contact with human tissue or blood incorporate Thoralon(R), our proprietary biomaterial. Thoralon is a unique biomaterial that provides strength and flexibility to our products with surface properties designed to minimize patient blood clotting and inflammatory response. The HeartMate products incorporate an exclusive textured surface intended to reduce the incidence of thromboembolic complications and the need for systemic anticoagulation.

International Technidyne Corporation (ITC), a wholly-owned subsidiary of Thoratec after the merger with Cardiosystems on February 14, 2001, is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables, and also manufactures premium-quality, single-use, skin incision devices. ITC operates in a business segment that we call Other Medical Equipment.

Acquisition Event

On February 14, 2001, Thoratec completed its merger with Cardiosystems. Pursuant to the merger agreement between Thoratec and Cardiosystems dated October 3, 2000, Thoratec issued 32,226,074 newly issued shares of its common stock to the shareholders of Cardiosystems in exchange for all the outstanding common stock of Cardiosystems (38,594,281 shares outstanding as of February 14, 2001) at an exchange ratio of 0.835 to 1. After the transaction, Cardiosystems' shareholders owned 59% of the then outstanding common stock of Thoratec and the former Thoratec shareholders owned the remaining shares of Thoratec common stock. Thermo Electron Corporation, the majority shareholder of Cardiosystems prior to the merger, received 19,312,959 shares of the 32,226,074 newly issued shares. After the merger, Thermo Electron owned 35% of the then outstanding common stock of Thoratec.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Cardiosystems owned the majority of Thoratec common stock after the merger. Cardiosystems was considered the acquiror for accounting and financial reporting purposes. Due to the reverse acquisition, Thoratec's assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. The operating results of Thoratec have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Approximately $311.6 million of the purchase price of $347.8 has been allocated to goodwill and other purchased intangible assets. As a result of the merger, $76.9 million relating to in-process research and development has been expensed in the first quarter of 2001. The goodwill and other intangibles will be amortized over estimated useful lives of six to twenty years.

Liquidity and Capital Resources

At the end of March 2001, we had working capital of $118.6 million compared with $149.2 million at the end of December 2000. Cash, cash equivalents and short-term investments available-for-sale decreased $39.3 million to $89.6 million principally due to $45.3 million in cash and short-term investments being reclassified to restricted cash to reflect the pledge of collateral as support for a letter of credit guarantee to Thermo Electron related to Thermo Electron's guarantee of the Company's outstanding subordinated debentures which are due in 2004. Additionally, the decrease is due to the payment of merger related costs, offset by the addition of Thoratec's cash at the date of the merger and interest earned on corporate cash investments.

The 2001 Statement of Cash Flows was prepared by combining Cardiosystems' balance sheet as of December 2000 with Thoratec's balance sheet as of the merger date of February 14, 2001, and comparing it to the consolidated balance sheet as of March 2001, which included both entities. During the first three months of 2001, $3.9 million of cash was used in operations. Net collections of accounts receivable provided $3.0 million, primarily from lower sales in the first quarter of 2001 compared to the fourth quarter of 2000. Uses of cash included $2.4 million for increased inventory levels following lower than expected sales in the first quarter and anticipated higher sales in future periods and $2.5 million related to decreased accounts payable and other current liabilities.

During the first three months of 2001, $24 million of cash was used in investing activities of the Company. Cash in the amount of $24 million was provided from net maturities, sales and purchases of available-for-sale investments, and $3.5 million was provided from Thoratec's beginning cash balance as of the date of the merger. Uses of cash included $45.3 million to collateralize a letter of credit guarantee to Thermo Electron related to Thermo Electron's guarantee of the Company's outstanding subordinated debentures which are due in 2004, $5.8 for capitalized merger transaction costs and $689,000 for capital equipment purchases. The capitalized merger transaction costs consisted of banking, legal and accounting costs incurred by Cardiosystems and were capitalized in the purchase consideration (now a component of goodwill).

During the first three months of 2000, less than $100,000 of cash was provided by the Company's financing activities. These activities were related primarily to employee purchases of stock under the Company's stock option plans.

On April 12, 2001 we announced that our board of directors authorized a stock repurchase program under which our common stock with a market value up to $20 million may be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of Thoratec stock, general market conditions and other factors. There were no repurchases of our common stock in the first quarter of 2001 since the plan was put into place after the quarter ended.

We believe that on-hand cash, short term available-for-sale investments and expected cash flow from operations will be sufficient to fund our operations for at least the next twelve months. We expect that our operating expenses will increase in future periods as we spend more on product manufacturing, marketing and research and development of new product lines as well as substantial costs associated with the combination of Thoratec with Cardiosystems.

The impact of inflation on our financial position and results of operations was not significant during the three month periods ended March 2001 and March 2000.

Results of Operations

Three months ended March 2001 and 2000

Product sales in the first quarter of 2001 were $21.5 million compared to $19.9 million in the first quarter of 2000, an increase of approximately $1.6 million or 8%. The increase is attributable to the addition of Thoratec product sales of $3.5 million since the date of the merger, and an increase of $500,000 in sales of our blood coagulation testing equipment, partially offset by $2.5 million lower sales of HeartMate products due to significant distractions and uncertainties among the Cardiosystems sales force prior to and immediately after the closing of the merger.

Gross margin was $11.4 million, representing approximately 53% of product sales for the first quarter of 2001 compared to a gross margin of $11.8 million representing approximately 59% of product sales for the first quarter of 2000. The decrease in gross margin percentage was due primarily to a lower proportion of domestic sales to total product sales. Ventricular assist disposable products, primarily blood pumps, that are sold in the United States generally have a higher gross margin than those sold in the rest of the world. In addition, production costs for the HeartMate product line were higher in the first quarter of 2001 due to increased inventory reserves for inventory expected to be used in clinical and research and development activities, employee post-close merger retention costs and higher scrap levels.

Research and development expenses were approximately 24% of product sales in the first quarter of 2001 and 21% in the first quarter of 2000. These expenses increased to $5.2 million in the first quarter of 2001 from $4.1 million in the first quarter of 2000, an increase of $1.1 million, or 27%. The addition of Thoratec's research and development expenses added $1.3 million to expenses. HeartMate research and development expenses were relatively unchanged overall from the prior quarter. Decreases in HeartMate II and III project spending were offset by increases in spending for projects related to HeartMate I.

Selling, general and administrative expenses increased to $7.3 million in the first quarter of 2001, from $5.9 million in the first quarter of 2000, an increase of $1.5 million or 25%. As a percent of sales, these expenses increased from 29% of product sales in 2000 to 34% of product sales in 2001. The increase is due to the addition of Thoratec's sales force and administrative staff at the date of the merger, partially offset by lower Cardiosystems personnel costs from open positions. Approximately $116,000 of additional merger related expenses are included in selling, general and administration expenses.

Merger and restructuring costs were $3.5 million in the first quarter of 2001 and were principally related to employee severance and retention costs, and outside consulting, accounting, and legal expenses related to the merger.

Amortization of purchased intangibles and goodwill was $2.3 million in the first quarter of 2001. All purchased intangibles and goodwill were generated due to the merger between Thoratec and Cardiosystems, and are being amortized to expense on a straight-line basis over periods ranging from six to 20 years beginning February 14, 2001.

In-process research and development expense was $76.9 million in the first quarter of 2001 and represents a one-time charge related to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future uses. The value assigned to acquired in-process research and development was determined by an independent appraiser, who identified research projects in areas for which technological feasibility had not been established.

Interest and other income, net decreased $67,000, or 5.5%, in the first quarter of 2001 from the first quarter of 2000. This decrease is due principally to lower research and development contract revenues.

The effective tax rate was 0.6% in the first quarter of 2001 and 38% in the first quarter of 2000. The effective tax rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to the Company's merger with Cardiosystems, including the write off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses. For 2000, the effective tax rate exceeded the federal statutory income tax rate primarily due to the impact of state income taxes.

Forward-Looking Statements

The statements in this report that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. These risks include the results of clinical trials, government regulatory approval processes, delays in product development and new product introductions, announcements by our competitors, an intensely competitive market, the ability to integrate acquired operations and market acceptance of new products.

These factors, and others, are discussed more fully in our annual report on Form 10-K for 2000 and our other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. These forward-looking statements speak only as of the date hereof.

We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

We do not currently use derivative financial instruments in our operations or investment portfolio. We do not have material exposure to market risk associated with changes in interest rates. Our subordinated debentures carry a fixed rate of interest and are currently callable at par value. Our investment portfolio at the end of the first quarter 2001 consisted of short-term state and municipal government bonds and money market funds that are classified as available-for-sale and have maturities of less than 90 days. We do not expect to be subject to material interest rate risk with respect to our short-term investments. We do not believe we have any other material exposure to market risk associated with interest rates.

We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products. These employees report into our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-United States operations are translated into United States dollars at the fiscal period-end exchange rates, and, except as follows, the resulting translation adjustments are included in comprehensive income. Exchange rate fluctuations resulting from the period-end translation of the current portion of the intercompany obligation of our wholly owned subsidiary in the United Kingdom into United States dollars are recorded in the income statement as foreign currency exchange gains or losses and are included in interest and other income, net. Net foreign currency exchange loss was approximately $61,000 in the first quarter 2001, and zero for first quarter 2000 as the United Kingdom subsidiary became a part of our operations upon the completion of the merger between Thoratec and Cardiosystems on February 14, 2001.

Although we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations, to date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On February 14, 2001, Thoratec completed its merger with Cardiosystems. Pursuant to the merger agreement between Thoratec and Cardiosystems dated October 3, 2000, Thoratec issued 32,226,074 newly issued shares of its common stock to the shareholders of Cardiosystems in exchange for all the outstanding common stock of Cardiosystems (38,594,281 shares outstanding as of February 14, 2001) at an exchange ratio of 0.835 to 1. After the transaction, Cardiosystems' shareholders owned 59% of the then outstanding common stock of Thoratec and the former Thoratec shareholders owned the remaining shares of Thoratec common stock. Thermo Electron Corporation, the majority shareholder of Cardiosystems prior to the merger, received 19,312,959 shares of the 32,226,074 newly issued shares. After the merger, Thermo Electron owned 35% of the then outstanding common stock of Thoratec.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 13, 2001 a meeting of shareholders was held. At the meeting, the following actions were taken by the shareholders:

1. A proposal for a merger of a subsidiary into Thermo Cardiosystems Inc. as contemplated by an Agreement and Plan of Merger dated October 3, 2000 among Thoratec, Thermo Cardiosystems, Lighting Acquisition Corp., and Thermo Electron Corporation. The results of the voting were as follows:

               For                                15,125,598
               Against                               419,087
               Abstain                                11,888

2. A proposal to amend Thoratec's 1997 Stock Option Plan to increase the authorized number of shares for Thoratec's common stock reserved for issuance under options granted under the Thoratec option plan by 3,600,000 shares, which is in addition to the increase authorized under proposal 3. The results of the voting were as follows:

               For                                13,377,728
               Against                             2,142,572
               Abstain                                36,273

3. A proposal to amend the Thoratec option plan to increase the number of shares of Thoratec common stock reserved for issuance under options granted under the Thoratec option plan by 2,800,000 shares, which is in addition to the increase authorized by proposal 2. The results of the voting were as follows:

               For                                13,408,008
               Against                             2,112,304
               Abstain                                36,261

4. A proposal to vote on an amendment to Thoratec's articles of incorporation to change the name of Thoratec from "Thoratec Laboratories Corporation" to "Thoratec Corporation". The results of the voting were as follows:

               For                                20,098,317
               Against                               172,128
               Abstain                                19,393

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Item 601 of Regulation S-K

               3.1      Amended and Restated Articles of Incorporation (1)

               99.1 Press release dated February 14, 2001 announcing closing of merger with Thermo Cardiosystems Inc. (1)

        (b)    Reports on Form 8-K

               1. Amended Current Report on Form 8-K/A filed with the SEC on March 30, 2001 (File No. 033-72502) reporting the following items:
                    -    Item 1: Change in Control
                    -    Item 2: Acquisition or Disposition of Assets
                    -    Item 4: Change in Registrant's Certifying Accountant
                    -    Item 5: Other Events
                    - Item 7(a): Audited financial statements of Thermo Cardiosystems Inc. for the year ended December 30, 2000.
                    - Item 7(b): Unaudited pro forma combined condensed financial information of Thoratec Corporation and Thermo Cardiosystems Inc.

               2. Current Report on Form 8-K filed with the SEC on February 28, 2001 (File No. 033-72502) reporting the following items:

                    -    Item 1: Change in Control
                    -    Item 2: Acquisition or Disposition of Assets
                    -    Item 5: Other Events

        (1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2001 (File No. 033-72502).

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       THORATEC CORPORATION


Date:  May 14, 2001                    /s/ D. Keith Grossman
                                       -------------------------------------
                                       D. Keith Grossman,
                                       Chief Executive Officer

Date:  May 14, 2001                    /s/ Cheryl D. Hess
                                       -------------------------------------
                                       Cheryl D. Hess,
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)