Form 10-Q
period 2001-06-30
THORATEC CORP
filed 2001-08-13
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from __________ to ___________

COMMISSION FILE NUMBER: 1-8145

THORATEC CORPORATION

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2340464 (I.R.S. Employer Identification No.)

6035 Stoneridge Drive, Pleasanton, California (Address of principal executive offices)	94588 (Zip Code)

Registrant’s telephone number, including area code: (925) 847-8600

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [   ]

     As of August 10, 2001, registrant had 55,140,400 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except common shares data)
(Unaudited)

	June	December
	2001	2000

ASSETS Current assets:

Cash and cash equivalents	$3,513	$30,236

Short-term available-for-sale investments at quoted market value (amortized cost of $77,725 in 2001 and $98,743 in 2000)	77,725	98,682

Receivables (net of allowances of $1,262 in 2001 and $939 in 2000)	20,074	15,358

Inventories	27,643	17,381

Deferred tax asset	10,365	3,454

Prepaid expenses and other	1,055	74

Total current assets	140,375	165,185

Equipment and improvements, net	18,957	7,084

Restricted cash	45,723	—

Goodwill	98,124	—

Purchased intangible assets	204,873	—

Other assets	4,943	4,416

TOTAL ASSETS	$512,995	$176,685

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except common shares data)
(Unaudited)

	June	December
	2001	2000

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities:

Accounts payable	$6,092	$3,972

Accrued compensation	5,124	4,976

Accrued merger and restructuring	2,900	1,708

Estimated liabilities for warranty, legal and other	1,954	1,316

Other accrued liabilities	4,730	4,006

Total current liabilities	20,800	15,978

Subordinated convertible debentures (includes $1,500 due to Thermo Electron in 2001 and 2000)	54,838	54,838

Long-term deferred tax liability and other	77,993	—

Total liabilities	153,631	70,816

Shareholders’ equity:

Common shares, 100,000,000 authorized; issued and outstanding 54,609,734 in 2001 and 33,937,643 in 2000	388,352	4,064

Treasury stock at cost, 1,723,150 shares in 2000	—	(51,869)

Capital in excess of par value	—	96,930

Deferred compensation	(688)	(251)

Retained earnings (accumulated deficit)	(28,258)	57,025

Accumulated other comprehensive income (loss):

Unrealized loss on investments	—	(39)

Cumulative translation adjustments	(42)	9

Total accumulated other comprehensive loss	(42)	(30)

Total shareholders’ equity	359,364	105,869

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,995	$176,685

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June	June	June	June
	2001	2000	2001	2000

Product sales	$28,218	$22,609	$49,697	$42,538

Cost of product sales	12,645	9,400	22,684	17,560

Gross margin	15,573	13,209	27,013	24,978

Operating expenses:

Research and development	6,430	3,808	11,660	7,914

Selling, general and administrative	8,311	6,137	15,642	11,992

Amortization of goodwill and purchased intangible assets	4,526	—	6,807	—

In-process research and development	—	—	76,858	—

Merger and restructuring costs	1,605	566	5,145	707

Total operating expenses	20,872	10,511	116,112	20,613

Income (loss) from operations	(5,299)	2,698	(89,099)	4,365

Interest and other income — net	591	1,283	1,735	2,494

Income (loss) before taxes and extraordinary item	(4,708)	3,981	(87,364)	6,859

Income tax expense (benefit)	(1,605)	1,533	(2,080)	2,641

Income (loss) before extraordinary item	(3,103)	2,448	(85,284)	4,218

Extraordinary item (Note 11)	—	191	—	191

Net income (loss)	$(3,103)	$2,639	$(85,284)	$4,409

Earnings (loss) per share:

Basic	$(0.06)	$0.08	$(1.73)	$0.14

Diluted	$(0.06)	$0.08	$(1.73)	$0.14

Shares used to compute earnings (loss) per share:

Basic	54,629	32,203	49,204	32,183

Diluted	54,629	32,212	49,204	32,213

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended

	June	June
	2001	2000

Cash flows from operating activities:

Net income (loss)	$(85,284)	$4,409

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	8,728	1,443

Write-off of in-process research and development costs	76,858	—

Amortization of deferred compensation	404	104

Provision for losses on accounts receivable	323	—

Change in net deferred tax liability	(2,481)	—

Extraordinary item, net of income taxes (Note 11)	—	(191)

Other noncash items	93	—

Changes in assets and liabilities:

Receivables	823	(873)

Inventories	(2,928)	(275)

Prepaid expenses and other assets	(246)	47

Accounts payable and other liabilities	(5,898)	(322)

Net cash provided by (used in) operating activities	(9,608)	4,342

Cash flows from investing activities:

Advances to affiliate, net	—	(9,130)

Purchases of short-term available-for-sale investments	(112,069)	(28,295)

Maturities of short-term available-for-sale investments	87,192	36,663

Sales of short-term available-for-sale investments	58,617	—

Capitalized transaction costs	(5,838)	—

Expenditures for equipment and improvements	(1,459)	(1,232)

Cash acquired in business acquisition	3,456	—

Reclassification to restricted cash	(45,723)	—

Net cash used in investing activities	(15,824)	(1,994)

Cash flows from financing activities:

Net proceeds from issuance of common stock	—	582

Common stock issued upon exercise of options	415	—

Payment of withholding taxes related to employee stock plans	—	(47)

Repurchase of common stock (Note 12)	(1,733)	—

Purchase of convertible debentures (Note 11)	—	(2,825)

Net cash used in financing activities	(1,318)	(2,290)

Effect of exchange rate changes on cash	27	(41)

Net increase (decrease) in cash and cash equivalents	(26,723)	17

Cash and cash equivalents at beginning of period	30,236	418

Cash and cash equivalents at end of period	$3,513	$435

Supplemental Cash Flow Disclosure:

Cash paid for taxes	$452	$2,861

Cash paid for interest	$1,302	$1,389

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended

	June	June	June	June
	2001	2000	2001	2000

Net income (loss)	$(3,103)	$2,639	$(85,284)	$4,409

Other net comprehensive income (loss):

Unrealized gain (loss) on securities	—	(31)	39	(77)

Foreign currency translation adjustments	(1)	(5)	(50)	(34)

Comprehensive income (loss)	$(3,104)	$2,603	$(85,295)	$4,298

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The merger of Thoratec Corporation (“Thoratec” or the “Company”) with Thermo Cardiosystems Inc. (which subsequently changed its name to Thoratec Cardiosystems Inc. and referred to in this report as “Cardiosystems”) was completed on February 14, 2001. The interim condensed consolidated financial statements presented have been prepared in accordance with accounting principles generally accepted in the United States of America without audit and, in our opinion, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position at June 30, 2001 and July 1, 2000, the results of operations for the three and six-month periods ended June 30, 2001 (second quarter and first half 2001) and July 1, 2000 (second quarter and first half 2000) and cash flows for the six-month periods ended June 30, 2001 and July 1, 2000. The merger of Thoratec with Cardiosystems was accounted for as a reverse acquisition because former shareholders of Cardiosystems owned a majority of the outstanding stock of Thoratec subsequent to the merger. For accounting purposes, Cardiosystems is deemed to have acquired Thoratec. Effective July 2, 2001, Thoratec Cardiosystems Inc. and its wholly-owned subsidiary, Nimbus, Inc., were merged into Thoratec Corporation and no longer exist as separate legal entities.

All 2000 financial information presented herein represents the financial position and results of operations and cash flows of Cardiosystems. The 2001 consolidated financial information presented herein includes the financial results of Cardiosystems for the full three and six-month periods ended June 30, 2001 and the financial results of Thoratec for the full three-month period ended June 30, 2001 and for the six-month post-merger period from February 14, 2001 through June 30, 2001. The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

The Condensed Consolidated Financial Statements included here have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements should be read in conjunction with the fiscal 2000 consolidated financial statements of Thoratec filed with the SEC in our Annual Report on Form 10-K on March 29, 2001 and the fiscal 2000 consolidated financial statements of Cardiosystems filed with the SEC on Form 8-K/A on March 30, 2001.

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

2.  MERGER OF THORATEC AND CARDIOSYSTEMS

On February 14, 2001, Thoratec completed its merger with Cardiosystems. Pursuant to the merger agreement between Thoratec and Cardiosystems dated October 3, 2000, Thoratec issued 32,226,074 new shares of its common stock to the shareholders of Cardiosystems in exchange for all the outstanding common stock of Cardiosystems (38,594,281 shares outstanding as of February 14, 2001) at an exchange ratio of 0.835 to 1. Immediately following the transaction, Cardiosystems’ shareholders owned 59% of the then outstanding common stock of Thoratec and the former Thoratec shareholders owned the remaining shares of Thoratec common stock. Thermo Electron Corporation, the majority shareholder of Cardiosystems prior to the merger, received 19,312,959 shares of the 32,226,074 newly issued shares. Immediately following the merger, Thermo Electron owned 35% of the then outstanding common stock of Thoratec. Pursuant to the terms of a Registration Rights Agreement between the Company and Thermo Electron dated October 3, 2000, the Company filed a Registration Statement on Form S-3 with the SEC on June 15, 2001 to register for resale 4,828,240 shares of the Company’s common stock held by Thermo Electron. According to Thermo Electron’s filings made with the SEC, Thermo Electron owned 18,312,959 shares of Thoratec as of June 30, 2001 and 15,892,959 shares as of July 5, 2001, representing approximately 34% of the total outstanding shares of Thoratec as of June 30, 2001 and 29% of the outstanding shares as of July 5, 2001.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Cardiosystems owned the majority of Thoratec common stock after the merger. Cardiosystems was considered the acquiror for accounting and financial reporting purposes. Due to the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. The operating results of Thoratec have been included in the accompanying condensed consolidated financial statements from the date of acquisition. As of June 30, 2001, approximately $309.5 million of the total purchase price of $346.2 million has been allocated to goodwill and other purchased intangible assets. As a result of the merger, $76.9 million relating to in-process research and development has been expensed in the first half of 2001. Until the Company adopts

Statement of Financial Accounting Standard (SFAS) No. 142, “Business Combinations,” further described in Note 5, goodwill and other intangibles will be amortized over estimated useful lives of six to twenty years beginning February 14, 2001. The Company has recorded a liability for the estimated costs associated with evaluating and restructuring its product distribution networks. Due to uncertainty associated with negotiations related to the cancellation of contracts with third parties, an adjustment to the estimated liability recorded in purchase accounting is possible.

The purchase price and allocation of purchase price as of June 30, 2001 are summarized as follows:

Purchase price:

Common stock	$306,889

Stock options	33,524

Transaction costs	5,780

Total purchase price	$346,193

Allocation of purchase price:

Tangible assets acquired (primarily cash and short-term investments, receivables, inventory, and equipment and improvements)	$41,018

Fair market valuation of property lease	2,285

Deferred tax asset	4,332

Deferred compensation	841

Intangible net assets acquired:

Patents, trademarks and tradenames, purchased technology and assembled workforce	209,572

Goodwill	99,940

In-process research and development	76,858

Liabilities assumed	(11,260)

Deferred tax liability	(77,393)

Total	$346,193

The unaudited consolidated results of operations on a pro forma basis as if the merger had occurred as of the beginning of the periods presented are as follows:

	Three Months Ended		Six Months Ended

	June	June	June	June
	2001	2000	2001	2000

Revenue	$28,218	$29,869	$53,222	$57,404

Net loss *	$(3,103)	$(1,533)	$(89,253)	$(80,536)

Net loss per share — basic and diluted	$(0.06)	$(0.03)	$(1.63)	$(1.51)

*     The three and six-month periods ended June 2001 include $1.6 and $6.5 million, respectively, of merger and restructuring costs and the three and six-month periods ended ended June 2000 include $566,000 and $707,000, respectively, of merger and restructuring costs. Each of the three-month periods ended June 2001 and June 2000 includes $4.5 million of amortization of goodwill and purchased intangibles. Each of the six-month periods ended June 2001 and June 2000 includes a $76.9 million write-off of in-process research and development costs and $9.1 million of amortization of goodwill and purchased intangibles.

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the merger been consummated as of the above dates, nor are they necessarily indicative of future operating results.

3.  MERGER AND RESTRUCTURING EXPENSES

Merger costs of $768,000 and $4.3 million, respectively, in the second quarter and first half of 2001 were principally related to employee severance and pre-merger retention costs and outside consulting, accounting, and legal expenses related to the merger between Thoratec and Cardiosystems.

In June 2001, the Company approved a restructuring plan (the “Plan”) to consolidate all of its VAD manufacturing operations to its manufacturing facilities and headquarters in Pleasanton, California. The restructuring initiatives, which have already commenced, are related to the Company’s desire to provide maximum value to customers through achievement of operating efficiencies. The Company estimates annual savings of at least $2 million will result upon completion of the Plan. The Plan specifically provides for the reduction of approximately 90 of its manufacturing and related workforce at its Woburn and Chelmsford, Massachusetts facilities, both of which were acquired in the merger with Thermo Cardiosystems in February 2001. Employees affected were notified during the quarter both through direct personal contact and written notification. The Company’s HeartMate® family of products, which are currently manufactured at the two Massachusetts facilities, will be transitioned to the Pleasanton facility. The Plan is estimated to take 18 months because of FDA certification requirements for the new manufacturing activities in Pleasanton. During the three months ended June 30, 2001, the Company accrued $837,000 of restructuring charges during the period, in accordance with Emerging Issues Task Force (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” These charges represent estimated severance costs and stock option acceleration charges.

4.  EARNINGS (LOSS) PER SHARE

Although Thoratec is the surviving legal entity after the merger, the merger is treated as an acquisition of Thoratec by Cardiosystems for accounting and financial reporting purposes. The weighted average number of common shares previously reported by Cardiosystems has been adjusted for all periods to reflect the exchange ratio of 0.835.

Basic earnings per share for 2001 are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 6,283,714 shares of common stock for the second quarter of 2001 and for the first six months of 2001 were not included in the computations of diluted earnings per share because the loss positions in both periods would have rendered the additional shares antidilutive. Options to purchase 804,940 shares of common stock for the second quarter of 2000 and 541,915 shares of common stock for the first six months of 2000 were not included in the computations of diluted earnings per share because their effect would have been antidilutive due to the options’ exercise prices exceeding the average market price for the common stock. In addition, the computation of diluted earnings per share for each period presented excluded the effect of assuming the conversion of our 4-3/4 % subordinated convertible debentures, convertible at $37.623 per share, because their effect would have been antidilutive. The principle amount of the debentures was $54.8 million as of the second quarter of 2001 and 2000, respectively.

During the second quarter of 2000, the Company recorded an extraordinary gain of $191,000 in connection with the repurchase of its 4-3/4% subordinated convertible debentures, which increased basic and diluted earnings per share by $.01 per share in the first half of 2000. The extraordinary gain had no effect on earnings per share in the second quarter of 2000.

Basic and diluted earnings (loss) per share were calculated as follows:

	Three Months Ended		Six Months Ended

	June	June	June	June
	2001	2000	2001	2000

Net income (loss)	$(3,103)	$2,639	$(85,284)	$4,409

Weighted average number of common shares-basic	54,629	32,203	49,204	32,183

Dilutive effect of employee stock options	—	9	—	30

Weighted average number of common shares-diluted	54,629	32,212	49,204	32,213

Net earnings (loss) per common share-basic	$(0.06)	$0.08	$(1.73)	$0.14

Net earnings (loss) per common share-diluted	$(0.06)	$0.08	$(1.73)	$0.14

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The Company’s amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill on December 30, 2001 and the requirement to test its goodwill for impairment under the new standard beginning in the first quarter of fiscal year 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

6.  INVENTORIES

Inventories consist of the following:

	June	December
	2001	2000

Finished goods	$8,207	$3,177

Work in process	5,138	10,261

Raw materials	14,298	3,943

Total	$27,643	$17,381

7.  EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consists of property, plant and equipment and rental and support equipment. Rental and support equipment is comprised of drivers and consoles that are rented or loaned to our customers, and periodically may be sold to them. Gross sales proceeds of rental and support equipment are included in product sales with the net book value of the equipment at the date of sale removed from equipment and improvements and included in cost of product sales. Drivers and consoles are manufactured by us and are used to operate our ventricular assist heart pumps. This equipment is capitalized at its historical cost to manufacture and is amortized over its estimated useful life of two to three years.

Equipment and improvements consist of the following:

	June	December
	2001	2000

Property, plant and equipment at cost	$33,594	$22,005

Less accumulated depreciation	(16,755)	(15,324)

Property, plant and equipment, net	16,839	6,681

Rental and support equipment at cost	4,931	1,763

Less accumulated depreciation	(2,813)	(1,360)

Rental and support equipment, net	2,118	403

Total equipment and improvements, net	$18,957	$7,084

8.  BUSINESS SEGMENTS AND GEOGRAPHIC DATA

The Company organizes and manages its business by functional operating entity. The Company’s functional entities operate in two segments: (1) ventricular assist products and grafts and (2) other medical equipment. The Company’s ventricular assist products and grafts segment develops, manufactures, and markets proprietary medical devices used for circulatory support and vascular graft applications. The Company’s other medical equipment segment develops, manufactures and markets near-patient, whole-blood coagulation and testing equipment and related disposables, as well as premium-quality, single-use, skin-incision devices. The three and six-month periods ended June 2000 include Cardiosystems’ ventricular assist products segment and other medical equipment segment. The three and six-month periods ended June 2001 include Cardiosystems’ ventricular assist products segment and other medical equipment segment for the full three and six-month periods and Thoratec’s ventricular assist products and graft segment for the full three-month period ended June 30, 2001 and for the six-month post-merger period from February 14, 2001 through June 30, 2001.

Business Segments:

	Three Months Ended		Six Months Ended

	June	June	June	June
	2001	2000	2001	2000

Product sales:

Ventricular assist products and grafts	$18,038	$12,615	$29,225	$22,788

Other medical equipment	10,180	9,994	20,472	19,750

Total product sales	$28,218	$22,609	$49,697	$42,538

Income (loss) before provision for income taxes:

Ventricular assist products and grafts	$(745)	$1,692	$(3,073)	$1,731

Other medical equipment	2,231	1,867	4,131	3,876

Corporate (a)	(654)	(295)	(1,347)	(535)

Purchase accounting entries	(4,526)	—	(83,665)	—

Merger and restructuring costs	(1,605)	(566)	(5,145)	(707)

Total operating income (loss)	(5,299)	2,698	(89,099)	4,365

Interest and other income, net	591	1,283	1,735	2,494

Total income (loss) before taxes and extraordinary gain	$(4,708)	$3,981	$(87,364)	$6,859

(a)	Represents primarily general and administrative expenses not specifically identified to any particular business segment.

Geographic Areas:

	Three Months Ended		Six Months Ended

	June	June	June	June
	2001	2000	2001	2000

Product sales:

Domestic	$21,590	$18,924	$38,533	$35,890

Europe	3,231	2,039	6,217	4,154

All other international	3,397	1,646	4,947	2,494

Total international	6,628	3,685	11,164	6,648

Total	$28,218	$22,609	$49,697	$42,538

9.  RESTRICTED CASH AND CONVERTIBLE DEBENTURES

In May 1997, the Company issued $70.0 million worth of 4 3/4% Convertible Subordinated Debentures due May 2004. These debentures were originally issued by Cardiosystems, which was merged into Thoratec and dissolved effective July 2, 2001. The current outstanding balance of $54.8 million reflects repurchases in the open market that have occurred from time to time. Interest is payable semi-annually in November and May of each year. The outstanding debentures are convertible into Company stock at a price of $37.623 per share. To date, no debentures have been exchanged for shares.

Upon closing of the merger with Cardiosystems in February 2001, $45.0 million was reclassified to long-term assets from cash and short-term investments to reflect the pledge of collateral as support for a letter of credit guarantee to Thermo Electron Corporation related to Thermo Electron’s guarantee of the Company’s outstanding subordinated debentures which are due in 2004. The balance of this investment as of June 30, 2001, $45.7 million, includes interest accumulations.

10.  INCOME TAXES

The Company’s effective tax benefit rate was 34.1% and 2.4%, respectively, in the second quarter of 2001 and first half of 2001 as compared to an effective tax provision rate of 38.5% in the second quarter of 2000 and first half of 2000. The effective tax benefit rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to the Company’s merger with Cardiosystems, including the write-off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses. For 2000, the effective tax provision rate exceeded the federal statutory income tax rate primarily due to the impact of state income taxes.

At June 30, 2001, the Company reported a net deferred tax liability of approximately $64 million, comprised principally of temporary differences between financial statement and income tax bases of intangible assets. At December 30, 2000, the Company reported a net deferred tax asset of approximately $6 million, comprised principally of temporary differences between financial statement and income tax bases resulting from differences in the timing of financial statement expense and income tax deductions.

11.  EXTRAORDINARY ITEM

During the second quarter of 2000, the Company purchased $3,173,000 principal amount of its 4-3/4% subordinated convertible debentures for $2,825,000 in cash, resulting in an extraordinary gain of $191,000, net of taxes of $117,000.

12. REPURCHASE OF COMMON STOCK

On April 12, 2001 the Company announced that its board of directors authorized a stock repurchase program under which the Company’s common stock with a market value up to $20 million may be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of Thoratec stock, general market conditions and other factors. During the second quarter of 2001, the Company paid approximately $1.7 million to repurchase 192,700 shares of its common stock, which were retired.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, manufacture and market proprietary medical devices used for circulatory support, vascular graft, blood coagulation and skin incision applications. We currently market the Thoratec® Ventricular Assist System (Thoratec VAD System or the VAD System) and the HeartMate® Left Ventricular Assist System (HeartMate LVAS) in the United States and internationally for use as a bridge to heart transplantation. Additionally the Thoratec VAD System is marketed for use in the recovery of the heart after open-heart surgery. We have also developed small diameter vascular grafts for use in hemodialysis access and coronary artery bypass surgery. The components of the VAD System and graft products that come into contact with human tissue or blood incorporate Thoralon®, our proprietary biomaterial. Thoralon is a unique biomaterial that provides strength and flexibility to our products with surface properties designed to minimize patient blood clotting and inflammatory response. The HeartMate products incorporate an exclusive textured surface intended to reduce the incidence of thromboembolic complications and the need for systemic anticoagulation.

International Technidyne Corporation (ITC), a wholly-owned subsidiary of Thoratec after the merger with Cardiosystems on February 14, 2001, is a leading manufacturer of near-patient, whole-blood coagulation testing equipment and related disposables, and also manufactures premium-quality, single-use, skin incision devices. ITC operates in a business segment that we call Other Medical Equipment.

Acquisition Event

On February 14, 2001, Thoratec completed its merger with Cardiosystems. Pursuant to the merger agreement between Thoratec and Cardiosystems dated October 3, 2000, Thoratec issued 32,226,074 newly issued shares of its common stock to the shareholders of Cardiosystems in exchange for all the outstanding common stock of Cardiosystems (38,594,281 shares outstanding as of February 14, 2001) at an exchange ratio of 0.835 to 1. Immediately following the transaction, Cardiosystems’ shareholders owned 59% of the then outstanding common stock of Thoratec and the former Thoratec shareholders owned the remaining shares of Thoratec common stock. Thermo Electron Corporation, the majority shareholder of Cardiosystems prior to the merger, received 19,312,959 shares of the 32,226,074 newly issued shares. Immediately following the merger, Thermo Electron owned 35% of the then outstanding common stock of Thoratec. Pursuant to the terms of a Registration Rights Agreement between the Company and Thermo Electron dated October 3, 2000, the Company filed a Registration Statement on Form S-3 with the SEC on June 15, 2001 to register for resale 4,828,240 shares of the Company’s common stock held by Thermo Electron. According to Thermo Electron’s filings made with the SEC, Thermo Electron owned 18,312,959 shares of Thoratec as of June 30, 2001 and 15,892,959 shares as of July 5, 2001, representing approximately 34% of the total outstanding shares of Thoratec as of June 30, 2001 and 29% of the outstanding shares as of July 5, 2001.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Cardiosystems owned the majority of Thoratec common stock after the merger. Cardiosystems was considered the acquiror for accounting and financial reporting purposes. Due to the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. The operating results of Thoratec have been included in the accompanying condensed consolidated financial statements from the date of acquisition. As of June 30, 2001, approximately $309.5 million of the purchase price of $346.2 has been allocated to goodwill and other purchased intangible assets. As a result of the merger, $76.9 million relating to in-process research and development has been expensed in the first half of 2001. Until the Company adopts Statement of Financial Accounting Standard (SFAS) No. 142, “Business Combinations,” further described in Note 5 to the Condensed Consolidated Financial Statements, the goodwill and other intangibles will be amortized over estimated useful lives of six to twenty years.

Restructuring Plan

In June 2001, the Company approved a restructuring plan (the “Plan”) to consolidate all of its VAD manufacturing operations to its manufacturing facilities and headquarters in Pleasanton, California. The restructuring initiatives, which have already commenced, are related to the Company’s desire to provide maximum value to customers through achievement of operating efficiencies. The Company estimates annual savings of at least $2 million will result upon completion of the Plan. The Plan specifically provides for the reduction of approximately 90 of its manufacturing and related workforce at its Woburn and Chelmsford, Massachusetts facilities, both of which were acquired in the merger with Thermo Cardiosystems in February 2001. Employees affected were notified during the quarter both through direct personal contact and written notification. The Company’s HeartMate® family of products, which are currently manufactured at the two Massachusetts facilities, will be transitioned to the Pleasanton facility. The Plan is estimated to take 18 months because of FDA certification requirements for the new manufacturing activities in Pleasanton. During the three months ended June 30, 2001, the Company accrued $837,000 of restructuring charges during the period, in accordance with Emerging Issues Task Force (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” These charges represent estimated severance costs and stock option acceleration charges.

Liquidity and Capital Resources

At the end of June 2001, we had working capital of $119.6 million compared with $149.2 million at the end of December 2000. Cash, cash equivalents and short-term investments available-for-sale decreased $47.7 million to $81.2 million principally due to $45.0 million in cash and short-term investments being reclassified to restricted cash to reflect the pledge of collateral as support for a letter of credit guarantee to Thermo Electron related to Thermo Electron’s guarantee of the Company’s outstanding subordinated debentures which are due in 2004. Additionally, the decrease is due to the payment of merger and restructuring costs and for stock repurchases, offset by the addition of Thoratec’s cash at the date of the merger and interest earned on corporate cash investments.

The 2001 Statement of Cash Flows was prepared by combining Cardiosystems’ balance sheet as of December 2000 with Thoratec’s balance sheet as of the merger date of February 14, 2001, and comparing it to the consolidated balance sheet as of June 2001, which included both entities. During the first six months of 2001, $9.6 million of cash was used in operations. A net decrease in accounts receivable provided $823,000, primarily from lower sales in the first half of 2001 compared to the fourth quarter of 2000. Uses of cash included $2.9 million for increased inventory levels following lower than expected sales in the first half of 2001 and anticipated higher sales in future periods and $5.9 million related to decreased accounts payable and other current liabilities. The decrease in accounts payable and other current liabilities is due largely to payments related to employee severance and pre-merger retention and other merger-related costs.

During the first half of 2001, $15.8 million of cash was used in investing activities of our Company. Cash in the amount of $33.7 million was provided from net maturities, sales and purchases of available-for-sale investments and $3.5 million from Thoratec’s beginning cash balance as of the date of the merger. Uses of cash included $45.7 million to collateralize a letter of credit guarantee to Thermo Electron related to Thermo Electron’s guarantee of the Company’s outstanding subordinated debentures which are due in 2004, $5.8 million for capitalized merger transaction costs and $1.5 million for capital equipment purchases. The capitalized merger transaction costs consisted of banking, legal and accounting costs incurred by Cardiosystems and were capitalized in the purchase consideration (now a component of goodwill).

During the first half of 2001, $1.3 million of cash was used in financing activities of our Company. Uses of cash included $1.7 million in common stock repurchases, representing 192,700 shares, which were subsequently retired. On April 12, 2001, we announced a stock repurchase program under which our common stock with a market value up to $20 million may be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases is based on several conditions, including the price of Thoratec stock, general market conditions and other factors. Uses were partially offset by $415,000 cash received from employee purchases of stock under the Company’s stock option plans.

We believe that on-hand cash, short term available-for-sale investments and expected cash flow from operations will be sufficient to fund our operations for at least the next twelve months. We expect that our operating expenses will increase in future periods as we spend more on product manufacturing, marketing and research and development of new product lines as well as substantial costs associated with the assimilation of Cardiosystems with Thoratec and the consolidation of our VAD manufacturing operations.

The impact of inflation on our financial position and results of operations was not significant during the six-month periods ended June 2001 and June 2000.

Results of Operations

Second quarter 2001 and 2000

Product sales in the second quarter of 2001 were $28.2 million compared to $22.6 million in the second quarter of 2000, an increase of approximately $5.6 million or 25%. The increase is primarily attributable to the addition of Thoratec product sales of $8.5 million during the quarter, partially offset by $3.0 million lower sales of HeartMate products due to normal fluctuations in the ventricular assist device market and stronger international sales where average selling prices are lower.

Gross margin was $15.6 million, representing approximately 55% of product sales for the second quarter of 2001 compared to a gross margin of $13.2 million representing approximately 58% of product sales for the second quarter of 2000. The decrease in gross margin percentage was primarily due to a lower proportion of domestic sales to total product sales. Ventricular assist disposable products, primarily blood pumps that are sold in the United States, generally have higher gross margins than those sold in the rest of the world. Additional contributors to the decrease in gross margin included higher unit production costs due to the manufacturing of fewer HeartMate units than originally planned and employee post-close merger retention costs.

Research and development expenses were approximately 23% of product sales in the second quarter of 2001 and 17% of product sales in the second quarter of 2000. These expenses increased to $6.4 million in the second quarter of 2001 from $3.8 million in the second quarter of 2000, an increase of $2.6 million, or 69%. The increase was attributable principally to Thoratec’s research and development expenses of $2.0 million for the second quarter of 2001. In addition, product development and clinical study expenses for the HeartMate LVAD products were $563,000 higher in the second quarter of 2001 compared to the second quarter of 2000.

Selling, general and administrative expenses increased to $8.3 million in the second quarter of 2001, from $6.1 million in the second quarter of 2000, an increase of $2.2 million or 35%. As a percent of sales, these expenses increased from 27% of product sales in 2000 to 29% of product sales in 2001. The increase is primarily due to the addition of $4.1 million in Thoratec selling, general and administrative expenses, partially offset by lower employee related expenses resulting from the Company’s restructuring activities and reduction of $182,000 in administrative costs paid to Thermo Electron in the second quarter of 2000.

Merger costs were $768,000 in the second quarter of 2001 and were principally related to employee severance and pre-merger retention costs, and outside consulting, accounting, and legal expenses related to the merger. Restructuring costs of $837,000 were incurred in the second quarter of 2001, and represent estimated severance costs related to the consolidation of the VAD manufacturing operations.

Amortization of purchased intangibles and goodwill was $4.5 million in the second quarter of 2001. All purchased intangibles and goodwill were generated due to the merger between Thoratec and Cardiosystems. Until the Company adopts Statement of Financial Accounting Standard (SFAS) No. 142, “Business Combinations,” further described in Note 5 to the Condensed Consolidated Financial Statements, these costs will be amortized to expense on a straight-line basis over periods ranging from six to twenty years beginning February 14, 2001.

Interest and other income, net, decreased $692,000, or 54%, in the second quarter of 2001 from the second quarter of 2000. This decrease is due principally to $523,000 lower interest income caused by both lower cash balances and reduced interest rates as well as $156,000 lower research and development contract revenues.

The Company’s effective tax benefit rate was 34.1% in the second quarter of 2001 as compared to an effective tax provision rate of 38.5% in the second quarter of 2000. The effective tax benefit rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to the Company’s merger with Cardiosystems, including the amortization of goodwill and other nondeductible merger transaction expenses. For 2000, the effective tax provision rate exceeded the federal statutory income tax rate primarily due to the impact of state income taxes.

Six months ended June 2001 and 2000

Product sales in the first half of 2001 were $49.7 million compared to $42.5 million in the first half of 2000, an increase of approximately $7.2 million or 17%. The increase is primarily attributable to the addition of Thoratec product sales of $12.0 million, partially offset by $5.5 million in lower sales of HeartMate products due to significant distractions and uncertainties among the Cardiosystems sales force during the first quarter of the year while the merger was being closed.

Gross margin was $27.0 million, representing approximately 54% of product sales in the first half of 2001 compared to a gross margin of $25.0 million, representing approximately 59% of product sales, in the first half of 2000. The decrease in gross margin percentage was due primarily to a lower proportion of domestic sales to total product sales. Ventricular assist disposable products, primarily blood pumps that are sold in the United States, generally have a higher gross margin than those sold in the rest of the world. In addition, production costs for the HeartMate product line were higher in the first half of 2001 due to increased inventory reserves for inventory expected to be used in clinical and research and development activities, employee post-close merger retention costs, the manufacturing of fewer HeartMate units than originally planned and higher scrap levels.

Research and development expenses were approximately 23% of product sales in the first half of 2001 and 19% of product sales in the first half of 2000. These expenses increased to $11.7 million in the first half of 2001 from $7.9 million in the first half of 2000, an increase of $3.7 million, or 47%. The increase was attributable principally to Thoratec’s research and development expenses of $3.3 million for the first half of 2001. In addition, product development and clinical study expenses for the HeartMate LVAD products were $593,000 higher in the first half of 2001 compared to the first half of 2000.

Selling, general and administrative expenses increased to $15.6 million in the first half of 2001, from $12.0 million in the first half of 2000, an increase of $3.6 million or 30%. As a percent of sales, these expenses increased from 28% of product sales in 2000 to 31% of product sales in 2001. The increase is primarily related to the addition of Thoratec’s selling, general and administrative expenses, which amounted to $5.9 million, partially offset by lower overall employee related expenses caused by the Company’s restructuring activities and reduction of $279,000 in administrative costs paid to Thermo Electron in the first half of 2000.

Merger costs were $4.3 million in the first half of 2001 and were principally related to employee severance and pre-merger retention costs, and outside consulting, accounting, and legal expenses related to the merger. Restructuring costs of $837,000 were incurred in the first half of 2001, and represent estimated severance costs related to the consolidation of the VAD manufacturing operations.

Amortization of purchased intangibles and goodwill was $6.8 million in the first half of 2001. All purchased intangibles and goodwill were generated due to the merger between Thoratec and Cardiosystems. Until the Company adopts Statement of Financial Accounting Standard (SFAS) No. 142, “Business Combinations,” further described in Note 5 to the Condensed Consolidated Financial Statements, these costs will be amortized to expense on a straight-line basis over periods ranging from six to twenty years beginning February 14, 2001.

In-process research and development expense was $76.9 million in the first half of 2001, representing a one-time charge related to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future uses. The value assigned to acquired in-process research and development was determined by an independent appraiser, who identified research projects in areas for which technological feasibility had not been established.

Interest and other income, net, decreased $759,000, or 30%, in the first half of 2001 from the first half of 2000. This decrease is due principally to $552,000 lower interest income caused by both lower cash balances and reduced interest rates as well as $263,000 lower research and development contract revenues.

The Company’s effective tax benefit rate was 2.4% in the first half of 2001 as compared to an effective tax provision rate of 38.5% in the first half of 2000. The effective tax benefit rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to the Company’s merger with Cardiosystems, including the write off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses. For 2000, the effective tax provision rate exceeded the federal statutory income tax rate primarily due to the impact of state income taxes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

We do not currently use derivative financial instruments in our operations or investment portfolio. We do not have material exposure to market risk associated with changes in interest rates. Our subordinated debentures carry a fixed rate of interest and are currently callable at par value. Our investment portfolio at the end of the second quarter 2001 consisted of short-term state and municipal government bonds and money market funds that are classified as available-for-sale and have maturities of less than 90 days. We do not expect to be subject to material interest rate risk with respect to our short-term investments. We do not believe we have any other material exposure to market risk associated with interest rates.

We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products. These employees report into our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-United States operations are translated into United States dollars at the fiscal period-end exchange rates, and, except as follows, the resulting translation adjustments are included in comprehensive income. Exchange rate fluctuations resulting from the period-end translation of the current portion of the intercompany obligation of our wholly owned subsidiary in the United Kingdom into United States dollars are recorded in the income statement as foreign currency exchange gains or losses and are included in interest and other income, net. Net foreign currency exchange loss was approximately $41,000 and $102,000, respectively, in the second quarter and first half of 2001. There were no such gains or losses in the second quarter and first half of 2000 as the United Kingdom subsidiary became a part of our operations upon the completion of the merger between Thoratec and Cardiosystems on February 14, 2001.

Currently, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations and, to date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On April 12, 2001 the Company announced that its board of directors authorized a stock repurchase program under which the Company’s common stock with a market value up to $20 million may be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of Thoratec stock, general market conditions and other factors. During the second quarter of 2001, the Company paid approximately $1.7 million to repurchase 192,700 shares of its common stock, which were retired.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: August 10, 2001	/s/ D. Keith Grossman
D. Keith Grossman, Chief Executive Officer

Date: August 10, 2001	/s/ M. Wayne Boylston
M. Wayne Boylston,
Chief Financial Officer (Principal Financial and Accounting Officer)