Form 10-Q
period 2001-09-29
THORATEC CORP
filed 2001-11-13
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the quarterly period ended September 29, 2001 or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

     As of November 9, 2001, registrant had 55,796,813 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 29,	December 30,
	2001	2000

Assets
Current Assets:
Cash and cash equivalents	$4,209	$30,236
Short-term available-for-sale investments at quoted market value (amortized cost of $85,443 in 2001 and $98,743 in 2000)	85,443	98,682
Receivables (net of allowances of $1,276 in 2001 and $939 in 2000)	19,962	15,358
Inventories	27,054	17,381
Deferred tax asset	10,370	3,454
Prepaid expenses and other	1,247	74

Total Current Assets	148,285	165,185
Equipment and improvements, net	20,816	7,084
Restricted investments	45,794	—
Goodwill	96,875	—
Purchased intangible assets	201,741	—
Other assets	5,260	4,416

Total Assets	$518,771	$176,685

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)
(unaudited)

	September 29,	December 30,
	2001	2000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,918	$3,972
Accrued compensation	5,428	4,976
Accrued merger, restructuring and other	3,763	1,708
Estimated liabilities for warranty, legal and other	1,798	1,316
Other accrued liabilities	4,797	4,006

Total Current Liabilities	22,704	15,978
Subordinated convertible debentures (includes $1,500 due to Thermo Electron in 2001 and 2000)	54,838	54,838
Long-term deferred tax liability and other	78,762	—

Total Liabilities	156,304	70,816
Shareholders’ Equity:
Common shares; 100,000 authorized; issued and outstanding 55,342 in 2001 and 33,938 in 2000	394,594	4,064
Treasury stock at cost; 1,723 shares in 2000	—	(51,869)
Additional capital	—	96,930
Deferred compensation	(586)	(251)
Retained earnings (accumulated deficit)	(31,553)	57,025
Accumulated other comprehensive income (loss):
Unrealized loss on investments	—	(39)
Cumulative translation adjustments	12	9

Total accumulated other comprehensive income (loss)	12	(30)

Total Shareholders’ Equity	362,467	105,869

Total Liabilities and Shareholders’ Equity	$518,771	$176,685

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	September	September	September	September
	2001	2000	2001	2000

Product sales	$28,666	$19,391	$78,363	$61,928
Cost of product sales	13,604	8,299	36,288	25,858

Gross profit	15,062	11,092	42,075	36,070

Operating expenses:
Research and development	5,304	3,902	16,964	11,816
Selling, general and administrative	8,345	5,609	23,986	17,601
Amortization of goodwill and purchased intangible assets	4,538	—	11,346	—
In-process research and development	—	—	76,858	—
Merger, restructuring and other costs	1,410	387	6,555	1,094

Total operating expenses	19,597	9,898	135,709	30,511

Income (loss) from operations	(4,535)	1,194	(93,634)	5,559
Interest and other income — net	547	1,232	2,282	3,726

Income (loss) before taxes and extraordinary item	(3,988)	2,426	(91,352)	9,285
Income tax expense (benefit)	(1,020)	932	(3,100)	3,573

Income (loss) before extraordinary item	(2,968)	1,494	(88,252)	5,712
Extraordinary item — net of taxes	—	—	—	191

Net income (loss)	$(2,968)	$1,494	$(88,252)	$5,903

Basic and diluted earnings (loss) per share	$(0.05)	$0.05	$(1.72)	$0.18

Shares used to compute earnings (loss) per share:
Basic	55,078	32,199	51,169	32,188
Diluted	55,078	32,200	51,169	32,208

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended

	September	September
	2001	2000

Cash flows from operating activities:
Net income (loss)	$(88,252)	$5,903
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,367	2,150
Write-off of in-process research and development costs	76,858	—
Amortization of deferred compensation	506	225
Provision for losses on accounts receivable	331	—
Change in net deferred tax liability	(2,581)	—
Extraordinary item, net of taxes	—	(191)
Other noncash items	49	—
Changes in assets and liabilities:
Receivables	621	771
Inventories	(2,122)	(1,526)
Prepaid expenses and other assets	(442)	34
Accounts payable and other liabilities	(3,103)	622

Net cash provided by (used in) operating activities	(3,768)	7,988

Cash flows from investing activities:
Repayments from affiliate, net	—	13,961
Purchases of short-term available-for-sale investments	(318,970)	(78,469)
Maturities of short-term available-for-sale investments	213,936	70,674
Sales of short-term available-for-sale investments	131,056	287
Capitalized transaction costs	(5,838)	—
Purchases of equipment and improvements	(4,676)	(1,724)
Cash acquired in business acquisition	3,456	—
Reclassification to restricted investments	(45,794)	—

Net cash provided by (used in) investing activities	(26,830)	4,729

Cash flows from financing activities:
Common stock issued upon exercise of options	6,296	453
Repurchase of common stock	(1,733)	—
Purchase of convertible debentures	—	(2,825)

Net cash provided by (used in) financing activities	4,563	(2,372)
Effect of exchange rate changes on cash	8	(39)

Net increase (decrease) in cash and cash equivalents	(26,027)	10,306
Cash and cash equivalents at beginning of period	30,236	418

Cash and cash equivalents at end of period	$4,209	$10,724

Supplemental Cash Flow Disclosure:
Cash paid for taxes	$470	$3,609
Cash paid for interest	$1,302	$1,389

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended

	September	September	September	September
	2001	2000	2001	2000

Net income (loss)	$(2,968)	$1,494	$(88,252)	$5,903

Other net comprehensive income (loss):
Unrealized gain on securities	—	250	39	173
Foreign currency translation adjustments	53	5	3	(29)

Comprehensive income (loss)	$(2,915)	$1,749	$(88,210)	$6,047

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The merger of Thoratec Corporation (“Thoratec” or the “Company”) with Thermo Cardiosystems Inc. (which subsequently changed its name to Thoratec Cardiosystems Inc. and referred to in this report as “TCA”) was completed on February 14, 2001. The interim condensed consolidated financial statements presented have been prepared in accordance with accounting principles generally accepted in the United States of America without audit and, in our opinion, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position at September 29, 2001 and December 30, 2000, the results of operations for the three and nine-month periods ended September 29, 2001 and September 30, 2000 and cash flows for the nine-month periods ended September 29, 2001 and September 30, 2000. The merger of Thoratec with TCA was accounted for as a reverse acquisition because former shareholders of TCA owned a majority of the outstanding stock of Thoratec subsequent to the merger. For accounting purposes, TCA is deemed to have acquired Thoratec. Effective July 2, 2001, Thoratec Cardiosystems Inc. and its wholly-owned subsidiary, Nimbus, Inc., were merged into Thoratec Corporation and no longer exist as separate legal entities.

All 2000 financial information presented herein represents the financial position and results of operations and cash flows of TCA. The 2001 condensed consolidated financial information presented herein includes the financial results of TCA for the entire three and nine-month periods ended September 29, 2001 and the financial results of Thoratec for the entire three-month period ended September 29, 2001. For the nine-month period ended September 29, 2001, the financial results of Thoratec are included only for the post-merger period from February 14, 2001 through September 29, 2001. The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

The condensed consolidated financial statements included here have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements should be read in conjunction with the fiscal 2000 consolidated financial statements of Thoratec filed with the SEC in our Annual Report on Form 10-K on March 29, 2001 and the fiscal 2000 consolidated financial statements of TCA filed with the SEC on Form 8-K/A on March 30, 2001.

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

2. MERGER OF THORATEC AND TCA

On February 14, 2001, Thoratec completed its merger with TCA. Pursuant to the merger agreement between Thoratec and TCA dated October 3, 2000, Thoratec issued 32,226,074 new shares of its common stock to the shareholders of TCA in exchange for all the outstanding common stock of TCA (38,594,281 shares outstanding as of February 14, 2001) at an exchange ratio of 0.835 shares of Thoratec stock for each share of TCA stock. Immediately following the transaction, TCA’s shareholders owned 59% of the then outstanding common stock of Thoratec and the former Thoratec shareholders owned the remaining shares of Thoratec common stock. Thermo Electron Corporation (“Thermo Electron”), the majority shareholder of TCA prior to the merger, received 19,312,959 shares of the 32,226,074 newly issued shares. Immediately following the merger, Thermo Electron owned 35% of the then outstanding common stock of Thoratec. Pursuant to the terms of a Registration Rights Agreement (“Registration Rights Agreement”) between the Company and Thermo Electron dated October 3, 2000, the Company filed a Registration Statement on Form S-3 with the SEC, which became effective on June 15, 2001, to register for resale 4,828,240 shares of the Company’s common stock held by Thermo Electron. Subsequent to that filing, Thermo Electron sold substantially all of the registered shares. As of September 29, 2001, Thermo Electron owned 14,560,544 shares of Thoratec, representing approximately 26% of Thoratec’s total outstanding shares. The Company filed another Registration Statement on Form S-3 with the SEC on October 24, 2001, to register for resale, 5,825,000 shares of the Company’s common stock held by Thermo Electron. This Registration Statement is not yet effective.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of TCA owned the majority of Thoratec common stock after the merger. TCA was considered the acquiror for accounting and financial reporting purposes. Due to the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. The operating results of Thoratec have been included in the accompanying condensed consolidated financial statements from the date of acquisition forward. As of September 29, 2001, approximately $309.5 million of the total purchase price of $346.2 million has been allocated to goodwill and other purchased intangible assets. As a result of the merger, $76.9 million relating to in-process research and development has been expensed in the first quarter of 2001. Until the Company adopts Statement of Financial Accounting Standard (SFAS) No. 142, “Business Combinations,” at the beginning of fiscal year 2002, further described in Note 5, goodwill and other intangibles will continue to be amortized over estimated useful lives of six to twenty years beginning February 14, 2001. The Company has recorded a liability for the estimated costs associated with evaluating and restructuring its product distribution networks. Due to uncertainty associated with negotiations related to the cancellation of contracts with third parties, an adjustment to the estimated liability recorded in purchase accounting is possible.

The fair value of Thoratec’s net assets have been estimated for purposes of allocating the purchase price. The purchase price and allocation of purchase price as of September 29, 2001 are summarized as follows:

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

The unaudited consolidated results of operations on a pro forma basis as if the merger had occurred as of the beginning of the periods presented are as follows:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	2001	2000	2001	2000

Revenue	$28,666	$25,585	$81,887	$82,990
Net loss*	$(2,968)	$(4,914)	$(91,288)	$(85,371)
Net loss per share — basic and diluted	$(0.05)	$(0.09)	$(1.67)	$(1.59)

*	The three and nine-month periods ended September 2001 include $0.7 million and $7.2 million, respectively, of merger and restructuring costs and the three and nine-month periods ended September 2000 include $2.2 million and $2.9 million, respectively, of merger and restructuring costs (see Note 3). Each of the three-month periods ended September 2001 and September 2000 includes $4.5 million of amortization of goodwill and purchased intangibles. Each of the nine-month periods ended September 2001 and September 2000 includes $13.5 million of amortization of goodwill and purchased intangibles and $76.9 million of in-process research and development expenses.

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the merger been consummated as of the above dates, nor are they necessarily indicative of future operating results.

3. MERGER, RESTRUCTURING AND OTHER COSTS

Merger, restructuring and other costs are comprised of the following:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	2001	2000	2001	2000

Merger	$505	$387	$4,813	$1,094
Restructuring	190	—	1,027	—
Other	715	—	715	—

Total	$1,410	$387	$6,555	$1,094

Merger costs of $0.5 million and $4.8 million were incurred in the third quarter and first nine months of 2001, respectively. These costs were principally related to employee severance and pre-merger retention costs and outside consulting, accounting, and legal expenses related to the merger between Thoratec and TCA.

In June 2001, the Company approved a restructuring plan (the “Plan”) to consolidate all of its ventricular assist device (“VAD”) manufacturing operations to its manufacturing facilities and headquarters in Pleasanton, California. The restructuring initiatives, which have already commenced, are related to the Company’s desire to provide maximum value to shareholders through achievement of operating efficiencies. The Company estimates that substantial savings will result upon completion of the Plan. The Plan specifically provides for the reduction of approximately 90 of its manufacturing and related workforce at its Woburn and Chelmsford, Massachusetts facilities, both of which were acquired in the merger with TCA in February 2001. The Company notified the affected employees during the second quarter of 2001 both through direct personal contact and written notification. The manufacturing of the Company’s HeartMate® family of products, which are currently manufactured at the two Massachusetts facilities, will be transitioned to the Pleasanton facility. The Plan is estimated to take 18 months because of FDA certification requirements for the new manufacturing activities in Pleasanton. Through September 29, 2001, the Company has accrued $1.0 million of restructuring charges in accordance with Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, and Staff Accounting Bulletin (“SAB”) 100, “Restructuring and Impairment Charges.” These charges represent estimated severance costs and stock option acceleration charges. As of September 29, 2001, the Company has paid approximately $0.1 million in severance payments to 2 employees related to the restructuring.

Other costs of $0.7 million were incurred in the third quarter of 2001 related to the events of September 11, 2001.

4. EARNINGS (LOSS) PER SHARE

Although Thoratec is the surviving legal entity after the merger, the merger is treated as an acquisition of Thoratec by TCA for accounting and financial reporting purposes. The weighted average number of common shares previously reported by TCA has been adjusted for all periods to reflect the exchange ratio of 0.835 to 1.

Basic earnings per share for 2001 are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 5,817,961 shares of common stock for the third quarter of 2001 and for the first nine months of 2001 were not included in the computations of diluted earnings per share because the loss positions in both periods would have rendered the additional shares antidilutive. Options to purchase 1,021,205 and 702,235 shares of common stock for the third quarter of 2000 and for the first nine months of 2000 were not included in the computations of diluted earnings per share because their effect would have been antidilutive due to the options’ exercise prices exceeding the average market price for the common stock. In addition, the computation of diluted earnings per share for each period presented excluded the effect of assuming the conversion of the Company’s 4-3/4 % subordinated convertible debentures, convertible at $37.62 per share, because their effect would have been antidilutive. The principle amount of the debentures was $54.8 million as of September 29, 2001 and September 30, 2000.

Basic and diluted earnings (loss) per share were calculated as follows:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	2001	2000	2001	2000

Net income (loss)	$(2,968)	$1,494	$(88,252)	$5,903

Weighted average number of common shares-basic	55,078	32,199	51,169	32,188
Dilutive effect of employee stock options	—	1	—	20

Weighted average number of common shares-diluted	55,078	32,200	51,169	32,208

Net earnings (loss) per common share-basic and diluted	$(0.05)	$0.05	$(1.72)	$0.18

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, requires companies to cease amortizing goodwill that existed at June 30, 2001 and also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company will adopt SFAS No. 142 at the beginning of fiscal year 2002 and will stop amortizing goodwill and begin testing goodwill for impairment under the new standard. If an impairment of goodwill occurs, such impairment could harm the Company’s future results of operations. Amortization of goodwill was $1.2 million and $3.1 million, respectively, for the three and nine months ended September 29, 2001.

In October 2000, the FASB approved SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt this Standard at the beginning of fiscal year 2002. The Company has not yet evaluated the impact of adopting this Standard.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, including legal obligations. The Company is required to adopt SFAS No. 143 at the beginning of fiscal year 2003. The impact of the adoption of SFAS No. 143 is currently being evaluated by the Company.

6. INVENTORIES

Inventories consist of the following:

	September 29,	December 30,
	2001	2000

Finished goods	$8,297	$3,177
Work in process	13,390	10,261
Raw materials	5,367	3,943

Total	$27,054	$17,381

7. EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consists of property, plant and equipment and rental and support equipment. Rental and support equipment is comprised of drivers and consoles that are rented or loaned to customers, and periodically may be sold to them. Gross sales proceeds of rental and support equipment are included in product sales with the net book value of the equipment at the date of sale removed from equipment and improvements and included in cost of product sales. Drivers and consoles are manufactured by the Company and are used to operate its ventricular assist heart pumps. This equipment is capitalized at its historical cost to manufacture and is amortized over its estimated useful life of two to three years.

Equipment and improvements consist of the following:

	September 29,	December 30,
	2001	2000

Property, plant and equipment at cost	$34,600	$22,005
Less accumulated depreciation	(16,030)	(15,324)

Property, plant and equipment, net	18,570	6,681

Rental and support equipment at cost	4,448	1,763
Less accumulated depreciation	(2,202)	(1,360)

Rental and support equipment, net	2,246	403

Total equipment and improvements, net	$20,816	$7,084

8. BUSINESS SEGMENTS AND GEOGRAPHIC DATA

     The Company organizes and manages its business by functional operating entity. The Company’s functional entities operate in two segments: (1) ventricular assist products and grafts (“VAD/graft”) and (2) other medical equipment. The Company’s VAD/graft segment develops, manufactures, and markets proprietary medical devices used for circulatory support and vascular graft applications. The Company’s other medical equipment segment develops, manufactures and markets near-patient, whole-blood coagulation testing equipment and related disposables, as well as premium-quality, single-use, skin-incision devices. All 2000 financial information presented herein represents the results of operations of TCA’s VAD/graft segment and other medical equipment segment. The 2001 condensed consolidated financial information presented herein includes the financial results of TCA’s segments for the entire three and nine-month periods ended September 29, 2001 and the financial results of Thoratec’s VAD/graft segment for the entire three-month period ended September 29, 2001. For the nine-month period ended September 29, 2001, the financial results of Thoratec’s VAD/graft segment are included only for the post-merger period from February 14, 2001 through September 29, 2001.

Business Segments:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	2001	2000	2001	2000

Product sales:
Ventricular assist products and grafts	$19,027	$9,114	$48,253	$31,901
Other medical equipment	9,639	10,277	30,110	30,027

Total product sales	$28,666	$19,391	$78,363	$61,928

Income (loss) before income taxes and extraordinary item:
Ventricular assist products and grafts	$1,112	$(492)	$(3,307)	$1,238
Other medical equipment	1,695	2,267	5,826	6,144
Corporate (a)	(1,394)	(194)	(1,394)	(729)
Amortization of goodwill and purchased intangibles	(4,538)	—	(11,346)	—
In-process research and development	—	—	(76,858)	—
Merger, restructuring and other costs	(1,410)	(387)	(6,555)	(1,094)

Total operating income (loss)	(4,535)	1,194	(93,634)	5,559
Interest and other income, net	547	1,232	2,282	3,726

Total income (loss) before taxes and extraordinary item	$(3,988)	$2,426	$(91,352)	$9,285

(a)	Represents primarily general and administrative expenses not specifically identified to any particular business segment.

Geographic Areas:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	2001	2000	2001	2000

Product sales:
Domestic	$23,832	$15,877	$62,365	$51,766

Europe	2,729	1,878	8,946	6,032
All other international	2,105	1,636	7,052	4,130

Total international	4,834	3,514	15,998	10,162

Total	$28,666	$19,391	$78,363	$61,928

As of February 14, 2001, total assets increased $41.8 million as a result of the merger between Thoratec and TCA. This increase was attributed to Thoratec’s assets as of the date of the merger and was comprised of $25.6 million directly related to the VAD/graft segment and $16.2 million for assets that the Company expects to report as corporate assets not specifically attributed to any particular business segment.

9. RESTRICTED INVESTMENTS AND CONVERTIBLE DEBENTURES

In May 1997, the Company issued $70.0 million worth of 4-3/4% subordinated convertible debentures due May 2004. These debentures were originally issued by TCA, which was merged with Thoratec as described in Note 1. The current outstanding balance of $54.8 million reflects repurchases in the open market that have occurred from time to time. Interest is payable semi-annually in November and May of each year. The outstanding debentures are convertible into Company stock at a price of $37.62 per share. To date, no debentures have been exchanged for shares.

Upon closing of the merger with TCA in February 2001, $45.0 million in short-term investments was pledged as collateral for a letter of credit guarantee to Thermo Electron Corporation related to Thermo Electron’s guarantee of these subordinated debentures. The balance of this investment as of September 29, 2001 was $45.8 million, which includes interest earnings.

10. INCOME TAXES

The Company’s effective tax benefit rate was 25% in the third quarter of 2001 and 3% in the first nine months of 2001 as compared to an effective tax provision rate of 38% in the third quarter of 2000 and 38% in the first nine months of 2000. The effective tax benefit rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to the Company’s merger with TCA, including the write-off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses. For 2000, the effective tax provision rate exceeded the federal statutory income tax rate primarily due to the impact of state income taxes.

At September 29, 2001, the Company reported a net deferred tax liability of approximately $64 million, comprised principally of temporary differences between financial statement and income tax bases of intangible assets. At December 30, 2000, the Company reported a net deferred tax asset of approximately $6 million, comprised principally of temporary differences between financial statement and income tax bases resulting from differences in the timing of financial statement expense and income tax deductions.

11. EXTRAORDINARY ITEM

During the second quarter of 2000, the Company purchased $3,173,000 principal amount of its 4-3/4% subordinated convertible debentures for $2,825,000 in cash, resulting in an extraordinary gain of $191,000, net of taxes of $117,000.

12. REPURCHASE OF COMMON STOCK

On April 12, 2001 the Company announced that its board of directors authorized a stock repurchase program under which the Company’s common stock with a market value up to $20 million may be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of Thoratec stock, general market conditions and other factors. Through September 29, 2001, the Company paid approximately $1.7 million to repurchase 192,700 shares of its common stock, which were retired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements in this report that relate to future plans, events or performance are forward-looking statements, which involve risks and uncertainties. These risks include the results of clinical trials, government regulatory approval processes, delays in product development and new product introductions, announcements by our competitors, an intensely competitive market, the ability to integrate acquired operations and market acceptance of new products.

These factors, and others, are discussed more fully in our annual report on Form 10-K for 2000, our Registration Statement filed on Form S-3 with the Securities and Exchange Commission (“SEC”) on October 24, 2001, and our other filings with the Securities and Exchange Commission. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Thoratec is the leading manufacturer of circulatory support products for use by patients with congestive heart failure, or CHF. According to the American Heart Association, 4.7 million patients in the United States suffer from CHF and an additional 550,000 patients are diagnosed with this disease annually. The Company is the first company to receive FDA approval to commercially market a ventricular assist device, or VAD, to treat patients with late-stage heart failure, which comprises approximately 5% of the CHF patient population. Thoratec’s VADs are used primarily by these CHF patients to perform some or all of the pumping function of the heart and the Company currently offers the widest range of products to serve this market. The Company believes that its long-standing reputation for quality and innovation and its excellent relationships with leading cardiovascular surgeons worldwide position it to capture growth opportunities in the expanding congestive heart failure market. Thoratec also develops and sells products that are used by physicians and hospitals for vascular and diagnostic applications that include vascular grafts, blood coagulation testing and skin incision devices. The Company conducts business both domestically and internationally.

The Merger with Thermo Cardiosystems

On February 14, 2001, Thoratec completed its merger with Thermo Cardiosystems (“TCA”). Pursuant to the merger agreement between Thoratec and TCA dated October 3, 2000, Thoratec issued 32,226,074 new shares of its common stock to the shareholders of TCA in exchange for all the outstanding common stock of TCA (38,594,281 shares outstanding as of February 14, 2001) at an exchange ratio of 0.835 shares of Thoratec stock for each share of TCA stock. Immediately following the transaction, TCA’s shareholders owned 59% of the then outstanding common stock of Thoratec and the former Thoratec shareholders owned the remaining shares of Thoratec common stock. Thermo Electron Corporation (“Thermo Electron”), the majority shareholder of TCA prior to the merger, received 19,312,959 shares of the 32,226,074 newly issued shares. Immediately following the merger, Thermo Electron owned 35% of the then outstanding common stock of Thoratec. Pursuant to the terms of a Registration Rights Agreement (“Registration Rights Agreement”) between the Company and Thermo Electron dated October 3, 2000, the Company filed a Registration Statement on Form S-3 with the SEC, which became effective on June 15, 2001, to register for resale 4,828,240 shares of the Company’s common stock held by Thermo Electron. Subsequent to that filing, Thermo Electron sold substantially all of the registered shares. As of September 29, 2001, Thermo Electron owned 14,560,544 shares of Thoratec, representing approximately 26% of Thoratec's total outstanding shares. The Company filed another Registration Statement on Form S-3 with the SEC on October 24, 2001, to register for resale, 5,825,000 shares of the Company’s common stock held by Thermo Electron. This Registration Statement is not yet effective.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of TCA owned the majority of Thoratec common stock after the merger. TCA was considered the acquiror for accounting and financial reporting purposes.

Due to the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. As of September 29, 2001, approximately $309.5 million of the purchase price of $346.2 has been allocated to goodwill and other purchased intangible assets. As a result of the merger, $76.9 million relating to in-process research and development was expensed upon completion of the merger. Until the Company adopts Statement of Financial Accounting Standard (SFAS) No. 142, “Business Combinations,” at the beginning of fiscal year 2002, further described in Note 5 to the condensed consolidated financial statements, the goodwill and other intangibles will be amortized over estimated useful lives of six to twenty years.

Restructuring Plan

In June 2001, the Company approved a restructuring plan (the “Plan”) to consolidate all of its ventricular assist device (“VAD”) manufacturing operations to its manufacturing facilities and headquarters in Pleasanton, California. The restructuring initiatives, which have already commenced, are related to the Company’s desire to provide maximum value to customers through achievement of operating efficiencies. The Company estimates that substantial savings will result upon completion of the Plan. The Plan specifically provides for the reduction of approximately 90 of its manufacturing and related workforce at its Woburn and Chelmsford, Massachusetts facilities, both of which were acquired in the merger with TCA in February 2001. The Company notified the affected employees during the second quarter of 2001 both through direct personal contact and written notification. The manufacturing of the Company’s HeartMate® family of products, which are currently manufactured at the two Massachusetts facilities, will be transitioned to the Pleasanton facility. The Plan is estimated to take 18 months because of FDA certification requirements for the new manufacturing activities in Pleasanton. Through September 29, 2001, the Company has accrued $1.0 million of restructuring charges in accordance with Emerging Issues Task Force (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” These charges represent estimated severance costs and stock option acceleration charges. As of September 29, 2001, the Company has paid approximately $0.1 million in severance payments to 2 employees related to the restructuring.

Results of Operations

Third quarter 2001 and 2000

     Product Sales

Product sales in the third quarter of 2001 were $28.7 million compared to $19.4 million in the third quarter of 2000, an increase of approximately $9.3 million or 48%. The increase is primarily attributable to the addition of Thoratec product sales after the merger of $10.6 million for the quarter, partially offset by $0.7 million lower sales of HeartMate products domestically and internationally and $0.6 million lower sales of skin incision devices due primarily to lower domestic volumes.

     Gross Profit

Gross profit was $15.1 million, representing approximately 52% of product sales for the third quarter of 2001 compared to $11.1 million, representing approximately 57% of product sales for the third quarter of 2000. The decrease in gross profit percentage was primarily due to a lower proportion of domestic sales to total product sales. Ventricular assist devices that are sold in the United States have higher gross profits than those sold in the rest of the world. In addition, production costs for the HeartMate product line were higher in the third quarter of 2001 due to $0.4 million of employee retention costs related to manufacturing and $0.4 million of write-offs of product inventory related to the discontinued HeartMate pneumatic driver.

     Research and Development

Research and development expenses were approximately 19% of product sales in the third quarter of 2001 and 20% of product sales in the third quarter of 2000. These expenses increased to $5.3 million in the third quarter of 2001 from $3.9 million in the third quarter of 2000, an increase of $1.4 million, or 36%. The increase was attributable principally to the addition of Thoratec’s research and development expenses after the merger of $2.0 million for the third quarter of 2001, partially offset by reduced spending of $0.3 million caused by ending the enrollment of the Company’s REMATCH clinical trials.

     Selling, General and Administrative

Selling, general and administrative expenses increased to $8.3 million in the third quarter of 2001, from $5.6 million in the third quarter of 2000, an increase of $2.7 million or 49%. As a percent of sales, these expenses remained constant at 29% of product sales in both 2001 and 2000. The increase is primarily due to the addition of $4.0 million in Thoratec’s selling, general and administrative expenses after the merger, partially offset by lower employee related expenses resulting from the Company’s restructuring activities due to personnel reductions primarily in the sales and marketing areas since the merger.

     Merger, Restructuring and Other Costs

Merger, restructuring and other costs in the third quarter of 2001 were $1.4 million compared to $0.4 million in the third quarter of 2000, an increase of $1.0 million or 264%. This increase was caused by a $0.1 million increase in merger costs in the third quarter, principally related to employee pre-merger retention costs, and outside consulting, accounting, and legal expenses, restructuring costs of $0.2 million, representing estimated severance costs related to the consolidation of the VAD manufacturing operations, and of $0.7 million related to the events of September 11, 2001.

     Amortization of Goodwill and Purchased Intangible Assets

Amortization of purchased intangible assets and goodwill was $4.5 million in the third quarter of 2001. All purchased intangible assets and goodwill were generated due to the merger between Thoratec and TCA. Until the Company adopts Statement of Financial Accounting Standard (SFAS) No. 142, “Business Combinations,” at the beginning of fiscal 2002, further described in Note 5 to the condensed consolidated financial statements, these costs will continue to be amortized to expense on a straight-line basis over periods ranging from six to twenty years beginning February 14, 2001.

     Interest and Other Income — Net

Interest and other income-net, decreased $0.7 million, or 56%, in the third quarter of 2001 from the third quarter of 2000. This decrease was due principally to a $0.8 million reduction in interest income caused by both lower cash balances and a reduction in interest rates.

     Income Taxes

The Company’s effective tax benefit rate was 26% in the third quarter of 2001 as compared to an effective tax provision rate of 38% in the third quarter of 2000. The effective tax benefit rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to the Company’s merger with TCA, including the amortization of goodwill and other nondeductible merger transaction expenses. For 2000, the effective tax provision rate exceeded the federal statutory income tax rate primarily due to the impact of state income taxes.

Nine months ended September 2001 and 2000

     Product Sales

Product sales in the first nine months of 2001 were $78.4 million compared to $61.9 million in the first nine months of 2000, an increase of $16.5 million or 27%. This increase was attributable to the addition of Thoratec product sales of $22.6 million after the merger, partially offset by a $6.2 million reduction in sales of HeartMate products due to significant distractions and uncertainties among TCA’s sales force during the first quarter of fiscal 2001 while the merger was being closed.

     Gross Profit

Gross profit in the first nine months of 2001 was $42.1 million, or 54% of product sales, compared to $36.1 million in the first nine months of 2000, or 58% of product sales. This decrease in gross profit as a percentage of sales was primarily due to a lower proportion of domestic sales to total product sales. Ventricular assist devices that are sold in the United States have a higher gross profit than those sold in the rest of the world. In addition, production costs for the HeartMate product line were higher in the first nine months of 2001 due to $1.0 million of employee retention costs related to manufacturing and $0.4 million of write-offs of product inventory related to the HeartMate pneumatic driver which was discontinued in the second half of 2001. In addition, we incurred $0.3 million of manufacturing costs associated primarily with the introduction of new products. Without these charges, gross profit for the first nine months of 2001 would have been $43.8 million, or 56% of product sales.

     Research and Development

Research and development expenses in the first nine months of 2001 were $17.0 million, or 22% of product sales, compared to $11.8 million, or 19% of product sales in the first nine months of 2000, an increase of $5.2 million or 44%. This increase resulted from combining Thoratec’s research and development expenses of $5.4 million after the merger with TCA’s expenses for the first nine months of 2001.

     Selling, General and Administrative

Selling, general and administrative expenses in the first nine months of 2001 were $24.0 million, or 31% of product sales, compared to $17.6 million, or 28% of product sales, in the first nine months of 2000, an increase of $6.4 million or 36%. This increase resulted from combining Thoratec’s selling, general and administrative expenses after the merger with TCA’s selling, general and administrative expenses for the first nine months of 2001, partially offset by lower employee related expenses due to personnel reductions primarily in the sales and marketing areas since the merger.

     Amortization of Goodwill and Purchased Intangible Assets

Amortization of purchased intangibles and goodwill in the first nine months of 2001 was $11.3 million. There was no such amortization in the first nine months of 2000. All purchased intangibles and goodwill resulted from the merger with TCA. Goodwill and other intangibles are being amortized over their estimated useful lives of six to twenty years until SFAS No. 142 is adopted at the beginning of fiscal year 2002. Thereafter, the Company will stop amortizing goodwill and will begin testing goodwill for impairment under the new standard contained in SFAS No. 142.

     Merger, Restructuring and Other Costs

Merger, restructuring and other costs in the first nine months of 2001 were $6.6 million compared to $1.1 million in the first nine months of 2000, an increase of $5.5 million or 500%. This increase was caused by employee severance and pre-merger retention costs of $2.4 million, consulting, accounting and legal expenses of $1.4 million, restructuring costs of $1.0 million, which represented estimated severance costs related to the consolidation of ventricular assist device manufacturing operations, and costs of $0.7 million related to the events of September 11, 2001.

     In-process Research and Development

In-process research and development expense in the first nine months of 2001 was $76.9 million. There was no such expense in the first nine months of 2000. All in-process research and development expense was related to the merger with TCA, representing a one-time charge related to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future uses.

     Interest and Other Income — Net

Interest and other income — net in the first nine months of 2001 was $2.3 million compared to $3.7 million in the first nine months of 2000, a decrease of $1.4 million or 39%. This decrease was due to a $1.3 million reduction in interest income caused by both lower cash balances and a reduction in interest rates.

     Income Taxes

The Company’s effective tax benefit rate was 3% in the first nine months of 2001 as compared to an effective tax provision rate of 38% in the first nine months of 2000. The effective tax benefit rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to the Company’s merger with TCA, including the write-off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses. For 2000, the effective tax provision rate exceeded the federal statutory income tax rate primarily due to the impact of state income taxes.

Liquidity and Capital Resources

At the end of September 2001, we had working capital of $125.6 million compared with $149.2 million at the end of December 2000. Cash, cash equivalents and short-term investments at the end of September 2001 were $89.7 million compared to $128.9 million at the end of December 2000, a decrease of $39.2 million. This decrease was due principally to pledging $45.0 million in short-term investments as collateral for a letter of credit guarantee to Thermo Electron related to Thermo Electron’s guarantee of our outstanding subordinated debentures which are due in 2004. These investments are classified as restricted investments on the September 29, 2001 balance sheet. As of September 29, 2001, the outstanding principal amount of our subordinated debentures was $54.8 million and our restricted investments increased to $45.8 due to interest earned. For the nine-month period ended September 29, 2001, we received interest payments of $3.8 million on our cash and short-term and restricted investments and made interest payments of $1.3 million on our subordinated debentures.

The 2001 Statement of Cash Flows was prepared by combining TCA’s balance sheet as of December 2000 with Thoratec’s balance sheet as of the merger date of February 14, 2001, and comparing it to the consolidated balance sheet as of September 2001, which included both entities. During the first nine months of 2001, $3.8 million was used in operations. Uses of cash included $2.1 million for higher inventory levels in anticipation of increasing sales and preparation for the relocation of the Woburn manufacturing operations to Pleasanton and $5.0 million for merger, restructuring and other costs. Net collections of accounts receivable provided cash of $0.6 million.

During the first nine months of 2001, $26.8 million of cash was used in the investing activities of our Company. Uses of cash included $45.8 million to collateralize a letter of credit guarantee to Thermo Electron related to Thermo Electron’s guarantee of the Company’s outstanding subordinated debentures which are due in 2004, $5.8 million for capitalized merger transaction costs and $4.7 million for capital equipment, including rental and support equipment used by customers to operate ventricular assist devices. The capitalized merger transaction costs consisted of banking, legal and accounting costs incurred by TCA and were capitalized in the purchase consideration (now a component of goodwill). The uses of cash for the first nine months of 2001 were partially offset by $26.0 million provided from net maturities, sales and purchases of available-for-sale investments and $3.5 million from Thoratec’s beginning cash balance as of the date of the merger.

During the first nine months of 2001, $4.6 million of cash was provided from financing activities. Cash in the amount of $6.3 million was received from employee purchases of stock under the Company’s stock option plans. This amount was partially offset by $1.7 million used to repurchase the Company’s common stock, representing 192,700 shares, which were subsequently retired. On April 12, 2001, the Company announced a stock repurchase program under which its common stock with a market value up to $20 million may be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases is based on several conditions, including the price of Thoratec stock, general market conditions and other factors.

We believe that cash on-hand, short term available-for-sale investments and expected cash flow from operations will be sufficient to fund our operations and capital requirements for the foreseeable future. We expect that our operating expenses will increase in future periods as we spend more on product manufacturing, marketing and research and development of new product lines as well as substantial costs associated with the consolidation of our VAD manufacturing operations.

We filed a Registration Statement on Form S-3 with the SEC on October 24, 2001 to register for sale 2,055,000 shares of the Company’s common stock. These shares will be newly issued upon completion of the registration process. This Registration Statement is not yet effective.

The impact of inflation on our financial position and results of operations was not significant during the nine-month periods ended September 2001 and September 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

We do not currently use derivative financial instruments in our operations or investment portfolio. We do not have material exposure to market risk associated with changes in interest rates. Our subordinated debentures are due May 2004, carry a fixed rate of interest of
4-3/4% and are currently callable at par value. As a result, increases in market interest rates will not impact our interest expense with regards to these debentures. Our investment portfolio at the end of the third quarter 2001 consisted of short-term state and municipal government bonds and money market funds that are classified as available-for-sale and have maturities of less than 90 days. As of September 29, 2001, we had $131.2 million in short-term available-for-sale investments and restricted investments invested at an average interest rate of 2.93%. For each 1% decrease in the average interest rate earned by these investments, we would recognize approximately $1.3 million in lower interest income over a twelve-month period. We do not believe we have any other material exposure to market risk associated with interest rates.

We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products. These employees report into our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the fiscal period-end exchange rates. The resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency balances (the result of foreign sales, foreign expenses and intercompany transactions) in our wholly owned subsidiary in the United Kingdom at the fiscal period-end exchange rate into the functional currency of our subsidiary results in foreign currency exchange gains and losses. These foreign currency exchange gains and losses are included in interest and other income-net. We had a net foreign currency exchange gain of approximately $28,000 in the third quarter of 2001 and a net foreign currency exchange loss of approximately $74,000 in the first nine months of 2001. There were no such gains or losses in the third quarter and first nine months of 2000 as the United Kingdom subsidiary became a part of our operations upon the completion of our merger with TCA on February 14, 2001.

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

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Shareholders was held on August 24, 2001. The following item was voted upon and approved at the meeting:

To elect directors to serve for the ensuing year until their successors are elected

	Number of Votes

	For	Withheld

Howard E. Chase	52,169,529	91,131
J. Daniel Cole	52,169,529	91,131
D. Keith Grossman	52,100,238	160,422
J. Donald Hill	52,169,529	91,131
William M. Hitchcock	52,169,529	91,131
George W. Holbrook Jr.	52,169,529	91,131
Theo Melas-Kyriazi	52,158,308	102,352
Daniel M. Mulvena	52,169,452	91,208

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.	Current Report on Form 8-K filed with the SEC on October 24, 2001 (File No. 033-72502) reporting the following items:

•	Item 5: Other Events

•	Item 7 (b): Pro Forma Financial Information

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: November 9, 2001	/s/ D. Keith Grossman

D. Keith Grossman, Chief Executive Officer

Date: November 9, 2001	/s/ M. Wayne Boylston

M. Wayne Boylston, Chief Financial Officer (Principal Financial and Accounting Officer)