Form 10-K/A
period 2000-12-30
THORATEC CORP
filed 2002-01-24
CIK 350907

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K
                            ------------------------
(MARK ONE)

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

     - MVAD. MVAD is being developed as a muscle-powered, implantable VAD system that is expected to free patients from the battery powered console. MVAD uses the patient's own muscle system to hydraulically power a VAD pump. New technologies being developed for the MVAD product include tendon attachment methodology, a hydraulic transmission line between energy converter and blood pump, a modified IVAD for specific application for skeletal muscle applications, a compliance chamber, optimized pacing protocols, new surgical implantation techniques and control algorithms.

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

 MVAD, implantable Muscle Driven   - Alternative to heart transplant  - Very early stages of laboratory
 Support Device                                                         testing

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

     Cardiosystems has received correspondence from a third party alleging that the textured surface of the HeartMate LVAS housing infringes certain patent rights of such third party. In general, an owner of intellectual property can prevent others from using such property without a license and is entitled to damages for unauthorized usage. We have investigated the bases of the allegation and, based upon an evaluation of all of the facts and circumstances, we believe that if sued on these bases, we would have meritorious defenses. Given the inherent uncertainties in dispute resolution, however, if we were sued and the outcome was unfavorable, our results of operations or financial condition could be materially adversely affected in amounts that cannot be reasonably estimated.

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

     Cardiosystems' research and development expenses in 1998, 1999 and 2000 were $12.3 million, $16.0 million and $16.2 million, respectively.

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

     A total of 350,000 shares of our common stock have been reserved for issuance under the Directors Option Plan. The Directors Option Plan provides for the automatic granting of nonqualified stock options to directors of our company who are not employees of our company or any parent or subsidiary of our company and who have not been an employee of our company or any parent or subsidiary of our company in the previous 12 months ("Eligible Outside Directors"). Each person who is newly elected or appointed as an Eligible Outside Director on or after the meeting of shareholders in 1999 will be granted an option to purchase 15,000 shares of common stock, at fair market value, in quarterly installments on the effective date of such initial election or appointment (the "Initial Grant"). Each eligible Outside Director (including the existing outside directors) generally will be granted an option to purchase 7,500 shares of common stock, at fair market value, in quarterly installments beginning on the date of the first meeting of the Board of Directors following the annual shareholders meeting (the "Annual Grant"). In any event, both the Initial Grant and the Annual Grant will be made no later than August 31, November 30, February 28, or May 31 of the relevant year. As of March 9, 2001 options to purchase 182,915 shares, at fair market value, have been granted, of which 15,625 have been exercised. We currently have six nonemployee directors who are eligible to participate in the Directors Option Plan. The exercise price of the options in all cases is equal to the fair market value of common stock on the grant date. Each option granted after May 1999 pursuant to the Directors Option Plan expires five years after the date of grant or earlier in the event of the termination of the director's service on the Board. Each option granted after May 1999 under the Directors Option Plan is exercisable immediately after the date of grant with our company retaining the right to repurchase any stock acquired upon exercise. Such right of repurchase shall expire at the rate determined by us. In the event of acquisition of our company by a merger, consolidation, sale of all or substantially all our company's assets or acquisition of our company's shares, such right of repurchase shall lapse with respect to twice the number of shares still subject to the right of repurchase. The Board may waive the directors' fees in any given year and have the exercise price of options granted under the Directors Option Plan reduced by the amount of the fees so waived.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the compensation received for services rendered to our company during 1998, 1999 and 2000 by the Chief Executive Officer of our company and each of the four additional most highly compensated executive officers (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                   ALL OTHER
                                                                              LONG-TERM          COMPENSATION
                                                                             COMPENSATION   -----------------------
                                                                             ------------   LIFE INSURANCE
                                              ANNUAL COMPENSATION             SECURITIES       PREMIUMS
                                     -------------------------------------    UNDERLYING     PAID BY THE
    NAME AND PRINCIPAL POSITION      YEAR    SALARY     BONUS     OTHER(1)    OPTIONS(#)      COMPANY(3)     OTHER
    ---------------------------      ----   --------   --------   --------   ------------   --------------   ------
D. Keith Grossman(2)...............  2000   $239,904   $224,798     $--         90,000           $568        $5,100
  Chief Executive Officer,           1999    214,362    107,569     --         120,000            617         2,400
  President and Director             1998    192,750    131,070     --         100,000            216         2,400
Thomas E. Burnett, Jr.(2)..........  2000    188,750    141,528     --          60,000            426         5,100
  Senior Vice President,             1999    158,318     57,614     --          70,000            451         1,204
  Chief Operating Officer            1998    139,778     83,167     --          52,500            216           861
David J. Farrar(2)(4)..............  2000    168,300     98,649     --          47,000            403         5,100
  Vice President -- Research         1999    152,598     58,674     --          60,000            439         2,400
  and Development                    1998    136,856     73,287     --          52,500            216         2,400
Cheryl D. Hess(2)..................  2000    170,250    106,299     --          46,500            407         5,100
  Chief Financial Officer and        1999    156,588     57,108     --          60,000            451         2,400
  Secretary                          1998    139,778     76,930     --          52,500            216         2,400
Donald A. Middlebrook(2)(4)........  2000    165,445     89,694     --          45,000            396         5,100
  Vice President -- Regulatory       1999    152,473     43,437     --          60,000            439         2,400
  Affairs/Quality Assurance          1998    137,808     66,417     --          52,500            216         2,400

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

     In the first quarter of 2000, we amended the license granted to Gambro, Inc. to be a fully paid-up, world-wide, irrevocable field-of-use license and sublicense, with the right to sublicense others. The original license was for use in renal dialysis devices, blood component devices and blood tubing sets and accessories used in direct connection with any of these. We received a one-time payment of approximately $330,000 in the first quarter of 2000 in conjunction with this amendment, which is included in other operating income in the first quarter of 2000. No additional consideration was granted in connection with this amendment. We have no continuing obligation to Gambro under this license agreement.

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

     We currently lease approximately 34,000 square feet of space from Thermo Electron, who is the beneficial holder of more than 5% of our voting securities, in Woburn, Massachusetts. This space is utilized for manufacturing, regulatory, research and development and administrative activities primarily associated with the Company's HeartMate products. The monthly rental is approximately $15,000 per month.

     Thermo Cardiosystems had subordinated convertible debentures outstanding prior to the merger with Thoratec, which were guaranteed by Thermo Electron. In connection with the merger, we obtained a letter of credit to guarantee Thermo Electron's obligations on the debentures. We also entered into a collateral and security agreement with the bank that issued the letter of credit for the pledge of cash and short term instruments of $45.0 million to support the letter of credit. After the merger, the debentures became convertible into shares of Thoratec common stock, at a conversion price of $37.62. Thermo Electron continues to guarantee the debentures.

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

Date: January 23, 2002

                               POWER OF ATTORNEY

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Thoratec Corporation and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ D. KEITH GROSSMAN                     Chief Executive Officer,     January 23, 2002
-----------------------------------------------------      President and Director
                  D. Keith Grossman

                 /s/ HOWARD E. CHASE                              Director             January 23, 2002
-----------------------------------------------------
                   Howard E. Chase

                 /s/ J. DANIEL COLE                               Director             January 23, 2002
-----------------------------------------------------
                   J. Daniel Cole

                 /s/ J. DONALD HILL                     Director and Chairman of the   January 23, 2002
-----------------------------------------------------        Board of Directors
                   J. Donald Hill

              /s/ WILLIAM M. HITCHCOCK                            Director             January 23, 2002
-----------------------------------------------------
                William M. Hitchcock

             /s/ GEORGE W. HOLBROOK, JR.                          Director             January 23, 2002
-----------------------------------------------------
               George W. Holbrook, Jr.

                /s/ DANIEL M. MULVENA                             Director             January 23, 2002
-----------------------------------------------------
                  Daniel M. Mulvena

                /s/ M. WAYNE BOYLSTON                   Senior Vice President, Chief   January 23, 2002
-----------------------------------------------------      Financial Officer and
                  M. Wayne Boylston                    Secretary (Principal Financial
                                                          and Accounting Officer)

               /s/ THEO MELAS-KYRIAZI                             Director             January 23, 2002
-----------------------------------------------------
                 Theo Melas-Kyriazi

                /s/ D. KEITH GROSSMAN                     Chief Executive Officer,     January 23, 2002
-----------------------------------------------------      President and Director
                  D. Keith Grossman
                 *(Attorney-in-fact)

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