Form 10-Q/A
period 2001-03-31
THORATEC CORP
filed 2002-01-24
CIK 350907

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               Amendment No. 1 to
                                    FORM 10-Q

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

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Cardiosystems owned the majority of Thoratec common stock after the merger. Cardiosystems was considered the acquiror for accounting and financial reporting purposes. Due to the reverse acquisition, Thoratec's assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. The operating results of Thoratec have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Approximately $311.6 million of the purchase price of $347.8 million has been allocated to goodwill and other purchased intangible assets. As a result of the merger, $76.9 million relating to in-process research and development has been expensed in the first quarter of 2001. The goodwill and other intangibles will be amortized over estimated useful lives of six to twenty years.

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

During the first three months of 2001, $24 million of cash was used in investing activities of the Company. Cash in the amount of $24 million was provided from net maturities, sales and purchases of available-for-sale investments, and $3.5 million was provided from Thoratec's beginning cash balance as of the date of the merger. Uses of cash included $45.3 million to collateralize a letter of credit guarantee to Thermo Electron related to Thermo Electron's guarantee of the Company's outstanding subordinated debentures which are due in 2004, $5.8 million for capitalized merger transaction costs and $689,000 for capital equipment purchases. The capitalized merger transaction costs consisted of banking, legal and accounting costs incurred by Cardiosystems and were capitalized in the purchase consideration (now a component of goodwill).

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Item 601 of Regulation S-K

               3.1      Amended and Restated Articles of Incorporation (1)

               99.1 Press release dated February 14, 2001 announcing closing of merger with Thermo Cardiosystems Inc. (1)

        (b)    Reports on Form 8-K

               1. Amended Current Report on Form 8-K/A filed with the SEC on March 30, 2001 as amended on January 24, 2002
                    (File No. 033-72502) reporting the following items:
                    -    Item 1: Change in Control
                    -    Item 2: Acquisition or Disposition of Assets
                    -    Item 4: Change in Registrant's Certifying Accountant
                    -    Item 5: Other Events
                    - Item 7(a): Audited financial statements of Thermo Cardiosystems Inc. for the year ended December 30, 2000.
                    - Item 7(b): Unaudited pro forma combined condensed financial information of Thoratec Corporation and Thermo Cardiosystems Inc.

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




                                       THORATEC CORPORATION


Date:  January 23, 2002                /s/ D. Keith Grossman
                                       -------------------------------------
                                       D. Keith Grossman,
                                       Chief Executive Officer

Date:  January 23, 2002                /s/ Wayne Boylston
                                       -------------------------------------
                                       Wayne Boylston,
                                       Senior Vice President,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and
                                       Accounting Officer)