Form 10-Q/A
period 2001-06-30
THORATEC CORP
filed 2002-01-24
CIK 350907

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

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Cardiosystems owned the majority of Thoratec common stock after the merger. Cardiosystems was considered the acquiror for accounting and financial reporting purposes. Due to the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. The operating results of Thoratec have been included in the accompanying condensed consolidated financial statements from the date of acquisition. As of June 30, 2001, approximately $309.5 million of the purchase price of $346.2 million has been allocated to goodwill and other purchased intangible assets. As a result of the merger, $76.9 million relating to in-process research and development has been expensed in the first half of 2001. Until the Company adopts Statement of Financial Accounting Standard (SFAS) No. 142, “Business Combinations,” further described in Note 5 to the Condensed Consolidated Financial Statements, the goodwill and other intangibles will be amortized over estimated useful lives of six to twenty years.

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

THORATEC CORPORATION

Date: January 23, 2002	/s/ D. Keith Grossman
D. Keith Grossman, Chief Executive Officer

Date: January 23, 2002	/s/ M. Wayne Boylston
M. Wayne Boylston,
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accountingunting Officer)