Form 10-Q/A
period 2001-11-29
THORATEC CORP
filed 2002-01-24
CIK 350907

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

As a result of the merger, $76.9 million relating to in-process research and development has been expensed in the first quarter of 2001. There have been no significant developments subsequent to the merger related to the current status of any of the in-process research and development (IPR&D) projects that would result in material changes to the assumptions or resulting valuation performed at the time of the merger. Development of IPR&D products continues and while the timing of completion of these projects may vary due to the highly regulatory and technical nature of the Company's products, current estimates remain materially consistent with our initial estimates. The current status of each IPR&D project follows:

PVAD (Discharge and Therapeutic Recovery)

Thoratec continues to participate in various studies designed to demonstrate the system's role as a support or alternative to transplantation. Approval by the FDA is expected as early as the fourth quarter of 2001 for therapeutic recovery and the fourth quarter of 2002 for discharge. Although these approval dates are later than initially estimated, the spending estimates have not changed and such delays are not without precedent due to the regulatory and technical nature of the Company's products.

TLC-II Driver

The TLC-II Driver was approved by the FDA in early 2001.

IVAD and MVAD

Conditional approval to start IVAD clinical trials in the U.S. has been received from the FDA. Working prototypes of the MVAD energy conversion system have been developed and animal testing studies have been performed. Spending and regulatory approval estimates have not changed materially.

Aria

Clinical trials for the Aria graft are ongoing and cost projections are consistent with initial estimates. We continue to expect product launch in the U.S. in 2003.

At the time of the merger, the Company was involved in a dispute with a distributor over the distributor's lack of performance under an existing distribution arrangement. As part of the purchase price allocation, the Company recorded an estimated liability for a pre-acquisition contingency for potential payments to be made in connection with terminating the distribution arrangement. The Company estimated the potential contract termination liability was $2.6 million and reflected this liability in the purchase price allocation. Negotiations with the distributor have been ongoing and adjustments to the estimated contract termination liability have been reflected as adjustments to the purchase price allocation. The dispute was settled in the fourth quarter of 2001.

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

3. MERGER, RESTRUCTURING AND OTHER COSTS

Merger, restructuring and other costs are comprised of the following:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	2001	2000	2001	2000

Merger	$505	$387	$4,813	$1,094
Restructuring:
Employee severance	126	—	963	—
Stock option acceleration	64	—	64	—

Total restructuring costs	190	—	1,027	—

Other	715	—	715	—

Total	$1,410	$387	$6,555	$1,094

Merger costs of $0.5 million and $4.8 million were incurred in the third quarter and first nine months of 2001, respectively. These costs were principally related to employee severance and pre-merger retention costs and outside consulting, accounting, and legal expenses related to the merger between Thoratec and TCA.

In June 2001, the Company approved a restructuring plan (the “Plan”) to consolidate all of its ventricular assist device (“VAD”) manufacturing operations to its manufacturing facilities and headquarters in Pleasanton, California. The restructuring initiatives, which have already commenced, are related to the Company’s desire to provide maximum value to shareholders through achievement of operating efficiencies. The Company estimates that substantial savings will result upon completion of the Plan. The Plan specifically provides for the reduction of approximately 90 of its manufacturing and related workforce at its Woburn and Chelmsford, Massachusetts facilities, both of which were acquired in the merger with TCA in February 2001. The Company notified the affected employees during the second quarter of 2001 both through direct personal contact and written notification. The manufacturing of the Company’s HeartMate® family of products, which are currently manufactured at the two Massachusetts facilities, will be transitioned to the Pleasanton facility. The Plan is estimated to take 18 months because of FDA certification requirements for the new manufacturing activities in Pleasanton. Substantially all of the milestones related to the relocation that are controllable by Thoratec will be completed within 12 months of the date of announcement. Due to the fact that Thoratec’s products are regulated by the FDA, we estimate it will take an additional six months to complete the FDA review and certification process before the Woburn manufacturing operations can be moved to Pleasanton. The Company believes it can make reasonable estimates of the involuntary employee termination benefits as it has specifically identified the employees that will be involuntarily terminated as well as the benefits that each affected employee will receive Management does not believe there are likely to be any developments during the intervening 18 months required to relocate the manufacturing operations which would have a significant impact on Thoratec’s original restructuring cost estimates. Although the relocation plan has been documented, in detail, small changes in the timing of specific activities are expected. The impact on the estimate for these changes is not expected to be material. Through September 29, 2001, the Company has accrued $1.0 million of restructuring charges. These charges represent estimated severance costs and stock option acceleration charges. As of September 29, 2001, the Company has paid approximately $0.1 million in severance payments to 2 employees related to the restructuring. The following is a reconciliation of the restructuring accrual for the three and nine month periods ended September 30, 2001:

	Three months	Nine months
	ended	ended
	September 2001	September 2001

Accrued Restructuring Costs:

Beginning balance	$837	$—

Employee severance accrued	126	963

Employee severance paid	(132)	(132)

Ending balance	$831	$831

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

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method of testing goodwill and intangibles for impairment. Allocations made to certain intangible assets and goodwill, as well as the useful lives assigned to intangible assets in the TCA merger will be re-assessed. The Company will adopt SFAS No. 142 at the beginning of fiscal year 2002 and will stop amortizing goodwill and those identifiable intangibles which are determined to have indefinite lives. As a result of the adoption of SFAS No. 142, the Company expects to have a reduction in amortization expense in fiscal 2002. Amortization of goodwill was $1.2 million and $3.1 million, respectively, for the three and nine months ended September 29, 2001. Amortization of purchased intangibles was $3.3 million and $8.2 million, respectively, for the three and nine months ended September 29, 2001.

To test goodwill for impairment under the new standard, the Company will establish reporting units to which assets, liabilities and goodwill will be allocated. Goodwill will be tested for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that could reduce the fair value of the reporting unit below its carrying amount. Impairment tests will be performed using the lower of cost or market, purchase price allocation two-step approach. The first step requires comparison of the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, the second step is performed which requires allocation of the fair value of the reporting unit to the assets, liabilities and goodwill of that unit as if the unit had been acquired in a business combination and the fair value of the reporting unit determined in step 1 was the price paid to acquire the reporting unit. Goodwill is considered to be impaired to the extent that the amount allocated to goodwill in the hypothetical purchase price allocation is below the carrying amount of the goodwill. If an impairment occurs it will be included in income from operations and could have a negative impact on the Company's future results of operations. The Company has not yet evaluated the impact of adopting this Standard.

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

Due to the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. As of September 29, 2001, approximately $309.5 million of the purchase price of $346.2 million has been allocated to goodwill and other purchased intangible assets. As a result of the merger, $76.9 million relating to in-process research and development was expensed upon completion of the merger. Until the Company adopts Statement of Financial Accounting Standard (SFAS) No. 142, “Business Combinations,” at the beginning of fiscal year 2002, further described in Note 5 to the condensed consolidated financial statements, the goodwill and other intangibles will be amortized over estimated useful lives of six to twenty years.

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

Nine months ended September 2001 and 2000

     Product Sales

Product sales in the first nine months of 2001 were $78.4 million compared to $61.9 million in the first nine months of 2000, an increase of $16.5 million or 27%. This increase was attributable primarily to the addition of Thoratec product sales of $22.6 million, partially offset by a $6.2 million reduction in sales of HeartMate products due principally to significant distractions and uncertainties among Thermo Cardiosystems' sales force during the first and second quarters while the merger was being closed and the companies were being integrated. The impact was principally in the domestic market because we use employees to sell the HeartMate products domestically compared to the international markets where distributors are primarily used. Domestic sales of the HeartMate in 2001 were $7.3 million lower than the previous year, partially offset by a $1.1 million increase in sales of the HeartMate internationally. The decrease in domestic HeartMate sales were also attributable, in part, to normal fluctuations in the ventricular assist device market as customers used existing inventories to address their implantation needs.

     Gross Profit

Gross profit in the first nine months of 2001 was $42.1 million, or 54% of product sales, compared to gross profit of $36.1 million in the first nine months of 2000, or 58% of product sales. This decrease in gross profit as a percentage of sales was primarily due to a lower proportion of domestic sales to total product sales. Ventricular assist devices that are sold in the United States have a higher gross margin than those sold in the rest of the world. In addition, production costs for the HeartMate product line were higher in the first nine months of 2001 due to $1.0 million of employee retention costs related to manufacturing and $0.4 million of write-offs of product inventory related to the HeartMate pneumatic driver which was discontinued in the second half of 2001. In addition, we incurred $0.3 million of manufacturing costs associated primarily with the introduction of new products. Without these charges, gross profit for the first nine months of 2001 would have been $43.8 million, or 56% of product sales. In addition, approximately 1% of the decrease in gross profit as a percentage of sales was attributable to lower gross profit on our other medical equipment product line. This decrease was attributable principally to lower average selling prices of our skin incision products due to increased market competition.

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

Liquidity and Capital Resources

At the end of September 2001, we had working capital of $125.6 million compared with $149.2 million at the end of December 2000. Cash, cash equivalents and short-term investments at the end of September 2001 were $89.7 million compared to $128.9 million at the end of December 2000, a decrease of $39.2 million. This decrease was due principally to pledging $45.0 million in short-term investments as collateral for a letter of credit guarantee to Thermo Electron related to Thermo Electron’s guarantee of our outstanding subordinated debentures which are due in 2004. These investments are classified as restricted investments on the September 29, 2001 balance sheet. As of September 29, 2001, the outstanding principal amount of our subordinated debentures was $54.8 million and our restricted investments increased to $45.8 million due to interest earned. For the nine-month period ended September 29, 2001, we received interest payments of $3.8 million on our cash and short-term and restricted investments and made interest payments of $1.3 million on our subordinated debentures.

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