Form 10-Q
period 2002-03-30
THORATEC CORP
filed 2002-05-14
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2002
or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     As of May 13, 2002, registrant had 56,793,988 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	March 30,	December 29,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$92,867	$91,726
Receivables, net of allowances of $337 in 2002 and $551 in 2001	23,610	26,988
Inventories	29,050	25,673
Deferred tax asset	12,703	11,789
Prepaid expenses and other	1,715	788

Total Current Assets	159,945	156,964

Property, plant and equipment	22,484	22,645
Restricted cash and cash equivalents	—	45,884
Goodwill	96,492	95,209
Purchased intangible assets	193,353	198,608
Long-term deferred tax asset	9,313	9,313
Other assets	1,092	1,618

Total Assets	$482,679	$530,241

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,472	$8,271
Accrued expenses	8,260	11,434
Accrued merger and restructuring	881	1,335

Total Current Liabilities	15,613	21,040

Subordinated convertible debentures (includes $1,500 due to Thermo Electron in 2001)	—	54,838
Long-term deferred tax liability and other	80,075	81,020

Total Liabilities	95,688	156,898

Shareholders’ Equity:
Common shares; 100,000 authorized; issued and outstanding 57,067 in 2002 and 56,114 in 2001	424,798	409,081
Deferred compensation	(4,276)	(4,555)
Retained earnings (accumulated deficit)	(33,505)	(31,166)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(26)	(17)

Total accumulated other comprehensive loss	(26)	(17)

Total Shareholders’ Equity	386,991	373,343

Total Liabilities and Shareholders’ Equity	$482,679	$530,241

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Product sales	$29,639	$21,480
Cost of product sales	13,164	10,040

Gross profit	16,475	11,440

Operating expenses:
Selling, general and administrative	8,719	7,330
Research and development	6,903	5,230
Amortization of goodwill and purchased intangible assets	3,096	2,281
In-process research and development	—	76,858
Merger and restructuring costs	321	3,540

Total operating expenses	19,039	95,239

Loss from operations	(2,564)	(83,799)
Interest and other income — net	147	1,144

Loss before income tax benefit and extraordinary item	(2,417)	(82,655)
Income tax benefit	(968)	(475)

Loss before extraordinary item	(1,449)	(82,180)
Extraordinary item — loss on early extinguishment of debt, net of $206 income tax benefit	(309)	—

Net loss	$(1,758)	$(82,180)

Loss per share, basic and diluted	$(0.03)	$(1.88)

Shares used to compute loss per share, basic and diluted	56,650	43,719

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(1,758)	$(82,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,226	3,226
Write-off of in-process research and development costs	—	76,858
Amortization of deferred compensation	279	—
Non cash compensation	61	302
Provision for losses on accounts receivable	(229)	302
Extraordinary loss on debt extinguishment	515	—
Other noncash items		95
Changes in assets and liabilities:
Receivables	3,368	3,006
Inventories	(3,129)	(2,373)
Prepaid expenses and other assets	(762)	(89)
Accounts payable and other liabilities	(4,681)	(2,492)
Deferred liabilities	(766)	(558)

Net cash used in operating activities	(2,876)	(3,903)

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	—	(136,312)
Maturities of short-term available-for-sale investments	—	107,901
Sales of short-term available-for-sale investments	—	52,753
Repayment of convertible debentures	(54,838)	—
Reclassification from (to) restricted cash and cash equivalents	45,883	(45,279)
Capitalized transaction costs	—	(5,838)
Purchases of property, plant and equipment	(1,280)	(689)
Cash acquired in business acquisition	—	3,456

Net cash provided by (used in) investing activities	(10,235)	(24,008)

Cash flows from financing activities:
Common stock issued upon exercise of options	617	109
Common stock issued in public placement — net	15,452	—
Repurchase of common stock	(1,810)	—
Payment of withholding taxes related to employee stock plans	—	(30)

Net cash provided by financing activities	14,259	79
Effect of exchange rate changes on cash	(6)	37

Net increase in cash and cash equivalents	1,142	(27,795)
Cash and cash equivalents at beginning of period	91,725	30,236

Cash and cash equivalents at end of period	$92,867	$2,441

Supplemental Cash Flow Disclosure:
Cash paid for taxes	$54	$263
Cash paid for interest	839	—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Reclassification of assembled workforce, net of taxes	1,334	—
Tax benefit related to stock option exercises	147	—

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended

	March 30,	March 3l,
	2002	2001

Net loss	$(1,738)	$(82,180)
Other net comprehensive income (loss):
Unrealized gain on securities	—	39
Foreign currency translation adjustments	(9)	(49)

Comprehensive loss	$(1,767)	$(82,190)

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of Thoratec Corporation, referred to as “we”, “our”,“Thoratec”, or our “Company” have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, or the SEC, without audit and, in our opinion, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at March 30, 2002 and December 29, 2001, our results of operations for the three-month periods ended March 30, 2002 and March 31, 2001 and cash flows for the three-month periods ended March 30, 2002 and March 31, 2001. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2001 consolidated financial statements filed with the SEC in our Annual Report on Form 10-K.

     Our merger with Thermo Cardiosystems Inc. (“TCA”) was completed on February 14, 2002, which we refer to as the Merger. Because the merger was treated as a reverse acquisition, the 2001 condensed consolidated financial information presented herein includes the financial results of TCA for the entire three-month period ended March 31, 2001 and the financial results of Thoratec for the post-merger period from February 14, 2001 through March 31, 2001. The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

     The preparation of our condensed consolidated financial statements included herein necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

     We have made certain reclassifications of 2001 amounts to conform to the current presentation.

2. Merger of Thoratec and TCA

     As a result of the Merger, $76.9 million relating to in-process research and development, or IPR&D, was expensed in the first quarter of 2001. The write-off of IPR&D related to projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Current estimates and assumptions related to the valuation of IPR&D remain materially consistent with our initial estimates performed at the time of the Merger.

     The fair value of Thoratec’s net assets have been estimated for purposes of allocating the purchase price. The purchase price and allocation of purchase price as of March 30, 2002 are summarized as follows (in thousands):

Purchase price:
Common stock	$306,889
Stock options	33,524
Transaction costs	5,780

Total purchase price	$346,193
Allocation of purchase price:
Tangible assets acquired (primarily cash and short-term investments, receivables, inventory, and equipment and improvements)	$41,018
Fair market valuation of property lease	2,285
Deferred tax asset	4,332
Deferred compensation	841
Intangible net assets acquired:
Patents, trademarks and tradenames and purchased technology	206,960
Goodwill (including assembled workforce)	101,226
In-process research and development	76,858
Liabilities assumed	(10,831)
Deferred tax liability	(76,496)

Total	$346,193

     The unaudited consolidated results of operations on a pro forma basis as if the merger had occurred as of the beginning of 2001 is presented as follows for the period ended March 31, 2001:

Three Months Ended
March 31,
2001

Revenue	$25,004
Net loss	$(86,092)
Net loss per share — basic and diluted	$(1.57)

Net loss for the three-month period ended March 31, 2001 includes $4.9 million of merger and restructuring costs (see Note 9), $4.5 million of amortization of goodwill and purchased intangibles, and $76.9 million of in-process research and development expenses.

     The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the Merger been consummated as of the above date, nor are they necessarily indicative of future operating results.

3. New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations”, which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We adopted SFAS No. 141 at the beginning of the 2002 fiscal year. In accordance with the transition provisions of SFAS No. 141, the carrying amount of the intangible asset related to acquired assembled workforce, net of related tax effects, which totaled $1.3 million, was reclassified from identifiable intangible assets to goodwill effective as of the beginning of fiscal year 2002, as this intangible asset no longer meets the criteria for recognition apart from goodwill.

     As of the beginning of fiscal year 2002, we also adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. We are in the process of performing our transitional impairment test on goodwill.

     In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective as of the beginning of fiscal year 2002. In addition, we reassessed the useful lives of our identifiable intangible assets and determined that the lives were appropriate.

     Had we been accounting for goodwill and certain other intangible assets under SFAS No. 142 for all prior periods presented, our net income and loss per common share would have been as follows for the three months ended March 31, 2001 (in thousands):

Reported net loss	$(82,180)
Add back: Amortization expense, net of tax	631

Adjusted net loss	$(81,529)

Reported basic and diluted net loss per share	$(1.88)
Impact of amortization expense, net of tax	0.01

Adjusted basic and diluted net loss per share	$(1.87)

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, including legal obligations. We are required to adopt SFAS No. 143 at the beginning of fiscal year 2003. We are currently evaluating the impact of the adoption of SFAS No. 143.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 31, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. We adopted SFAS No. 144 at the beginning of fiscal year 2002. The adoption of SFAS No. 144 did not have any impact on our financial position, results of operations or cash flows.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", shall be included in operating earnings and not presented separately as an extraordinary item. We are currently evaluating the impact of this statement on our financial position, results of operations and cash flows. If adoption of this standard results in our gains and losses on the extinguishment of our debt being included in operating earnings, we will reclassify the extraordinary loss of $0.3 million incurred in the first quarter ending March 30, 2002 to operating earnings. The provisions of this statement related to this are effective for fiscal years beginning after May 15, 2002.

4. Inventories

     Inventories consist of the following (in thousands):

	As of

	March 30,	December 29,
	2002	2001

Finished goods	$17,144	$15,275
Work in process	4,163	4,322
Raw materials	7,743	6,075

Total	$29,050	$25,673

5. Property, Plant and Equipment

     Property, plant, and equipment consist of the following (in thousands):

	As of

	March 30,	December 29,
	2002	2001

Property, plant and equipment, at cost	$42,220	$41,550
Less accumulated depreciation	(19,736)	(18,905)

	$22,484	$22,645

6. Goodwill and Other Intangible Assets

     The change in the carrying amount of total goodwill, which is only attributable to our Cardiovascular business segment, for the three months ended March 30, 2002 was as follows (in thousands):

Balance as of December 29, 2001	$95,209
Reclassification of assembled workforce, net of taxes (see Note 3)	1,334
Adjustment to reflect resolution of pre-merger contingency	(31)

Balance as of March 30, 2002	$96,492

     Our identifiable intangible assets are being amortized over their estimated useful lives and are detailed below (in thousands):

	As of	As of	As of
	March 30, 2002	March 30,	December 29,
		2002	2001
	Gross
	Carrying	Accumulated	Accumulated
	Amount	Amortization	Amortization

Patents and trademarks	$37,478	$(4,073)	$(3,168)
Assembled workforce (Note 3)	—	—	(381)
Developed technology	132,301	(7,443)	(5,788)
Core technology	37,181	(2,091)	(1,627)

Total	$206,960	$(13,607)	$(10,964)

     Aggregate amortization expense related to these intangible assets was $3.1 million and $1.6 million, respectively, for the three months ended March 30, 2002 and March 31, 2001. At March 30, 2002, estimated future amortization expense of identifiable intangible assets is $9.1 million for the remaining three quarters of 2002, and $12.1 million in fiscal years 2003, 2004, 2005 and 2006, respectively. These intangible assets have estimated remaining useful lives of seven to 19 years.

7. Subordinated Convertible Debentures

     On March 11, 2002 we completed the redemption of our outstanding subordinated convertible debentures at par plus accrued interest using restricted cash and cash equivalents of approximately $45.9 million and cash of approximately $9.8 million. An extraordinary loss in the amount of $0.3 million net of a tax benefit of $0.2 million was recorded on the date of the redemption related to the write-off of the capitalized debt issuance costs. Upon the closing of the Merger with TCA in February 2001, $45.0 million in cash and cash equivalents was pledged as collateral for a letter of credit guarantee to Thermo Electron related to Thermo Electron's guarantee of our subordinated debentures. As a result of the redemption, the letter of credit guarantee to Thermo Electron was extinguished.

8. Common Stock

     We filed a Registration Statement on Form S-3 with the SEC to register 1,055,000 newly issued shares of our common stock and to register for resale 5,945,000 shares of our common stock held by selling shareholders, of which 5,825,000 shares were held by Thermo Electron Corporation (“Thermo Electron”). This registration statement became effective on February 12, 2002 and all shares registered were sold on February 15, 2002. We received $15.5 million, net of underwriting fees and discounts and other issuance costs, from the sale of the 1,055,000 newly issued shares. In addition, the underwriters exercised a 30-day option to purchase from Thermo Electron 1,050,000 additional shares of our common stock to cover any over-allotments. We received no proceeds from the sale of shares by selling shareholders or from the sale of the over-allotment shares. As of the date of this report, Thermo Electron owns approximately 14% of our total outstanding common stock.

     On April 12, 2001 we announced that our Board of Directors authorized a stock repurchase program under which our common stock with a market value up to $20 million may be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of our common stock, general market conditions and other factors.

     During the three months ended March 30, 2002, we repurchased 165,000 shares of our common stock on the open market for $1.8 million. From the inception of the program through the end of fiscal 2001, we had repurchased 192,700 shares of our common stock for $1.7 million. All repurchased common stock has been retired.

9. Merger and Restructuring Costs

     For the three months ended March 30, 2002 and March 31, 2001, the following merger and restructuring expenses were recorded (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Merger	$137	$3,540
Restructuring	184	—

Total	$321	$3,540

Merger Costs

     Early in 2000, Thermo Electron announced its intent to sell TCA. In conjunction with this announcement, TCA put in place an employee retention plan, which offered a bonus to certain key employees to continue employment with TCA through the completion of the sale of the company. Upon closure of the Merger between TCA and Thoratec, certain Thoratec executives’ stock options accelerated per the original terms of the stock option agreements. In exchange for a waiver of their rights to immediately exercise these options and to sell the related stock, we compensated these executives for that waiver. Merger costs recorded during the three months ended March 30, 2002 consisted of executive waiver agreement expenses. Merger costs recorded during the three months ended March 31, 2001 consisted principally of employee severance, pre-merger employee retention costs, and outside consulting, accounting and legal expenses associated with the Merger.

     The following table reflects the activity in accrued merger costs for three months ended March 30, 2002 (in thousands):

Three Months
Ended
March 30,
2002

Accrued Merger Costs:
Beginning balance	$472
Add:
Accruals pursuant to executive waiver agreement	137
Less:
Payments pursuant to executive waiver agreement	(811)

Ending balance	$(202)

     In accordance with the executive waiver agreements, payments to the executives occurred at the one-year anniversary of the Merger, although the executives continue to be restricted from exercising some of their options and selling the related stock for an additional six months following the one-year anniversary date. The expense of $811,000 is being amortized over the 18 month waiver period. As of March 30, 2002, the ending balance of accrued merger costs has been reclassified to prepaid expenses and other in the accompanying condensed consolidated balance sheet.

Restructuring Costs

     In June 2001, we approved a restructuring plan (the “Restructuring Plan”), to consolidate all of our Cardiovascular product manufacturing operations to our manufacturing facilities and headquarters in Pleasanton, California. The restructuring initiatives, which commenced in 2001, are expected to achieve operating efficiencies and result in substantial cost savings. The Restructuring Plan specifically provides for the reduction of approximately 90 of our manufacturing and related workforce at our Woburn and Chelmsford, Massachusetts facilities. We notified the affected employees during the second quarter of 2001, both through direct personal contact and written notification. Our Chelmsford facility was closed in February 2002. Our HeartMate® family of products, which are currently manufactured at our Woburn facility, will be transitioned to our Pleasanton facility. The restructuring activities are estimated to take 18 months because of FDA certification requirements for the relocated manufacturing operations in Pleasanton. Substantially all of the milestones related to the relocation that are under our control will be completed within 12 months of the date of announcement. Because our products are regulated by the FDA, it is estimated it will take an additional six months to complete the FDA review and certification process before the HeartMate products can be manufactured in Pleasanton. We believe we can make a reasonable estimate of the involuntary employee termination benefits since we have specifically identified the employees that will be involuntarily terminated as well as the benefits that each affected employee will receive. Management does not believe there have been or are likely to be any developments during the intervening 18 months required to relocate the manufacturing operations, which would have a significant impact on our original restructuring cost estimates. Although the relocation plan has been documented in detail, small changes in the timing of specific activities are expected. The impact of these changes on our estimate is not expected to be material. From the inception of the Restructuring Plan through March 30, 2002, we have accrued $1.1 million of restructuring charges in accordance with Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and Staff Accounting Bulletin 100, “Restructuring and Impairment Charges.” These charges represent estimated severance costs and stock option acceleration charges. Since the announcement of the Restructuring Plan in the second quarter of 2001, we have paid approximately $0.3 million in severance payments to 12 employees related to the Restructuring Plan. The following is a summary of our accrued restructuring costs activity for the three months ended March 30, 2002 (in thousands):

Three Months
Ended
March 30,
2002

Accrued Restructuring Costs:
Beginning balance	$863
Employee severance accrual	144
Payments of employee severance	(126)

Ending balance	$881

     In addition to the employee severance, estimated restructuring costs includes $40,000 of expense related to the estimated fair value of options granted to the employees to be severed in the Restructuring Plan, which will accelerate upon the employees' termination.

10. Income Taxes

     Our effective tax benefit rate was 40.0% for the three months ended March 30, 2002. For the three months ended March 31, 2001, our effective tax rate was 0.6%. The effective tax benefit rate for 2002 differed from the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to our merger with TCA, including the write-off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses.

     At March 30, 2002 and December 29, 2001, we reported a net deferred tax liability of approximately $57.0 million and $59.0 million, respectively, comprised principally of temporary differences between financial statement and income tax bases of intangible assets.

11. Loss Per Share

     Basic loss per share for 2002 is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As a result of our net losses for all periods presented, there is no difference between the basic and diluted calculations of net loss per share. Options to purchase 1,599,413 and 6,439,714 shares of common stock for the three months ended March 30, 2002 and March 31, 2001, respectively, were not included in the computations of diluted loss per share because the loss position in both periods would have rendered the additional shares antidilutive. In addition, the effect of assuming the conversion of our 4.75% subordinated convertible debentures, convertible at $37.62 per share, were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2001 and March 30, 2002 because the effects would be antidilutive.

12. Business Segment and Geographical Data

     We organize and manage our business by functional operating entities. Our functional entities operate in two segments: (1) Cardiovascular and (2) Other Medical Equipment. The Cardiovascular segment develops, manufactures, and markets proprietary medical devices used for circulatory support and vascular graft applications. The Other Medical Equipment segment develops, manufactures and markets near-patient, whole-blood coagulation testing equipment and related disposables, as well as premium quality, single-use, skin incision devices. The 2001 condensed consolidated financial information presented herein includes the financial results of TCA’s Cardiovascular segment and Other Medical Equipment segment for the entire three-month period ended March 31, 2001 and the financial results of Thoratec’s Cardiovascular segment for only the post-merger period from February 14, 2001 through March 31, 2001.

     Business Segments (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Product sales:
Cardiovascular	$18,691	$11,188
Other Medical Equipment	10,948	10,292

Total product sales	$29,639	$21,480

Loss before income taxes and extraordinary item:
Cardiovascular	$128	$(2,328)
Other Medical Equipment	2,232	1,901
Corporate (a)	(1,507)	(693)
Amortization of goodwill and purchased intangibles(b)	(3,096)	(2,281)
In-process research and development(b)	—	(76,858)
Merger and restructuring costs(b)	(321)	(3,540)

Total operating loss	(2,564)	(83,799)
Interest and other income, net	147	1,144

Loss before income taxes and extraordinary item	$(2,417)	$(82,655)

     (a)  Represents primarily general and administrative expenses not specifically identified to any particular business segment.
     (b)  Related to the Cardiovascular segment.

     Geographic Areas:

	Three Months Ended

	March 30,	March 31,
	2002	2001

Product sales:
Domestic	$24,751	$16,943

Europe	3,281	2,987
All other international	1,607	1,550

Total international	4,888	4,537

Total	$29,639	$21,480

13. Shareholder Rights Plan

     On May 2, 2002, we adopted a shareholder rights plan. Under the rights plan, we will distribute one purchase right for each share of common stock outstanding at the close of business on May 17, 2002. If a person or group acquires 15% or more of our common stock in a transaction not pre-approved by our Board of Directors, each right will entitle its holder, other than the acquirer, to buy our common stock at 50% of its market value for the right’s then current exercise price (initially $70.00). In addition, if an unapproved party acquires more than 15% of our common stock, and our Company or our business is later acquired by the unapproved party or in a transaction in which all shareholders are not treated alike, shareholders with unexercised rights, other than the unapproved party, will be entitled to purchase common stock of the merger party or asset buyer with a value of twice the exercise price of the rights. Each right also becomes exercisable for one one-thousandth of a share of our Series RP preferred stock at the right’s then current exercise price ten days after an unapproved third party makes, or announces an intention to make, a tender offer or exchange offer that, if completed, would result in the unapproved party acquiring 15% or more of our common stock. Our Board of Directors may redeem the rights for a nominal amount before an event that causes the rights to become exercisable. The rights will expire on May 2, 2012.

     In connection with the rights plan, we have designated 100,000 no par shares of Series RP preferred stock. These shares, if issued, will be entitled to receive quarterly dividends and a liquidation preference. There are no shares of Series RP preferred stock issued and outstanding and we do not anticipate issuing any shares of Series RP preferred stock except as may be required under the rights plan.

14. Employee Stock Purchase Plan

     On May 2, 2002, our Board of Directors approved, and we have submitted for shareholders approval, an Employee Stock Purchase Plan (the “ESPP”). This plan authorizes the issuance of up to 500,000 shares of Common Stock to participating employees. In addition, the ESPP provides for an annual increase of up to 250,000 shares in the total number of shares available for issuance under the ESPP on March 1 of each year. As of March 30, 2002, 672 of our employees would have been eligible to participate in the ESPP.

     The ESPP will be implemented through a series of six-month offering periods, the first of which will commence no sooner than the first trading day of September 2002. A participating employee may have up to 15% of their compensation withheld during an offering period. At the end of each offering period, the accumulated payroll deductions of each employee will be used to purchase shares at the purchase price for that offering period. The purchase price of the shares will be 85 percent of the lower of the fair market value of the shares on the first or the last day of that offering period.

     Because participation by employees in the ESPP will be voluntary, and is subject to certain eligibility requirements, we cannot determine the number of shares of Common Stock that will be purchased in the future by our employees as a group.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Form 10-Q may contain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “hope”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to the results of clinical trials, governmental regulatory approval processes, plans to develop and market new products, market acceptance of new products, announcements by our competitors, an intensely competitive market, the ability to integrate acquired operations, the ability to improve financial performance, and other factors identified in our Annual Report on Form 10-K for 2001 which we filed with the Securities and Exchange Commission (the “SEC”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this Form 10-Q, our Annual Report on Form 10-K for 2001 filed with the SEC on March 15, 2002 and our Registration Statement filed on Form S-3, as amended and supplemented, filed with the SEC on October 24, 2001.

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

The Merger with Thermo Cardiosystems

     On February 14, 2001, we completed our Merger with TCA. Pursuant to the merger agreement between Thoratec and TCA dated October 3, 2000, Thoratec issued 32,226,074 new shares of our common stock to the shareholders of TCA in exchange for all the outstanding common stock of TCA (38,594,281 shares outstanding as of February 14, 2001) at an exchange ratio of 0.835 shares of our common stock for each share of TCA stock. Immediately following the transaction, TCA’s shareholders owned 59% of our then outstanding common stock and our former shareholders owned the remaining shares of our common stock. Thermo Electron Corporation (“Thermo Electron”), the majority shareholder of TCA prior to the Merger, received 19,312,959 shares of the 32,226,074 newly issued shares. Immediately following the Merger, Thermo Electron owned 35% of our then outstanding common stock. Pursuant to the terms of a Registration Rights Agreement (“Registration Rights Agreement”) between the us and Thermo Electron dated October 3, 2000, we filed a Registration Statement on Form S-3 with the SEC, which became effective on June 15, 2001, to register for resale 4,828,240 shares of the our common stock held by Thermo Electron. Subsequent to that filing, Thermo Electron sold substantially all of the registered shares. We filed another Registration Statement on Form S-3 with the SEC to register 1,055,000 newly issued shares of our common stock and to register for resale 5,945,000 shares of our common stock held by selling shareholders, of which 5,825,000 shares were held by Thermo Electron. This registration statement became effective on February 12, 2002 and all shares registered were sold on February 15, 2002. We received $15.5 million, net of underwriting fees and discounts and other issuance costs, from the sale of the 1,055,000 newly issued shares. In addition, the underwriters exercised a 30-day option to purchase from Thermo Electron 1,050,000 shares of our common stock to cover any over-allotments. We received no proceeds from the sale of shares by selling shareholders or from the sale of the over-allotment shares. As of the date of this report, Thermo Electron owns approximately 14% of our total outstanding common stock.

     The Merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of TCA owned the majority of our common stock after the Merger. TCA was deemed the acquiror for accounting and financial reporting purposes.

     Due to the nature of the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. As of March 30, 2002, approximately $308.2 million of the purchase price of $346.2 million has been allocated to goodwill and other purchased intangible assets. As a result of the Merger, $76.9 million relating to IPR&D as expensed upon completion of the Merger. Through the end of 2001, goodwill and other intangibles were amortized over their estimated useful lives of six to twenty years. Beginning in 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As such, at the beginning of 2002, we stopped amortizing goodwill and began testing goodwill for impairment under the new standard. If impairment occurs, such impairment could harm our future results of operations. The adoption of SFAS No. 142 will result in a decrease in goodwill amortization of approximately $5.0 million in 2002.

Restructuring Plan

     In June 2001, we approved a restructuring plan (the “Restructuring Plan”), to consolidate all of our Cardiovascular product manufacturing operations to our manufacturing facilities and headquarters in Pleasanton, California. The restructuring initiatives, which commenced in 2001, are expected to achieve operating efficiencies and result in substantial cost savings. The Restructuring Plan specifically provides for the reduction of approximately 90 of our manufacturing and related workforce at our Woburn and Chelmsford, Massachusetts facilities. We notified the affected employees during the second quarter of 2001, both through direct personal contact and written notification. Our Chelmsford facility was closed in February 2002. Our HeartMate® family of products, which are currently manufactured at our Woburn facility, will be transitioned to our Pleasanton facility. The restructuring activities are estimated to take 18 months because of FDA certification requirements for the relocated manufacturing operations in Pleasanton. Substantially all of the milestones related to the relocation that are under our control will be completed within 12 months of the date of announcement. Because our products are regulated by the FDA, it is estimated it will take an additional six months to complete the FDA review and certification process before the HeartMate products can be manufactured in Pleasanton. We believe we can make a reasonable estimate of the involuntary employee termination benefits since we have specifically identified the employees that will be involuntarily terminated as well as the benefits that each affected employee will receive. Management does not believe there have been or are likely to be any developments during the intervening 18 months required to relocate the manufacturing operations, which would have a significant impact on our original restructuring cost estimates. Although the relocation plan has been documented in detail, small changes in the timing of specific activities are expected. The impact of these changes on our estimate is not expected to be material. From the inception of the Restructuring Plan through March 30, 2002, we have accrued $1.1 million of restructuring charges in accordance with Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and Staff Accounting Bulletin 100, “Restructuring and Impairment Charges.” These charges represent estimated severance costs and stock option acceleration charges. Since the announcement of the Restructuring Plan in the second quarter of 2001, we have paid approximately $0.3 million in severance payments to 12 employees related to the Restructuring Plan.

Results of Operations

First quarter 2002 and 2001

Product Sales

     Product sales in the first quarter of 2002 were $29.6 million compared to $21.5 million in the first quarter of 2001, an increase of approximately $8.1 million or 38%. Product sales for the first quarter of 2001 included TCA’s sales for the full three-month period of 2001 and Thoratec sales for the post-merger period from February 14, 2001 through March 31, 2001. Had Thoratec sales been included for the full three-month period of 2001, the increase in sales would have been $4.6 million or 19%. This increase is attributable to higher domestic sales of VAD and HeartMate products of $4.0 million, in addition to higher sales of blood coagulation testing equipment of $.6 million.

Gross Profit

     Gross profit was $16.5 million, representing approximately 56% of product sales for the first quarter of 2002 compared to $11.4 million, representing approximately 53% of product sales for the first quarter of 2001. The increase in gross profit percentage was partially due to a higher proportion of domestic sales to total product sales. Ventricular assist devices that are sold in the United States have higher gross profits than those sold in the rest of the world. In addition, production costs for the HeartMate product line were lower in the first quarter of 2002 as compared to the first quarter of 2001 due to manufacturing efficiencies achieved from higher production volumes related to inventory buildup for the planned move to Pleasanton.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $8.7 million, or 29% of product sales, in the first quarter of 2002, from $7.3 million, or 34% of product sales, in the first quarter of 2001, an increase of $1.4 million or 19%. Selling, general, and administrative expenses for the first quarter of 2001 included TCA’s expenses for the full three-month period, and Thoratec’s expenses only for the post-merger period from February 14 through March 31, 2001. Had Thoratec’s selling, general, and administrative expenses been included for the full three-month period, these expenses would have decreased by $0.3 million or 3%. This decrease is primarily due to lower employee related expenses resulting from our restructuring activities due to personnel reductions, primarily in the sales and marketing areas.

Research and Development

     Research and development expenses increased to $6.9 million, or 23% of product sales, in the first quarter of 2002, from $5.2 million, or 24% of product sales, in the first quarter of 2001, an increase of $1.7 million, or 32%. Research and development expenses for the first quarter of 2001 included TCA’s expenses for the full three-month period, and Thoratec expenses only for the post-merger period from February 14 through March 31, 2001. Had Thoratec’s research and development expenses been included for the full three-month period, these expenses would have increased by $.7 million, or 11%. This increase was attributable principally to higher spending on certain projects, primarily HeartMate III.

Amortization of Goodwill and Purchased Intangible Assets

     Amortization of identified purchased intangible assets was $3.1 million in the first quarter of 2002, or 10% of product sales, as compared to $2.3 million, or 11% of product sales, in the first quarter of 2001. Although we have stopped amortizing goodwill at the beginning of fiscal year 2002 in accordance with SFAS No. 142, amortization expense was higher in the first quarter of 2002 compared to the first quarter of 2001 due to three full months of amortization included in 2002 compared to only one and a half months of amortization included in 2001 subsequent to the February 14, 2001 merger date. As of March 30, 2002, goodwill of $101.2 million and intangible assets of $206.9 million have been recorded as a result of our Merger. The intangible assets are being amortized over their estimated useful lives of eight to twenty years. We expect that the adoption of SFAS No. 142 will result in a decrease in goodwill amortization of approximately $5.0 million in 2002.

In-process Research and Development Costs

     In-process research and development, or IPR&D, expense in the first quarter of 2001 was $76.9 million, and represents the one-time write-off of nonrecurring charges associated with our Merger for technology that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

Merger and Restructuring Costs

     Merger and restructuring costs in the first quarter of 2002 were $0.3 million, compared to $3.5 million in the first quarter of 2001. This decrease was primarily due to a $3.4 million decrease in merger costs, principally related to employee pre-merger retention costs, and outside consulting, accounting, and legal expenses incurred in the first quarter of 2001, partially offset by restructuring costs of $0.2 million, incurred in the first quarter of 2002, representing estimated severance and option acceleration costs related to the consolidation of our VAD manufacturing operations.

Interest and Other Income — Net

     Interest and other income-net was $0.1 million in the first quarter of 2002 compared to $1.1 million in the first quarter of 2001, a decrease of $1.0 million, or 87%. This decrease was principally due to a reduction in interest income caused by both lower cash balances and lower interest rates.

Income Taxes

     Our effective tax benefit rate was 40.0% for the three months ended March 30, 2002. For the three months ended March 31, 2001, our effective tax rate was 0.6%. The effective tax benefit rate for 2002 differed from the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to our merger with TCA, including the write-off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses.

     At March 30, 2002 and December 29, 2001, we reported a net deferred tax liability of approximately $57.0 million and $59.0 million, respectively, comprised principally of temporary differences between financial statement and income tax bases of intangible assets.

Extraordinary Item

     We completed the redemption of our outstanding subordinated debentures on March 11, 2002 using our restricted cash and cash equivalents of $45.9 million and cash of $9.8 million, which included $.8 million in accrued interest. In the first quarter of 2002, we recorded an extraordinary loss of $0.3 million, net of a tax benefit of $0.2 million, related to the write-off of capitalized debt issuance costs associated with the initial issuance of the debentures, which were being amortized over the life of the debentures.

Liquidity and Capital Resources

     At March 30, 2002, we had working capital of $144.3 million compared with $135.9 million at December 29, 2001. Cash and cash equivalents at March 30, 2002 were $92.9 million compared to $91.7 million at December 29, 2001, an increase of $1.1 million. This increase was due principally to the proceeds received from the issuance of common stock of $15.5 million, net of underwriting fees and other issuance costs, partially offset by payment of $9.0 million towards the redemption of our outstanding subordinated debentures, capital expenditures of $1.3 million and increases in inventories of $3.1 million related to the planned relocation of the Woburn manufacturing facility to Pleasanton.

     The Statement of Cash Flows for the three months ended March 31, 2001 was prepared by combining TCA’s balance sheet as of December 2000 with Thoratec’s balance sheet as of the merger date of February 14, 2001, and comparing it to the consolidated balance sheet as of March 31, 2001, which included both entities. During the first three months of 2002, $2.9 million was used in operations compared to $3.9 million of cash used in operations for the first three months of 2001. Uses of cash included $3.1 million for higher inventory levels in anticipation of increasing sales and preparation for the relocation of the Woburn manufacturing operations to Pleasanton.

     During the first three months of 2002, $10.3 million of cash was used in our investing activities compared to $24.0 million of cash used in the first three months of 2001. Approximately $9.0 million of cash was used in the redemption of $54.8 million of convertible debentures, net of the reclassification of $45.9 million of restricted cash. Approximately $1.3 million of cash was used for capital expenditures.

     During the first three months of 2002, $14.3 million of cash was provided by financing activities. Cash provided from the issuance of common stock in an underwritten public stock offering was $15.5 million and $0.6 million was received from exercises of stock options. This amount was partially offset by $1.8 million used to repurchase our common stock, representing 165,000 shares which were subsequently retired. On April 12, 2001, we announced a stock repurchase program under which our common stock with a market value up to $20.0 million may be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases is based on several conditions, including the price of our stock, general market conditions and other factors.

     Pursuant to the terms of a Registration Rights Agreement between us and Thermo Electron dated October 3, 2000, we filed a Registration Statement on Form S-3 with the SEC to register 1,055,000 newly issued shares of our common stock and to register for resale 5,945,000 shares of our common stock held by selling shareholders, of which 5,825,000 shares were held by Thermo Electron. This registration statement became effective on February 12, 2002 and all shares registered were sold on February 15, 2002. We received $15.5 million, net of underwriting fees and discounts and other issuance costs, from the sale of the 1,055,000 newly issued shares. In addition, the underwriters exercised a 30-day option to purchase from Thermo Electron 1,050,000 shares of our common stock to cover any over-allotments. We received no proceeds from the sale of shares by selling shareholders or from the sale of these over-allotment shares. As of the date of this report, Thermo Electron owns approximately 14% of our total outstanding common stock.

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

     The impact of inflation on our financial position and results of operations was not significant during the three-month periods ended March 2002 and March 2001.

Critical Accounting Policies

     We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to those policies on our business operations is discussed in our fiscal 2001 consolidated financial statements filed with the SEC in our annual report on Form 10-K. The impact and associated risks of these critical accounting policies for the period ended March 30, 2002 are consistent with the discussions filed on our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Short-Term Investments

     We do not use derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our investment portfolio at the end of 2001 consisted of short-term state and municipal government bonds and money market funds that are classified as cash and cash equivalents and have maturities of three months or less. The fair market value of these investments will fall if market interest rates increase. If market interest rates were to increase by 10% from levels at March 30, 2002, the fair market value of our investment portfolio would decline by an immaterial amount.

Foreign Currency Rate Fluctuations

     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products. The employees report into our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates. The resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency balances (the result of foreign sales, foreign expenses, and intercompany transactions) in our wholly-owned subsidiary in the United Kingdom at the period-end exchange rate into the functional currency of our subsidiary results in foreign currency exchange gains and losses. These foreign currency exchange gains and losses are included in interest and other income-net. We recorded a $20,000 net gain related to foreign currency exchange for the three months ended March 30, 2002 compared to a $61,000 net loss for the three months ended March 31, 2001. Currently, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations. To date, we have not entered into any significant foreign currency hedging contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange, however, we are currently evaluating possible future use of such contracts and instruments.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:
1.	Amended current report filed on form 8-K/A with the SEC on January 24, 2002 (File No. 033-72502) reporting the following items:

Item 1:	Change in control of registrant.
Item 2:	Acquisition or disposition of assets.
Item 4:	Changes in registrant’s certifying accountant.
Item 5:	Other events.
Item 7:	Financial Statements, Pro forma information and exhibits.

SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: May 13, 2002	/s/ D. Keith Grossman
D. Keith Grossman, Chief Executive Officer

Date: May 13, 2002	/s/ M. Wayne Boylston
M. Wayne Boylston, Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)