Form 10-Q
period 2002-06-29
THORATEC CORP
filed 2002-08-13
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

     Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2002

or

     Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from __________ to ___________

COMMISSION FILE NUMBER: 1-8145

THORATEC CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 6035 Stoneridge Drive, Pleasanton, California (Address of principal executive offices)	94-2340464 (I.R.S. Employer Identification No.) 94588 (Zip Code)

Registrant’s telephone number, including area code: (925) 847-8600

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     As of August 12, 2002, registrant had 56,517,048 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands)

	June 29,	December 29,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$88,256	$91,726
Receivables, net of allowances of $340 in 2002 and $551 in 2001	23,329	26,988
Inventories	33,201	25,673
Deferred tax asset	13,198	11,789
Prepaid expenses and other	1,507	788

Total Current Assets	159,491	156,964

Property, plant and equipment	23,615	22,645
Restricted cash and cash equivalents	—	45,884
Goodwill	96,492	95,209
Purchased intangible assets	190,330	198,608
Long-term deferred tax asset	9,313	9,313
Other assets	1,081	1,618

Total Assets	$480,322	$530,241

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,740	$8,271
Accrued expenses	9,045	11,434
Accrued merger and restructuring	839	1,335

Total Current Liabilities	17,624	21,040

Subordinated convertible debentures (includes $1,500 due to Thermo Electron in 2001)	—	54,838
Long-term deferred tax liability and other	80,030	81,020

Total Liabilities	97,654	156,898

Shareholders’ Equity:
Common Shares; 100,000 authorized; issued and outstanding 56,582 in 2002 and 56,114 in 2001	421,282	409,081
Deferred compensation	(3,996)	(4,555)
Retained earnings (accumulated deficit)	(34,651)	(31,166)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	33	(17)

Total accumulated other comprehensive income (loss)	33	(17)

Total Shareholders’ Equity	382,668	373,343

Total Liabilities and Shareholders’ Equity	$480,322	$530,241

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Product sales	$31,034	$28,218	$60,673	$49,697
Cost of product sales	13,281	12,645	26,445	22,684

Gross profit	17,753	15,573	34,228	27,013

Operating expenses:
Selling, general and administrative	9,847	8,311	18,566	15,642
Research and development	6,083	6,430	12,985	11,660
Amortization of goodwill and purchased intangible assets	3,096	4,526	6,192	6,807
In-process research and development	—	—	—	76,858
Merger and restructuring costs	506	1,605	827	5,145

Total operating expenses	19,532	20,872	38,570	116,112

Loss from operations	(1,779)	(5,299)	(4,342)	(89,099)
Interest and other income — net	854	591	1,000	1,735

Loss before income tax benefit and extraordinary item	(925)	(4,708)	(3,342)	(87,364)
Income tax benefit	(369)	(1,605)	(1,337)	(2,080)

Loss before extraordinary item	(556)	(3,103)	(2,005)	(85,284)
Extraordinary item — loss on early extinguishment of debt, net of $206 income tax benefit	—	—	(309)	—

Net loss	$(556)	$(3,103)	$(2,314)	$(85,284)

Net loss per share, basic and diluted	$(0.01)	$(0.06)	$(0.04)	$(1.73)

Shares used to compute net loss per share, basic and diluted	56,799	54,629	56,725	49,204

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Six Months Ended

	June 29,	June 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(2,314)	$(85,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,459	8,728
Write-off of in-process research and development costs	—	76,858
Amortization of deferred compensation	559	404
Non-cash compensation	152	—
Provision for losses on accounts receivable	(212)	323
Change in net deferred tax liability	(1,261)	(2,481)
Extraordinary loss on debt extinguishment	515	—
Other non-cash items	(94)	93
Changes in assets and liabilities:
Receivables	3,851	823
Inventories	(7,052)	(2,928)
Prepaid expenses and other assets	(592)	(246)
Accounts payable and other liabilities	(2,965)	(5,898)

Net cash used in operating activities	(954)	(9,608)

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	—	(112,069)
Maturities of short-term available-for-sale investments	—	87,192
Sales of short-term available-for-sale investments	—	58,617
Repayment of convertible debentures	(54,838)	—
Capitalized transaction costs	—	(5,838)
Reclassification from (to) restricted cash and cash equivalents	45,884	(45,723)
Purchases of property, plant and equipment	(3,666)	(1,459)
Cash acquired in business acquisition	—	3,456

Net cash used in investing activities	(12,620)	(15,824)

Cash flows from financing activities:
Common stock issued upon exercise of options	643	415
Common stock issued in public placement — net	15,446	—
Repurchase of common stock	(6,033)	(1,733)

Net cash provided by (used in) financing activities	10,056	(1,318)
Effect of exchange rate changes on cash	48	27

Net decrease in cash and cash equivalents	(3,470)	(26,723)
Cash and cash equivalents at beginning of period	91,726	30,236

Cash and cash equivalents at end of period	$88,256	$3,513

Supplemental Cash Flow Disclosure:
Cash paid for taxes	$180	$452
Cash paid for interest	839	1,302
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of assembled workforce, net of taxes	1,334	—
Tax benefit related to stock option exercises	147	—

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net loss	$(556)	$(3,103)	$(2,314)	$(85,284)

Other net comprehensive loss:
Unrealized gain on securities	—	—	—	39
Foreign currency translation adjustments	60	(1)	50	(50)

Comprehensive loss	$(496)	$(3,104)	$(2,264)	$(85,295)

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of Thoratec Corporation, referred to as “we”, “our”,“Thoratec”, or our “Company” have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, or the SEC, without audit and, in our opinion, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at June 29, 2002 and December 29, 2001, our results of operations for the three-month and six-month periods ended June 29, 2002 and June 30, 2001 and cash flows for the six-month periods ended June 29, 2002 and June 30, 2001. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2001 consolidated financial statements filed with the SEC in our Annual Report on Form 10-K.

     Our merger with Thermo Cardiosystems Inc., or TCA, was completed on February 14, 2001, which we refer to as the Merger. Because the Merger was treated as a reverse acquisition, the 2001 condensed consolidated financial information presented herein includes the financial results of TCA for the entire three and six-month periods ended June 30, 2001 and the financial results of Thoratec for the post-merger period from February 14, 2001 through June 30, 2001. The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

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

     The fair value of Thoratec’s net assets have been estimated for purposes of allocating the purchase price. The purchase price and allocation of purchase price as of June 29, 2002 are summarized as follows (in thousands):

Purchase price:
Common stock	$306,889
Stock options	33,524
Transaction costs	5,780

Total purchase price	$346,193

Allocation of purchase price:
Tangible assets acquired (primarily cash and short-term investments, receivables, inventory, and equipment and improvements)	$41,018
Fair market valuation of property lease	2,285
Deferred tax asset	4,332
Deferred compensation	841
Intangible net assets acquired:
Patents, trademarks and tradenames and purchases technology	206,960
Goodwill (including assembled workforce)	101,226
In-process research and development	76,858
Liabilities assumed	(10,831)
Deferred tax liability	(76,496)

Total	$346,193

3. New Accounting Pronouncements

     As of the beginning of fiscal year 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. We have completed our transitional goodwill impairment test as of December 30, 2001 and determined that no adjustment to the carrying value of the goodwill was needed. On an ongoing basis, absent any impairment indicators, we expect to perform a goodwill impairment test during the fourth quarter of each year.

     In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective as of the beginning of fiscal year 2002. In addition, we reassessed the useful lives of our identifiable intangible assets and determined that the lives were appropriate.

     The following table presents the impact of adopting SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three and six months ended June 30, 2001:

	Three Months Ended	Six Months Ended

	June 30,	June 30,
	2001	2001

Net loss as reported	$(3,103)	$(85,284)
Adjustments:
Amortization of goodwill, net of tax	814	1,829

Net*	$(2,289)	$(83,455)

As reported basic and diluted net loss per share	$(0.06)	$(1.73)
Impact of amortization of goodwill, net of tax	0.01	0.04

Adjusted basic and diluted net loss per share	$(0.05)	$(1.69)

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 31, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. We adopted SFAS No. 144 at the beginning of fiscal year 2002. The adoption of SFAS No. 144 did not have any impact on our financial position, results of operations or cash flows.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, shall be included in operating earnings and not presented separately as an extraordinary item. We will adopt SFAS No. 145 at the beginning of fiscal year 2003. We are currently evaluating the impact of this statement on our financial position, results of operations, and cash flows. If adoption of this standard results in our gains and losses on the extinguishment of our debt being included in operating earnings, we will reclassify the extraordinary loss incurred this year of $0.5 million to operating earnings as of the date of adoption.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue , or EITF, No. 94-3 "Liability Regonition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)". The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31,2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

4. Inventories

     Inventories consist of the following (in thousands):

	As of

	June 29,	December 29,
	2002	2001

Finished goods	$19,673	$15,276
Work in process	6,283	4,322
Raw materials	7,245	6,075

Total	$33,201	$25,673

5. Property, Plant and Equipment

     Property, plant, and equipment consist of the following (in thousands):

	As of

	June 29,	December 29,
	2002	2001

Property, plant and equipment, at cost	$44,552	$41,550
Less accumulated depreciation	(20,937)	(18,905)

	$23,615	$22,645

6. Goodwill and Other Intangible Assets

     The change in the carrying amount of goodwill, which is only attributable to our Cardiovascular business segment, for the six-month period ended June 29, 2002 was as follows (in thousands):

Balance as of December 29, 2001	$95,209
Reclassification of assembled workforce, net of taxes	1,334
Adjustment to reflect resolution of pre-merger contingency	(51)

Balance as of June 29, 2002	$96,492

     The components of identifiable intangible assets, consisting primarily of patents and trademarks, developed technology and core technology, which are included in purchased intangible assets on the consolidated balance sheets, are as follows (in thousands):

	As of	As of
	June 29,	December 29,
	2002	2001

Gross carrying amount	$206,960	$209,572
Accumulated amortization	(16,630)	(10,964)

Net carrying amount	$190,330	$198,608

     As of the beginning of fiscal 2002, the purchased intangible asset associated with the assembled workforce was reclassified to goodwill. At the time of the reclassification, the gross carrying amount and accumulated amortization of the assembled workforce intangible asset was $2.6 million and $0.4 million, respectively.

     Amortization expense related to identifiable intangible assets for each of the three and six-month periods ended June 29, 2002 and June 30, 2001 was $3.1 million, $6.2 million, $3.2 million, and $4.8 million, respectively. Estimated amortization expense for the remainder of fiscal 2002 is $6.2 million and $12.4 million for each of the five succeeding years. The purchased intangible assets have estimated useful lives of eight to twenty years.

7. Subordinated Convertible Debentures

     On March 11, 2002 we completed the redemption of our outstanding subordinated convertible debentures at par plus accrued interest using restricted cash and cash equivalents of approximately $45.9 million and cash of approximately $9.8 million. An extraordinary loss in the amount of $0.3 million net of a tax benefit of $0.2 million was recorded on the date of the redemption related to the write-off of the capitalized debt issuance costs. Upon the closing of the Merger with TCA in February 2001, $45.0 million in cash and cash equivalents was pledged as collateral for a letter of credit guarantee to Thermo Electron related to Thermo Electron’s guarantee of our subordinated debentures. As a result of the redemption, the letter of credit guarantee to Thermo Electron was extinguished.

8. Common and Preferred Stock

     We filed a registration statement on Form S-3 with the SEC to register 1,055,000 newly issued shares of our common stock and to register for resale 5,945,000 shares of our common stock held by selling shareholders, of which 5,825,000 shares were held by Thermo Electron Corporation or Thermo Electron. This registration statement became effective on February 12, 2002 and all shares registered were sold on February 15, 2002. We received $15.4 million, net of underwriting fees and discounts and other issuance costs, from the sale of the 1,055,000 newly issued shares. In addition, the underwriters exercised a 30-day option to purchase from Thermo Electron 1,050,000 additional shares of our common stock to cover any over-allotments. We received no proceeds from the sale of shares by selling shareholders or from the sale of the over-allotment shares. As of June 29, 2002. Thermo Electron owned approximately 14% of our total outstanding common stock.

     We recently filed another registration statement on Form S-3 with the SEC to register for resale up to 7.6 million shares of our common stock held by Thermo Electron. This registration statement is expected to become effective on or about August 14, 2002. We will not receive any proceeds from the sale of any of these shares.

     On April 12, 2001 we announced that our Board of Directors authorized a stock repurchase program under which our common stock with a market value up to $20 million may be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of our common stock, general market conditions and other factors. During the six months ended June 29, 2002, we repurchased 653,000 shares of our common stock on the open market for $6.0 million. From the inception of the program through June 29, 2002, we have repurchased 845,700 million shares of our common stock for $7.7 million. All repurchased common stock has been retired.

     On May 2, 2002, we adopted a shareholder rights plan, which we call the Rights Plan. Under the Rights Plan, we distributed one purchase right for each share of common stock outstanding at the close of business on May 17, 2002. If a person or group acquires 15% or more of our common stock in a transaction not pre-approved by our Board of Directors, each right will entitle its holder, other than the acquirer, to buy our common stock at 50% of its market value for the right’s then current exercise price (initially $70.00). In addition, if an unapproved party acquires more than 15% of our common stock, and our Company or our business is later acquired by the unapproved party or in a transaction in which all shareholders are not treated alike, shareholders with unexercised rights, other than the unapproved party, will be entitled to purchase common stock of the merger party or asset buyer with a value of twice the exercise price of the rights. Each right also becomes exercisable for one one-thousandth of a share of our Series RP preferred stock at the right’s then current exercise price ten days after an unapproved third party makes, or announces an intention to make, a tender offer or exchange offer that, if completed, would result in the unapproved party acquiring 15% or more of our common stock. Our Board of Directors may redeem the rights for a nominal amount before an event that causes the rights to become exercisable. The rights will expire on May 2, 2012.

     In connection with the Rights Plan, we designated 100,000 no par shares of Series RP preferred stock. These shares, if issued, will be entitled to receive quarterly dividends and a liquidation preference. There are no shares of Series RP preferred stock issued and outstanding and we do not anticipate issuing any shares of Series RP preferred stock except as may be required under the Rights Plan.

     On May 31, 2002, our shareholders approved an Employee Stock Purchase Plan, or the ESPP. The ESPP authorizes the issuance of up to 500,000 shares of common stock to participating employees. In addition, the ESPP provides for an annual increase of up to 250,000 shares in the total number of shares available for issuance under the ESPP on March 1 of each year. As of June 29, 2002, 679 of our employees would have been eligible to participate in the ESPP.

     The ESPP will be implemented through a series of six-month offering periods, the first of which will commence no sooner than the first trading day of November 2002. A participating employee may have up to 15% of their compensation withheld during an offering period. At the end of each offering period, the accumulated payroll deductions of each employee will be used to purchase shares at the purchase price for that offering period. The purchase price of the shares will be 85 percent of the lower of the fair market value of the shares on the first or the last day of that offering period.

     Because participation by employees in the ESPP will be voluntary, and is subject to certain eligibility requirements, we cannot determine the number of shares of common stock that will be purchased in the future by our employees as a group.

9. Merger and Restructuring Costs

     Merger and restructuring costs were recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Merger	$152	$766	$289	$4,306
Restructuring	354	839	538	839

Total	$506	$1,605	$827	$5,145

     Merger Costs

     Early in 2000, Thermo Electron announced its intent to sell TCA. In conjunction with this announcement, TCA put in place an employee retention plan, which offered a bonus to certain key employees to continue employment with TCA through the completion of the sale of the company. Upon closure of the Merger between TCA and Thoratec, certain Thoratec executives’ stock options accelerated per the original terms of the stock option agreements. In exchange for a waiver of their rights to immediately exercise these options and to sell the related stock, we compensated these executives for that waiver. Merger costs recorded during the three months ended June 29, 2002 consisted of executive waiver agreement expenses. Merger costs recorded during the three and six-month periods ended June 30, 2001 consisted principally of employee severance, employee retention costs and outside consulting, accounting and legal expenses associated with the Merger.

     The following table reflects the activity in accrued merger costs for the three and six-month periods ended June 29, 2002 and June 30, 2001 (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Beginning balance	$(198)	$3,503	$472	$1,708
Add:
Accruals pursuant to executive waiver agreements	135	213	270	319
Accruals pursuant to employee retention and severance agreements	—	139	—	2,597
Accruals of other merger costs	17	414	19	1,390
Less:
Payments pursuant to executive waiver agreements	—	—	(810)	—
Payments pursuant to employee retention and severance agreements	—	(2,719)	—	(3,803)
Payments of other merger costs	(17)	(488)	(14)	(1,149)

Ending balance	$(63)	$1,062	$(63)	$1,062

     In accordance with the executive waiver agreements, payments to the executives occurred at the one-year anniversary of the Merger, although the executives continue to be restricted from exercising some of their options and selling the related stock for an additional six months following the one-year anniversary date. The total expense related to the waiver agreements of $810,000 is being amortized over the 18-month waiver period. As of June 29, 2002, the ending balance of accrued merger costs has been reclassified to prepaid expenses and other in the accompanying condensed consolidated balance sheet.

     Restructuring Costs

     In June 2001, we approved a plan to consolidate all of our Cardiovascular product manufacturing operations to our manufacturing facilities and headquarters in Pleasanton, California, which we refer to as the Restructuring Plan. The restructuring initiatives, which commenced in 2001, are expected to achieve operating efficiencies and result in substantial cost savings. Substantially all of the milestones related to the relocation that are under our control have been completed. Because our products are regulated by the U.S. Food and Drug Administration, or the FDA, it is estimated it will take an additional six months to complete the FDA review and certification process before all of the products being transferred can be manufactured in Pleasanton. The timing of these events is consistent with estimates made at the inception of the Restructuring Plan. From the inception of the Restructuring Plan through June 29, 2002, we have recorded $1.6 million of restructuring charges in accordance with EITF No. 94-3, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges represent estimated employee severance costs and stock option acceleration charges. Since the announcement of the Restructuring Plan in the second quarter of 2001, we have paid approximately $0.5 million in severance payments to 31 employees. The following is a summary of our accrued restructuring costs activity for the three-month and six-month periods ended June 29, 2002 and June 30, 2001 (in thousands):

	Three Months Ended		Six Months Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Accrued Restructuring Costs:
Beginning balance	$881	$—	$863	$—
Employee severance accrual	242	839	386	839
Payments of employee severance	(284)	—	(410)	—

Ending balance	$839	$839	$839	$839

     In addition to the employee severance, estimated restructuring costs for each of the three and six-month periods ended June 29, 2002 and June 30, 2001 includes $112,000, $152,000, nil, and nil, respectively, of expense related to the estimated fair value of options granted to the employees to be severed in the Restructuring Plan, which will accelerate upon the employees’ termination.

10. Income Taxes

     Our effective tax benefit rate was 40% for both the three and six-month periods ended June 29, 2002. For the three and six-month periods ended June 30, 2001, our effective tax benefit rate was 34% and 2%, respectively. The effective tax benefit rate for 2002 differed from the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax benefit rate for the six-month period of 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to our merger with TCA, including the write-off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses.

     At June 29, 2002 and December 29, 2001, we reported a net deferred tax liability of approximately $56.3 million and $58.6 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.

11. Net Loss Per Share

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As a result of our net losses for all periods presented, there is no difference between basic and diluted net loss per share. Options to purchase 389,910 and 1,062,849 shares of common stock for the three and six-month periods ended June 29, 2002 respectively, were not included in the computations of diluted net loss per share because the loss position in both periods would have rendered the additional shares antidilutive. Options to purchase 6,283,714 shares of common stock for both of the three and six-month periods ended June 30, 2001 were not included in the computations of diluted loss per share because the loss position in both periods would have rendered the additional shares antidilutive. In addition, the effect of assuming the conversion of our 4.75% subordinated convertible debentures, convertible at $37.62 per share, was excluded from the calculation of diluted net loss per share for the three and six-month periods ended June 30, 2001 and June 29, 2002 because the effects would be antidilutive.

12. Business Segment and Geographical Data

     We organize and manage our business by functional operating entities. Our functional entities operate in two segments: (1) Cardiovascular and (2) Other Medical Equipment. The 2001 condensed consolidated financial information presented herein includes the financial results of TCA’s Cardiovascular segment and Other Medical Equipment segment for the entire three and six-month periods ended June 30, 2001 and the financial results of Thoratec’s Cardiovascular segment for only the post-merger period from February 14, 2001 through June 30, 2001.

     Business Segments (in thousands):

	Three Months Ended		Six Months Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Product sales:
Cardiovascular	$19,829	$18,038	$38,520	$29,225
Other Medical Equipment	11,205	10,180	22,153	20,472

Total product sales	$31,034	$28,218	$60,673	$49,697

Loss before income taxes and extraordinary item:
Cardiovascular	$1,747	$(745)	$1,875	$(3,073)
Other Medical Equipment	2,149	2,231	4,381	4,131
Corporate (a)	(2,072)	(654)	(3,579)	(1,347)
Purchase accounting entries:
Amortization of goodwill and purchased intangibles (b)	(3,096)	(4,526)	(6,192)	(6,807)
In-process research and development (b)	—	—	—	(76,858)
Merger and restructuring costs	(506)	(1,605)	(827)	(5,145)

Total operating loss	(1,778)	(5,299)	(4,342)	(89,099)
Interest and other income, net	854	591	1,000	1,735

Loss before income taxes and extraordinary item	$(924)	$(4,708)	$(3,342)	$(87,364)

(a)	Represents primarily general and administrative expenses not specifically identified to any particular business segment.
(b)	Related to the Cardiovascular segment.

Geographic Areas (in thousands):

	Three Months Ended		Six Months Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Product sales:
Domestic	$25,324	$21,536	$50,075	$38,479

Europe	3,263	3,231	6,544	6,217
All other international	2,447	3,451	4,054	5,001

Total international	5,710	6,682	10,598	11,218

Total	$31,034	$28,218	$60,673	$49,697

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Form 10-Q may contain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “hope”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to the results of clinical trials, governmental regulatory approval processes, plans to develop and market new products, market acceptance of new products, announcements by our competitors, an intensely competitive market, the ability to integrate acquired operations, the ability to improve financial performance, and other factors identified in our Annual Report on Form 10-K for 2001 which we filed with the Securities and Exchange Commission, or the SEC. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this Form 10-Q, and our Annual Report on Form 10-K for 2001 filed with the SEC.

Overview

     We are a leading manufacturer of circulatory support products for use by patients with congestive heart failure, or CHF. According to the American Heart Association, 4.7 million patients in the United States suffer from CHF and an additional 550,000 patients are diagnosed with this disease annually. We were the first company to receive U.S. Food and Drug Administration, or FDA, approval to commercially market a ventricular assist device, or VAD, to treat patients with late-stage heart failure, which comprises approximately 5% of the CHF patient population. Our VADs are used primarily by these CHF patients to perform some or all of the pumping function of the heart and we currently offer the widest range of products to serve this market. We believe that our long-standing reputation for quality and innovation and our excellent relationships with leading cardiovascular surgeons worldwide position us to capture growth opportunities in the expanding congestive heart failure market. We also develop and sell products that are used by physicians and hospitals for vascular and diagnostic applications that include vascular grafts, blood coagulation testing and skin incision devices. We conduct business both domestically and internationally.

The Merger with Thermo Cardiosystems

     On February 14, 2001, we completed our Merger with Thermo Cardiosystems Inc., or TCA. Pursuant to the merger agreement between Thoratec and TCA dated October 3, 2000, Thoratec issued 32,226,074 new shares of our common stock to the shareholders of TCA in exchange for all the outstanding common stock of TCA (38,594,281 shares outstanding as of February 14, 2001) at an exchange ratio of 0.835 shares of our common stock for each share of TCA stock. Immediately following the transaction, TCA’s shareholders owned 59% of our then outstanding common stock and our former shareholders owned the remaining shares of our common stock. Thermo Electron Corporation, or Thermo Electron, the majority shareholder of TCA prior to the Merger, received 19,312,959 shares of the 32,226,074 newly issued shares. Immediately following the Merger, Thermo Electron owned 35% of our then outstanding common stock. Pursuant to the terms of a Registration Rights Agreement (“Registration Rights Agreement”) between us and Thermo Electron dated October 3, 2000, we filed a registration statement on Form S-3 with the SEC, which became effective on June 15, 2001, to register for resale 4,828,240 shares of the our common stock held by Thermo Electron. Subsequent to that filing, Thermo Electron sold substantially all of the registered shares. We filed another registration statement on Form S-3 with the SEC to register 1,055,000 newly issued shares of our common stock and to register for resale 5,945,000 shares of our common stock held by selling shareholders, of which 5,825,000 shares were held by Thermo Electron. This registration statement became effective on February 12, 2002 and all shares registered were sold on February 15, 2002. We received $15.5 million, net of underwriting fees and discounts and other issuance costs, from the sale of the 1,055,000 newly issued shares. In addition, the underwriters exercised a 30-day option to purchase from Thermo Electron 1,050,000 shares of our common stock to cover any over-allotments. We received no proceeds from the sale of shares by selling shareholders or from the sale of the over-allotment shares. We recently filed another registration statement on Form S-3 with the SEC to register for resale up to 7.6 million shares of our common stock held by Thermo Electron. This registration statement is expected to become effective on or about August 14, 2002. We will not receive any proceeds from the sale of any of these shares. As of June 29, 2002, Thermo Electron owned approximately 14% of our total outstanding common stock.

     The Merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of TCA owned the majority of our common stock after the Merger. TCA was deemed the acquiror for accounting and financial reporting purposes.

     Due to the nature of the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. As of June 29, 2002, approximately $308.2 million of the purchase price of $346.2 million has been allocated to goodwill and other purchased intangible assets. As a result of the Merger, $76.9 million relating to IPR&D as expensed upon completion of the Merger. Current estimates and assumptions related to the valuation of IPR&D remain materially consistent with our initial estimates performed at the time of the Merger.

     Through the end of 2001, goodwill and other intangibles were amortized over their estimated useful lives of six to twenty years. Beginning in 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As such, at the beginning of 2002, we stopped amortizing goodwill and began testing goodwill for impairment under the new standard. We completed our transitional goodwill impairment test as of December 30, 2001 and determined that no adjustment to the carrying value of goodwill was needed. If any future impairment occurs, such impairment could harm our future results of operations. The adoption of SFAS No. 142 will result in a decrease in goodwill amortization of approximately $5.0 million in 2002.

Restructuring Plan

     In June 2001, we approved a plan to consolidate all of our Cardiovascular product manufacturing operations to our manufacturing facilities and headquarters in Pleasanton, California, which we refer to as the Restructuring Plan. The restructuring initiatives, which commenced in 2001, are expected to achieve operating efficiencies and result in substantial cost savings. Substantially all of the milestones related to the relocation that are under our control have been completed. Because our products are regulated by the FDA, it is estimated it will take an additional six months to complete the FDA review and certification process before all of the products being transferred can be manufactured in Pleasanton. The timing of these events is consistent with estimates made at the inception of the Restructuring Plan. From the inception of the Restructuring Plan through June 29, 2002, we have recorded $1.6 million of restructuring charges in accordance with EITF No. 94-3, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges represent estimated employee severance costs and stock option acceleration charges. Since the announcement of the Restructuring Plan in the second quarter of 2001, we have paid approximately $0.5 million in severance payments to 31 employees.

Results of Operations

Three months ended June 2002 and 2001

Product Sales

     Product sales in the second quarter of 2002 were $31.0 million compared to $28.2 million in the second quarter of 2001, an increase of approximately $2.8 million or 10%. This increase is attributable to higher domestic sales of VAD products of $1.1 million, higher sales of graft products of $0.7 million, and higher sales of blood coagulation testing equipment of $1.0 million.

Gross Profit

     Gross profit was $17.8 million, representing approximately 57% of product sales, for the second quarter of 2002 compared to $15.6 million, representing approximately 55% of product sales, for the second quarter of 2001. The increase in gross profit percentage was as a result of higher average selling prices due to a higher proportion of domestic sales to total product sales, product price increases, and favorable foreign exchange rates.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $9.8 million, or 32% of product sales, in the second quarter of 2002, from $8.3 million, or 30% of product sales, in the second quarter of 2001, an increase of $1.5 million or 19%. Selling and marketing expenses increased as a result of promotional activities and new product introduction by International Technidyne Corporation, or ITC, and costs to expand product markets for our blood coagulation testing equipment and VADs. Corporate and administrative expenses increased due to higher legal, patent, and corporate stock expenses as well as higher employee-related expenses. These increases were partially offset by lower headcount related expenses in the Cardiovascular sales force subsequent to the Merger.

Research and Development

     Research and development expenses decreased to $6.1 million, or 20% of product sales, in the second quarter of 2002, from $6.4 million, or 23% of product sales, in the second quarter of 2001, a decrease of $0.3 million, or 5%. This decrease was attributable principally to lower spending on certain VAD development programs as well as lower spending related to the REMATCH clinical trials.

Amortization of Goodwill and Purchased Intangible Assets

     Amortization of identified purchased intangible assets was $3.1 million in the second quarter of 2002, or 10% of product sales, as compared to $3.3 million, or 12% of product sales, in the second quarter of 2001. As of June 29, 2002, goodwill of $101.2 million and intangible assets of $206.9 million have been recorded as a result of our Merger. The intangible assets are being amortized over their estimated useful lives of eight to twenty years. We stopped amortizing goodwill at the beginning of fiscal year 2002 in accordance with SFAS No. 142, and we expect that the adoption of SFAS No. 142 will result in a decrease in goodwill amortization of approximately $5.0 million in 2002 compared to 2001.

Merger and Restructuring Costs

     Merger and restructuring costs in the second quarter of 2002 were $0.5 million, compared to $1.6 million in the second quarter of 2001. This decrease was due to a $0.6 million decrease in merger costs, principally related to lower employee retention costs, and outside consulting, accounting, and legal expenses, and a $0.5 million decrease in restructuring costs, representing lower estimated severance and stock option acceleration costs related to the consolidation of our VAD manufacturing operations.

Interest and Other Income — Net

     Interest and other income-net was $0.9 million in the second quarter of 2002 compared to $0.6 million in the second quarter of 2001. This increase was principally due to reduced interest expense related to the subordinated convertible debentures as those debentures were redeemed in the first quarter 2002 and favorable exchange rate transaction gains, partially offset by a reduction in interest income caused by both lower cash balances and lower interest rates.

Income Taxes

     Our effective tax benefit rate was 40% for the three months ended June 29, 2002. For the three months ended June 30, 2001, our effective tax benefit rate was 34%. The effective tax benefit rate for 2002 differed from the statutory federal income tax rate primarily due to the impact of state income taxes.

     At June 29, 2002 and December 29, 2001, we reported a net deferred tax liability of approximately $56.3 million and $59.0 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.

Six months ended June 2002 and 2001

Product Sales

     Product sales in the first six months of 2002 were $60.7 million compared to $49.7 million in first six months of 2001, an increase of approximately $11.0 million or 22%. Product sales for the first six months of 2001 included TCA’s sales for the full six-month period of 2001 and Thoratec’s sales for the post-merger period from February 14, 2001 through June 30, 2001. Had Thoratec sales been included for the full six-month period of 2001, the increase in sales would have been $7.4 million or 14%. This increase is attributable to higher domestic sales of VAD products of $4.7 million, higher sales of graft products of $1.0 million, and higher sales of blood coagulation testing equipment of $1.7 million.

Gross Profit

     Gross profit was $34.2 million, representing approximately 56% of product sales for the first six months of 2002 compared to $27.0 million, representing approximately 54% of product sales for the first six months of 2001. The increase in gross profit percentage was a result of higher average selling prices due to a higher proportion of domestic sales to total product sales, product price increases, and favorable foreign exchange rates.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $18.6 million, or 31% of product sales, in the first six months of 2002 from $15.6 million, or 32% of product sales, in the first six months of 2001, an increase of $2.9 million or 19%. Selling, general, and administrative expenses for the first six months of 2001 included TCA’s expenses for the full six-month period and Thoratec’s expenses only for the post-merger period from February 14, 2001 through June 30, 2001. Had Thoratec’s selling, general and administrative expenses been included for the full six-month period, these expenses would have increased by $1.3 million or 7%. Selling and marketing expenses increased as a result of promotional activities and new product introduction by ITC and costs to expand product markets for our blood coagulation testing equipment and VADs. Corporate and administrative expenses increased due to higher legal, patent, and corporate stock expenses as well as higher employee-related expenses. These increases were partially offset by lower headcount related expenses in the Cardiovascular sales force subsequent to the Merger.

Research and Development

     Research and development expenses increased to $13.0 million, or 21% of product sales, in the first six months of 2002, from $11.7 million, or 24% of product sales, in the first six months of 2001, an increase of $1.3 million, or 11%. Research and development expenses for the first six months of 2001 included TCA’s expenses for the full six-month period, and Thoratec expenses only for the post-merger period from February 14, 2001 through June 30, 2001. Had Thoratec’s research and development expenses been included for the full six-month period, these expenses would have increased by $0.3 million, or 3%. This increase was attributable principally to higher spending on certain VAD development programs partially offset by lower spending related to the REMATCH clinical trials.

Amortization of Goodwill and Purchased Intangible Assets

     Amortization of identified purchased intangible assets was $6.2 million in the first six months of 2002, or 10% of product sales, as compared to $4.9 million, or 10% of product sales, in the first six months of 2001. Although we have stopped amortizing goodwill at the beginning of fiscal year 2002 in accordance with SFAS No. 142, amortization expense was higher in the first six months of 2002 compared to the first six months of 2001 due to six full months of amortization included in 2002 compared to only four and a half months of amortization included in 2001 subsequent to the February 14, 2001 merger date. As of June 29, 2002, goodwill of $101.2 million and intangible assets of $206.9 million have been recorded as a result of our Merger. The intangible assets are being amortized over their estimated useful lives of eight to twenty years. We expect that the adoption of SFAS No. 142 will result in a decrease in goodwill amortization of approximately $5.0 million in 2002 compared to 2001.

In-process Research and Development Costs

     In-process research and development, or IPR&D, expense in the first six months of 2001 was $76.9 million, and represents the one-time write-off of nonrecurring charges associated with our Merger for technology that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

Merger and Restructuring Costs

     Merger and restructuring costs in the first six months of 2002 were $0.8 million, compared to $5.1 million in the first six months of 2001. This decrease was due to a $4.0 million decrease in merger costs, principally related to lower employee retention costs, and outside consulting, accounting, and legal expenses, and lower restructuring costs of $0.3 million, representing lower estimated employee severance and stock option acceleration costs related to the consolidation of our VAD manufacturing operations.

Interest and Other Income — Net

     Interest and other income-net was $1.0 million in the first six months of 2002 compared to $1.7 million in the first six months of 2001, a decrease of $0.7 million, or 42%. This decrease was principally due to a reduction in interest income caused by both lower cash balances and lower interest rates, partially offset by reduced interest expense on the subordinated convertible debentures which were redeemed in the first quarter of 2002 and favorable exchange rate transaction gains.

Income Taxes

     Our effective tax benefit rate was 40% for the six months ended June 29, 2002. For the six months ended June 30, 2001, our effective tax benefit rate was 2%. The effective tax benefit rate for 2002 differed from the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax benefit rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to our merger with TCA, including the write-off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses.

     At June 29, 2002 and December 29, 2001, we reported a net deferred tax liability of approximately $56.3 million and $58.6 million, respectively, comprised principally of temporary differences between financial statement and income tax bases of intangible assets.

Extraordinary Item

     We completed the redemption of our outstanding subordinated debentures on March 11, 2002 using restricted cash and cash equivalents of $45.9 million and cash of $9.8 million, which included $0.8 million in accrued interest. In the first six months of 2002, we recorded an extraordinary loss of $0.3 million, net of a tax benefit of $0.2 million, related to the write-off of capitalized debt issuance costs associated with the initial issuance of the debentures, which were being amortized over the life of the debentures.

Liquidity and Capital Resources

     At June 29, 2002, we had working capital of $141.9 million compared with $135.9 million at December 29, 2001. Cash and cash equivalents at June 29, 2002 were $88.3 million compared to $91.7 million at December 29, 2001, a decrease of $3.4 million. This decrease was due principally to the payment of $9.0 million towards the redemption of our outstanding subordinated debentures, $6.0 million on stock repurchases, capital expenditures of $3.7 million and increases in inventories of $7.0 million related to the planned relocation of the Woburn manufacturing facility to Pleasanton and preparation for increasing sales, partially offset by $15.4 million net proceeds received from the issuance of our common stock, and higher accounts receivable collections.

     The Statement of Cash Flows for the six months ended June 30, 2001 was prepared by combining TCA’s balance sheet as of December 2000 with Thoratec’s balance sheet as of the merger date of February 14, 2001, and comparing it to the consolidated balance sheet as of June 30, 2001, which included both entities. During the first six months of 2002, $1.0 million was used in operations compared to $9.6 million of cash used in operations for the first six months of 2001. Uses of cash for the first six months of 2002 included $7.0 million for higher inventory levels in anticipation of increasing sales and preparation for the relocation of the Woburn manufacturing operations to Pleasanton partially offset by an increase in collections on receivables.

     During the first six months of 2002, $12.6 million of cash was used in our investing activities compared to $15.8 million of cash used in the first six months of 2001. During the first six months of 2002, approximately $9.0 million of cash was used in the redemption of $54.8 million of convertible debentures, net of the reclassification of $45.9 million of restricted cash and approximately $3.7 million of cash was used for capital expenditures.

     During the first six months of 2002, $10.0 million of cash was provided by financing activities compared to $1.3 million of cash used in the first six months of 2001. In the first six months of 2002, cash provided from the issuance of common stock in an underwritten public stock offering was $15.4 million and $0.6 million was received from exercises of stock options. This amount was partially offset by $6.0 million used to repurchase our common stock, representing 653,000 shares, which were subsequently retired.

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

     The impact of inflation on our financial position and results of operations was not significant during the three and six-month periods ended June 2002 and June 2001.

Critical Accounting Policies

     We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and associated risks related to those policies on our business operations is discussed below and in our fiscal 2001 consolidated financial statements filed with the SEC in our annual report on Form 10-K.

     As of the beginning of fiscal year 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. We have completed our transitional goodwill impairment test as of December 30, 2001 and determined that no adjustment to the carrying value of the goodwill and purchased intangible assets was needed. On an ongoing basis, absent any impairment indicators, we expect to perform a goodwill impairment test during the fourth quarter of each year. We discontinued the amortization of goodwill effective as of the beginning of fiscal year 2002.

     On March 11, 2002 we completed the redemption of our outstanding subordinated convertible debentures at par plus accrued interest. Upon the closing of the Merger with TCA in February 2001, $45.0 million in cash and cash equivalents was pledged as collateral for a letter of credit guarantee to Thermo Electron related to Thermo Electron’s guarantee of our subordinated debentures. As a result of the redemption, the letter of credit guarantee to Thermo Electron was extinguished and the full amount of the restricted cash and cash equivalents was used in the redemption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Short-Term Investments

     We do not use derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our investment portfolio at the end of 2001 consisted of short-term state and municipal government bonds and money market funds that are classified as cash and cash equivalents and have maturities of three months or less. The fair market value of these investments will fall if market interest rates increase. If market interest rates were to increase by 10% from levels at June 29, 2002, the fair market value of our investment portfolio would decline by an immaterial amount.

Foreign Currency Rate Fluctuations

     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products. The employees report into our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates. The resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency balances (the result of foreign sales, foreign expenses, and intercompany transactions) in our wholly owned subsidiary in the United Kingdom at the period-end exchange rate into the functional currency of our subsidiary results in foreign currency exchange gains and losses. These foreign currency exchange gains and losses are included in interest and other income-net and were not material for the three and six-month periods ended June 29, 2002 and June 30, 2001. Currently, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations. To date, we have not entered into any significant foreign currency hedging contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange, however, we are currently evaluating possible future use of such contracts and instruments.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

     The annual meeting of Shareholders was held on May 31, 2002. The following items were voted upon and approved at the meeting:

     To elect directors to serve for the ensuing year until their successors are elected.

	Number of Votes

	For	Withheld

Howard E. Chase	51,647,168	2,550,784
J. Daniel Cole	51,648,435	2,549,517
D. Keith Grossman	46,022,557	8,175,395
J. Donald Hill	51,825,446	2,372,506
William M. Hitchcock	51,647,294	2,550,658
George W. Holbrook Jr.	51,830,718	2,367,234
Theo Melas-Kyriazi	51,823,659	2,374,293
Daniel M. Mulvena	51,829,917	2,368,035

     To approve the Thoratec Employee Stock Purchase Plan as described in the Proxy Statement.

Number of Votes

For	Against	Abstain	Not Voted

39,225,337	2,566,305	188,910	12,217,400

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

1.	Current report filed on form 8-K on May 2, 2002 (File no. 000-49798) to describe the Shareholders Rights Plan:

Item 5:	Other events.
Item 7:	Exhibits.

SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: August 12, 2002	/s/ D. Keith Grossman D. Keith Grossman, Chief Executive Officer

Date: August 12, 2002	/s/ M. Wayne Boylston M. Wayne Boylston, Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)