Form 10-Q
period 2002-09-28
THORATEC CORP
filed 2002-11-12
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2002

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of November 11, 2002, registrant had 55,029,573 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands)

	September 28,	December 29,
	2002	2001

Assets
Current Assets:

Cash and cash equivalents	$40,812	$91,726

Short-term available-for-sale investments at quoted market value (amortized cost of $4,178 in 2002)	4,173	—

Receivables, net of allowances of $306 in 2002 and $551 in 2001	20,950	26,628

Inventories	39,088	25,673

Deferred tax asset	13,090	11,789

Prepaid expenses and other assets	2,753	1,148

Total Current Assets	120,866	156,964

Property, plant and equipment, net	24,148	22,645

Long-term available-for-sale investments	30,163	—

Restricted cash and cash equivalents	—	45,884

Goodwill	96,492	95,209

Purchased intangible assets	187,306	198,608

Long-term deferred tax asset	9,276	9,313

Other assets	1,058	1,618

Total Assets	$469,309	$530,241

Liabilities and Shareholders’ Equity
Current Liabilities:

Accounts payable	$8,478	$8,271

Accrued expenses	11,577	11,434

Accrued merger, restructuring and other	734	1,335

Total Current Liabilities	20,789	21,040

Subordinated convertible debentures (includes $1,500 due to Thermo Electron in 2001)	—	54,838

Long-term deferred tax liability and other	77,547	81,020

Total Liabilities	98,336	156,898

Shareholders’ Equity:

Common shares; 100,000 authorized; issued and outstanding 55,010 in 2002 and 56,114 in 2001	409,894	409,081

Deferred compensation	(4,035)	(4,555)

Accumulated deficit	(35,000)	(31,166)

Accumulated other comprehensive income (loss):

Cumulative foreign currency translation adjustments	58	(17)

Unrealized gain on investment	56	—

Total accumulated other comprehensive income (loss)	114	(17)

Total Shareholders’ Equity	370,973	373,343

Total Liabilities and Shareholders’ Equity	$469,309	$530,241

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Product sales	$31,105	$28,666	$91,779	$78,363

Cost of product sales	13,055	13,604	39,500	36,288

Gross profit	18,050	15,062	52,279	42,075

Operating expenses:

Selling, general and administrative	9,150	8,345	27,716	23,986

Research and development	5,916	5,304	18,902	16,964

Amortization of goodwill	—	1,249	—	3,123

Amortization of purchased intangible assets	3,096	3,289	9,288	8,223

In-process research and development	—	—	—	76,858

Merger, restructuring and other costs	32	1,410	859	6,555

Total operating expenses	18,194	19,597	56,765	135,709

Loss from operations	(144)	(4,535)	(4,486)	(93,634)

Interest and other income — net	536	547	1,537	2,282

Income (loss) before income tax expense (benefit) and extraordinary item	392	(3,988)	(2,949)	(91,352)
Income tax expense (benefit)	155	(1,020)	(1,182)	(3,100)

Income (loss) before extraordinary item	237	(2,968)	(1,767)	(88,252)

Extraordinary item — loss on early extinguishment of debt, net of $206 income tax benefit	—	—	(309)	—

Net income (loss)	$237	$(2,968)	$(2,076)	$(88,252)

Net income (loss) per share:

Basic and diluted	$0.00	$(0.05)	$(0.04)	$(1.72)

Shares used to compute net income (loss) per share:

Basic	56,268	55,078	56,572	51,169

Diluted	56,455	55,078	56,572	51,169

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Cash flows from operating activities:

Net loss	$(2,076)	$(88,252)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	12,794	14,367

Write-off of in-process research and development costs	—	76,858

Amortization of deferred compensation	848	506

Non-cash compensation	152	—

Provision for losses on accounts receivable	(245)	331

Change in net deferred tax liability	(3,552)	(2,581)

Extraordinary loss on debt extinguishment	515	—

Other non-cash items	(83)	49

Changes in assets and liabilities:

Receivables	6,278	621

Inventories	(12,977)	(2,122)

Prepaid expenses and other assets	(1,682)	(442)

Accounts payable and other liabilities	53	(3,103)

Net cash provided by (used in) operating activities	25	(3,768)

Cash flows from investing activities:

Purchases of available-for-sale investments	(34,336)	(318,970)

Maturities of available-for-sale investments	—	213,936

Sales of available-for-sale investments	—	131,056

Repayment of convertible debentures	(54,838)	—

Capitalized transaction costs	—	(5,838)

Reclassification from (to) restricted cash and cash equivalents	45,884	(45,794)

Purchases of property, plant and equipment	(5,460)	(4,676)

Cash acquired in business acquisition	—	3,456

Net cash used in investing activities	(48,750)	(26,830)

Cash flows from financing activities:

Proceeds from stock option exercises	643	6,296

Proceeds from common stock offering	15,356	—

Repurchase of common stock	(18,336)	(1,733)

Net cash provided by (used in) financing activities	(2,337)	4,563

Effect of exchange rate changes on cash	148	8

Net decrease in cash and cash equivalents	(50,914)	(26,027)

Cash and cash equivalents at beginning of period	91,726	30,236

Cash and cash equivalents at end of period	$40,812	$4,209

Supplemental Cash Flow Disclosure:

Cash paid for taxes	$227	$470

Cash paid for interest	$839	$1,302

Supplemental Disclosure of Noncash Investing and Financing Activities:

Reclassification of assembled workforce, net of taxes	$1,334	$—

Tax benefit related to stock option exercises	$147	$—

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net income (loss)	$237	$(2,968)	$(2,076)	$(88,252)

Other net comprehensive income (loss):

Unrealized gain on securities	56	—	56	39

Foreign currency translation adjustments	25	53	75	3

Comprehensive income (loss)	$318	$(2,915)	$(1,945)	$(88,210)

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of Thoratec Corporation, referred to as “we”, “our”,“Thoratec”, or our “Company” have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, or the SEC, without audit and, in our opinion, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at September 28, 2002 and December 29, 2001, our results of operations for the three and nine-month periods ended September 28, 2002 and September 29, 2001 and cash flows for the nine-month periods ended September 28, 2002 and September 29, 2001. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2001 consolidated financial statements filed with the SEC in our Annual Report on Form 10-K.

     Our merger with Thermo Cardiosystems Inc., or TCA, was completed on February 14, 2001, which we refer to as the Merger. Because the Merger was treated as a reverse acquisition, the 2001 condensed consolidated financial information presented herein includes the financial results of TCA for the entire three and nine-month periods ended September 29, 2001 and the financial results of Thoratec for the post-merger period from February 14, 2001 through September 29, 2001. The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

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

     The fair value of Thoratec’s net assets have been estimated for purposes of allocating the purchase price. The purchase price and allocation of purchase price as of September 28, 2002 are summarized as follows (in thousands):

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

3. New Accounting Pronouncements

     As of the beginning of fiscal year 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. During the second quarter of 2002, we completed our transitional goodwill impairment test as of December 30, 2001 and determined that no adjustment to the carrying value of goodwill was needed. On an ongoing basis, absent any impairment indicators, we expect to perform a goodwill impairment test as of the end of the third quarter during the fourth quarter of each year.

     In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective as of the beginning of fiscal year 2002. In addition, we reassessed the useful lives of our identifiable intangible assets and determined that the lives were appropriate.

     The following table presents the impact of adopting SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended September 29, 2001:

	Three Months	Nine Months
	Ended	Ended

	September 28,	September 28,
	2001	2001

Net loss as reported	$(2,968)	$(88,252)

Adjustments:

Amortization of goodwill, net of tax	937	3,029

Adjusted net loss	(2,031)	(85,223)

As reported basic and diluted net loss per share	$(0.05)	$(1.72)

Impact of amortization of goodwill, net of tax	0.02	0.06

Adjusted basic and diluted net loss per share	$(0.03)	$(1.66)

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which significantly changed the criteria required for classifying an asset as held-for-sale. We adopted SFAS No. 144 at the beginning of fiscal year 2002. The adoption of SFAS No. 144 did not have any impact on our financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, shall be included in operating earnings and not presented separately as an extraordinary item. We will adopt SFAS No. 145 at the beginning of fiscal year 2003. Upon adoption, we will reclassify the extraordinary loss incurred this year of $0.5 million to interest and other income-net as of the date of adoption.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)”. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

4. Inventories

     Inventories consist of the following (in thousands):

	As of

	September 28,	December 29,
	2002	2001

Finished goods	$23,104	$15,276

Work in process	6,706	4,322

Raw materials	9,278	6,075

Total	$39,088	$25,673

5. Property, Plant and Equipment

     Property, plant, and equipment consist of the following (in thousands):

	As of

	September 28,	December 29,
	2002	2001

Property, plant and equipment, at cost	$46,354	$41,550

Less accumulated depreciation	(22,206)	(18,905)

Total	$24,148	$22,645

6. Goodwill and Other Intangible Assets

     The change in the carrying amount of goodwill, which is only attributable to our Cardiovascular business segment, for the nine-month period ended September 28, 2002 was as follows (in thousands):

Balance as of December 29, 2001	$95,209

Reclassification of assembled workforce, net of taxes	1,334

Adjustment to reflect resolution of pre-merger contingency	(51)

Balance as of September 28, 2002	$96,492

     The components of identifiable intangible assets, consisting primarily of patents and trademarks, developed technology and core technology, which are included in purchased intangible assets on the consolidated balance sheets, are as follows (in thousands):

	As of

	September 28,	December 29,
	2002	2001

Gross carrying amount	$206,960	$209,572

Accumulated amortization	(19,654)	(10,964)

Net carrying amount	$187,306	$198,608

     As of the beginning of fiscal 2002, the purchased intangible asset associated with the assembled workforce in the amount of $1.3 million, net of accumulated amortization of $0.4 million and taxes of $0.9 million, was reclassified to goodwill.

     Amortization expense related to identifiable intangible assets for each of the three and nine-month periods ended September 28, 2002 and September 29, 2001 was $3.1 million, $9.3 million, $3.3 million, and $8.2 million, respectively. Estimated amortization expense for the remainder of fiscal 2002 is $3.1 million and $12.4 million for each of the five succeeding years. The purchased intangible assets have estimated useful lives of eight to twenty years.

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

     We filed another registration statement on Form S-3 with the SEC to register for resale 7,609,719 shares of our common stock held by Thermo Electron. This registration statement became effective on August 14, 2002. We will not receive any proceeds from the sale of any of these shares. As of September 28, 2002 Thermo Electron owned approximately 14% of our total outstanding common stock.

     On April 12, 2001 we announced that our Board of Directors authorized a stock repurchase program under which our common stock, with a market value up to $20 million, may be acquired in the open market or in privately negotiated transactions. During the third quarter of 2002, we completed our stock repurchase program. The number of shares purchased and the timing of purchases were based on several conditions, including the price of our common stock, general market conditions and other factors. During the nine months ended September 28, 2002, we repurchased 2,274,900 shares of our common stock on the open market for $18.3 million. From the inception of the program through September 28, 2002, we repurchased 2,467,600 shares of our common stock for $20.0 million. All repurchased common stock has been retired.

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

     On May 31, 2002, our shareholders approved an Employee Stock Purchase Plan, or the ESPP. The ESPP authorizes the issuance of up to 500,000 shares of common stock to participating employees. In addition, the ESPP provides for an annual increase of up to 250,000 shares in the total number of shares available for issuance under the ESPP on March 1 of each year. As of September 28, 2002, 689 of our employees would have been eligible to participate in the ESPP.

     The ESPP is being implemented through a series of six-month offering periods, the first of which commenced on the first trading day of November 2002. A participating employee may have up to 15% of their compensation withheld during an offering period. At the end of each offering period, the accumulated payroll deductions of each employee will be used to purchase shares at the purchase price for that offering period. The purchase price of the shares will be 85% of the lower of the fair market value of the shares on the first or the last day of that offering period.

     Because participation by employees in the ESPP will be voluntary, and is subject to certain eligibility requirements, we cannot determine the number of shares of common stock that will be purchased in the future by our employees as a group.

     In August 2002, an award of 50,000 shares of restricted stock was made to one of our executive officers under our 1997 Stock Option Plan. The stock award was valued at $328,000 and was recorded as deferred compensation to be amortized to expense over the restriction lapse period. As of September 28, 2002, none of the restrictions have lapsed for shares issued under this award.

9. Merger, Restructuring and Other Costs

     Merger, restructuring and other costs were recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Merger	$67	$505	$356	$4,813

Restructuring	(35)	190	503	1,027

Other	—	715	—	715

Total	$32	$1,410	$859	$6,555

     Merger Costs

     Merger costs recorded during the three and nine months ended September 28, 2002 consisted of executive waiver agreement expenses. Merger costs recorded during the three and nine-month periods ended September 29, 2001 consisted principally of employee severance, employee retention costs and outside consulting, accounting and legal expenses associated with the Merger.

     The following table reflects the activity in accrued merger costs for the three and nine-month periods ended September 28, 2002 and September 29, 2001 (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Accrued Merger Costs:

Beginning balance	$(63)	$1,062	$472	$1,708

Add:

Accruals pursuant to executive waiver agreement	67	213	337	533

Accruals pursuant to employee retention and severance agreements	—	228	—	2,825

Accruals of other merger costs	—	64	19	1,455

Less:

Payments pursuant to executive waiver agreement	—	—	(810)	—

Payments pursuant to employee retention and severance agreements	—	(729)	—	(4,533)

Payments of other merger costs	(7)	(817)	(21)	(1,967)

Ending balance	$(3)	$21	$(3)	$21

     In accordance with the executive waiver agreements, payments to the executives occurred at the one-year anniversary of the Merger, although the executives continued to be restricted from exercising some of their options and selling the related stock for an additional six months following the one-year anniversary date. The total expense related to the waiver agreements of $810,000 was amortized over the 18-month waiver period. As of September 28, 2002, the ending balance of accrued merger costs has been reclassified to prepaid expenses and other in the accompanying condensed consolidated balance sheet.

     Restructuring Costs

     From the inception of the Restructuring Plan in June 2001 through September 28, 2002, we have recorded $1.6 million of restructuring charges in accordance with EITF No. 94-3, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges represent estimated employee severance costs and stock option acceleration charges. Since the announcement of the Restructuring Plan in the second quarter of 2001, we have paid approximately $0.7 million in severance payments to 39 employees. The following is a summary of our accrued restructuring costs activity for the three-month and nine-month periods ended September 28, 2002 and September 29, 2001 (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Accrued Restructuring Costs:

Beginning balance	$839	$837	$863	$—

Employee severance accrual	18	126	404	963

Payments of employee severance	(123)	(132)	(533)	(132)

Ending balance	$734	$831	$734	$831

     In addition to the employee severance costs, estimated restructuring costs includes expense related to the acceleration of stock options granted to employees who will be terminated under the Restructuring Plan. The recording of such expense is subject to the timing of employee terminations, which have remained materially consistent with our initial estimates. In the three-month period ending September 28, 2002, the estimated expense was reduced by $53,000. In the nine-month period ending September 28, 2002 and the three and nine-month periods ending September 29, 2001, $99,000, $64,000 and $64,000, respectively, of stock option acceleration expense was recorded.

Other Costs

     Other costs of $0.7 million were incurred and paid in the third quarter of 2001 related to the events of September 11, 2001.

10. Income Taxes

     Our effective tax provision rate was 40% for both the three and nine-month periods ended September 28, 2002. For the three and nine-month periods ended September 29, 2001, our effective tax benefit rate was 25% and 3%, respectively. The effective tax benefit rate for 2002 differed from the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax benefit rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to our merger with TCA, including the write-off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses.

     At September 28, 2002 and December 29, 2001, we reported a net deferred tax liability of approximately $54.0 million and $58.6 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.

11. Net Loss Per Share

Basic and diluted earnings (loss) per share were calculated as follows:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	2002	2001	2002	2001

Net income (loss)	$237	$(2,968)	$(2,076)	$(88,252)

Weighted average number of common shares-basic	56,268	55,078	56,572	51,169

Dilutive effect of employee stock options	187	—	—	—

Weighted average number of common shares-diluted	$56,455	$55,078	$56,572	$51,169

Net earnings (loss) per common share-basic and diluted	$0.00	$(0.05)	$(0.04)	$(1.72)

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As a result of our net losses for the nine months ended September 28, 2002 and the three and nine months ended September 29, 2001, there is no difference between basic and diluted net loss per share. Options to purchase 687,752 shares of common stock for the nine-month period ended September 28, 2002 were not included in the computation of diluted net loss per share because the loss position in the period would have rendered the additional shares antidilutive. Options to purchase 5,817,961 shares of common stock for both of the three and nine-month periods ended September 29, 2001 were not included in the computations of diluted loss per share because the loss position in both periods would have rendered the additional shares antidilutive. In addition, the effect of assuming the conversion of our 4.75% subordinated convertible debentures, convertible at $37.62 per share, was excluded from the calculation of diluted net loss per share for the nine-month period ended September 28, 2002 and the nine-month period ended September 29, 2001 because the effects would be antidilutive.

12. Business Segment and Geographical Data

     We organize and manage our business by functional operating entities. Our functional entities operate in two segments: (1) Cardiovascular and (2) Other Medical Equipment. The 2001 condensed consolidated financial information presented herein includes the financial results of TCA’s Cardiovascular segment and Other Medical Equipment segment for the entire three and nine-month periods ended September 29, 2001 and the financial results of Thoratec’s Cardiovascular segment for only the post-merger period from February 14, 2001 through September 29, 2001.

     Business Segments (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Product sales:

Cardiovascular	$19,650	$19,027	$58,171	$48,253

Other Medical Equipment	11,455	9,639	33,608	30,110

Total product sales	$31,105	$28,666	$91,779	$78,363

Income (loss) before income taxes and extraordinary item:

Cardiovascular	$3,230	$1,112	$6,839	$(3,307)

Other Medical Equipment	2,482	1,695	6,761	5,826

Corporate (a)	(2,728)	(1,394)	(7,939)	(1,394)

Purchase accounting entries:(b)

Amortization of goodwill and purchased intangibles	(3,096)	(4,538)	(9,288)	(11,346)

In-process research and development	—	—	—	(76,858)

Merger, restructuring and other costs	(32)	(1,410)	(859)	(6,555)

Total operating loss	(144)	(4,535)	(4,486)	(93,634)

Interest and other income, net	536	547	1,537	2,282

Income (loss) before income taxes and extraordinary item	$392	$(3,988)	$(2,949)	$(91,352)

(a)	Represents primarily general and administrative expenses not specifically identified to any particular business segment.

(b)	Related to the Cardiovascular segment.

     Geographic Areas (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Product sales:

Domestic	$25,312	$23,832	$75,196	$62,365

Europe	3,992	2,729	10,639	8,946

All other international	1,801	2,105	5,944	7,052

Total international	5,793	4,834	16,583	15,998

Total	$31,105	$28,666	$91,779	$78,363

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

Overview

     We are a leading manufacturer of circulatory support products for use by patients with congestive heart failure, or CHF. According to the American Heart Association, 4.8 million patients in the United States suffer from CHF and an additional 550,000 patients are diagnosed with this disease annually. We were the first company to receive U.S. Food and Drug Administration, or FDA, approval to commercially market a ventricular assist device, or VAD, to treat patients with late-stage heart failure, which comprises approximately 5% of the CHF patient population. Our VADs are used primarily by these CHF patients to perform some or all of the pumping function of the heart and we currently offer the widest range of products to serve this market. We believe that our long-standing reputation for quality and innovation and our excellent relationships with leading cardiovascular surgeons worldwide position us to capture growth opportunities in the expanding congestive heart failure market. We also develop and sell products that are used by physicians and hospitals for vascular and diagnostic applications that include vascular grafts, blood coagulation testing and skin incision devices. We conduct business both domestically and internationally.

The Merger with Thermo Cardiosystems

     On February 14, 2001, we completed our Merger with Thermo Cardiosystems Inc., or TCA. Pursuant to the merger agreement between Thoratec and TCA dated October 3, 2000, Thoratec issued 32,226,074 new shares of our common stock to the shareholders of TCA in exchange for all the outstanding common stock of TCA (38,594,281 shares outstanding as of February 14, 2001) at an exchange ratio of 0.835 shares of our common stock for each share of TCA stock. Immediately following the transaction, TCA’s shareholders owned 59% of our then outstanding common stock and our former shareholders owned the remaining shares of our common stock. Thermo Electron Corporation, or Thermo Electron, the majority shareholder of TCA prior to the Merger, received 19,312,959 shares of the 32,226,074 newly issued shares. Immediately following the Merger, Thermo Electron owned 35% of our then outstanding common stock. Pursuant to the terms of a Registration Rights Agreement (“Registration Rights Agreement”) between us and Thermo Electron dated October 3, 2000, we filed a registration statement on Form S-3 with the SEC, which became effective on June 15, 2001, to register for resale 4,828,240 shares of the our common stock held by Thermo Electron. Subsequent to that filing, Thermo Electron sold substantially all of the registered shares. We filed another registration statement on Form S-3 with the SEC to register 1,055,000 newly issued shares of our common stock and to register for resale 5,945,000 shares of our common stock held by selling shareholders, of which 5,825,000 shares were held by Thermo Electron. This registration statement became effective on February 12, 2002 and all shares registered were sold on February 15, 2002. We received $15.4 million, net of underwriting fees and discounts and other issuance costs, from the sale of the 1,055,000 newly issued shares. In addition, the underwriters exercised a 30-day option to purchase from Thermo Electron 1,050,000 shares of our common stock to cover any over-

allotments. We received no proceeds from the sale of shares by selling shareholders or from the sale of the over-allotment shares. We filed another registration statement on Form S-3 with the SEC to register for resale 7,609,719 shares of our common stock held by Thermo Electron. This registration statement became effective on August 14, 2002. We will not receive any proceeds from the sale of any of these shares. As of September 28, 2002, Thermo Electron owned approximately 14% of our total outstanding common stock.

     The Merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of TCA owned the majority of our common stock after the Merger. TCA was deemed the acquiror for accounting and financial reporting purposes.

     Due to the nature of the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. As of September 28, 2002, approximately $308.2 million of the purchase price of $346.2 million has been allocated to goodwill and other purchased intangible assets. As a result of the Merger, $76.9 million relating to in-process research and development, or IPR&D, was expensed upon completion of the Merger. Current estimates and assumptions related to the valuation of IPR&D remain materially consistent with our initial estimates performed at the time of the Merger.

     Through the end of 2001, goodwill and other intangibles were amortized over their estimated useful lives of six to twenty years. Beginning in 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill and also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As such, at the beginning of 2002, we stopped amortizing goodwill and began testing goodwill for impairment under the new standard. In the second quarter of 2002, we completed our transitional goodwill impairment test as of December 30, 2001 and determined that no adjustment to the carrying value of goodwill was needed. If any future impairment occurs, such impairment could harm our future results of operations. The adoption of SFAS No. 142 will result in a decrease in goodwill amortization of approximately $5.0 million in 2002.

Restructuring Plan

     From the inception of the Restructuring Plan in June 2001 through September 28, 2002, we have recorded $1.6 million of restructuring charges in accordance with EITF No. 94-3, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges represent estimated employee severance costs and stock option acceleration charges. Since the announcement of the Restructuring Plan in the second quarter of 2001, we have paid approximately $0.7 million in severance payments to 39 employees.

Recent Events

     On November 6, 2002, we received FDA approval to market our HeartMate SNAP-VE left ventricular assist system for Destination Therapy, or permanent support for end-stage heart failure patients who are not eligible for heart transplants.

Results of Operations

Three months ended September 2002 and 2001

Product Sales

     Product sales in the third quarter of 2002 were $31.1 million compared to $28.7 million in the third quarter of 2001, an increase of approximately $2.4 million or 8%. This increase is attributable to increases in the domestic prices and the number of units sold both domestically and internationally of VAD products of $0.2 million, higher sales of graft products of $0.4 million, and higher sales of blood coagulation testing equipment and incision products of $1.8 million.

Gross Profit

     Gross profit was $18.1 million, representing approximately 58% of product sales, for the third quarter of 2002 compared to $15.1 million, representing approximately 53% of product sales, for the third quarter of 2001. The increase in gross profit percentage was primarily a result of higher average selling prices for VAD products, lower manufacturing variances as a percentage of total sales, lower merger related employee retention costs and an inventory write-off of the discontinued HeartMate pneumatic driver in the third quarter of 2001 of $0.4 million.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $9.1 million, or 29% of product sales, in the third quarter of 2002, from $8.3 million, or 29% of product sales, in the third quarter of 2001. Selling, general and administrative expenses were consistent as a percentage of sales from period to period due to higher costs associated with recently installed computer systems, higher insurance costs and increased promotional activities and costs to expand markets for our blood coagulation testing equipment and VADs.

Research and Development

     Research and development expenses increased to $5.9 million, or 19% of product sales, in the third quarter of 2002, from $5.3 million, or 18% of product sales, in the third quarter of 2001. This increase was attributable principally to higher spending on certain VAD development programs, partially offset by lower spending related to the REMATCH clinical trials.

Amortization of Goodwill and Purchased Intangible Assets

     Amortization of identified purchased intangible assets decreased to $3.1 million in the third quarter of 2002 from $3.3 million in the third quarter of 2001 primarily due to the reclassification of the intangible asset related to assembled workforce to goodwill as of the beginning of 2002. Intangible assets are being amortized over their estimated useful lives of eight to twenty years. We stopped amortizing goodwill at the beginning of fiscal year 2002 in accordance with SFAS No. 142. The adoption of SFAS No. 142 will result in a decrease in goodwill amortization of approximately $5.0 million in 2002 compared to 2001.

Merger, Restructuring and Other Costs

     Merger, restructuring and other costs in the third quarter of 2002 were $32,000, compared to $1.4 million in the third quarter of 2001. This decrease was due to a $0.5 million decrease in merger costs, principally related to lower employee retention costs and outside consulting, accounting, and legal expenses and a $0.7 million decrease in other costs, representing costs associated with the events of September 11, 2001.

Interest and Other Income — Net

     Interest and other income-net was constant at $0.5 million in both the third quarter of 2002 and the third quarter of 2001. This was principally due to reduced interest expense related to the subordinated convertible debentures as those debentures were redeemed in the first quarter 2002 and favorable exchange rate transaction gains, offset by a reduction in interest income caused by both lower cash and investment balances and lower interest rates.

Income Taxes

     Our effective tax provision rate was 40% for the three months ended September 28, 2002. For the three months ended September 29, 2001, our effective tax benefit rate was 25%. The effective tax rate for 2002 differed from the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to our Merger with TCA, including the amortization of goodwill and other nondeductible merger transaction expenses.

     At September 28, 2002 and December 29, 2001, we reported a net deferred tax liability of approximately $54.0 million and $58.6 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.

Nine months ended September 2002 and 2001

Product Sales

     Product sales in the first nine months of 2002 were $91.8 million compared to $78.4 million in first nine months of 2001, an increase of approximately $13.4 million or 17%. Product sales for the first nine months of 2001 included TCA’s sales for the full nine-month period of 2001 and Thoratec’s sales for the post-merger period from February 14, 2001 through September 29, 2001. Had Thoratec sales been included for the full nine-month period of 2001, the increase in sales would have been $9.9 million or 12%. The $13.4 million increase is primarily attributable to higher domestic sales of VAD products of $8.6 million, higher sales of graft products of $1.5 million, and higher sales of blood coagulation testing equipment and incision devices of $3.5 million.

Gross Profit

     Gross profit was $52.3 million, representing 57% of product sales for the first nine months of 2002 compared to $42.1 million, representing 54% of product sales for the first nine months of 2001. The increase in gross profit percentage was a result of higher average selling prices, lower merger-related employee retention costs and restructuring-related costs, and favorable foreign exchange rates.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $27.7 million, or 30%, of product sales in the first nine months of 2002 from $24.0 million, or 31% of product sales, in the first nine months of 2001. Selling, general, and administrative expenses for the first nine months of 2001 included TCA’s expenses for the full nine-month period and Thoratec’s expenses only for the post-merger period from February 14, 2001 through September 29, 2001. Had Thoratec’s selling, general and administrative expenses been included for the full nine-month period, these expenses would have increased by $2.1 million or 8%. Selling and marketing expenses increased as a result of promotional activities, new product introductions and costs to expand markets for our blood coagulation testing equipment and VADs.

Research and Development

     Research and development expenses increased to $18.9 million, or 21% of product sales, in the first nine months of 2002, from $17.0 million, or 22% of product sales, in the first nine months of 2001. Research and development expenses for the first nine months of 2001 included TCA’s expenses for the full nine-month period, and Thoratec expenses only for the post-merger period from February 14, 2001 through September 29, 2001. Had Thoratec’s research and development expenses been included for the full nine-month period, these expenses would have increased by $0.9 million, or 5%. This increase was attributable principally to higher spending on certain VAD development programs partially offset by lower spending related to the REMATCH clinical trials.

Amortization of Goodwill and Purchased Intangible Assets

     Amortization of identified purchased intangible assets was $9.3 million in the first nine months of 2002, as compared to $8.2 million in the first nine months of 2001. Amortization expense related to purchased intangible assets was higher in the first nine months of 2002 compared to the first nine months of 2001 due to 2002 having nine full months of amortization expense included compared to only seven and a half months of amortization in 2001. We have stopped amortizing goodwill at the beginning of fiscal year 2002 in accordance with SFAS No. 142. Amortization of goodwill was $1.2 million and $3.1 million in the first three and nine months of 2001, respectively.

In-process Research and Development Costs

     In-process research and development, or IPR&D, expense in the first nine months of 2001 was $76.9 million, and represents the one-time write-off of nonrecurring charges associated with our Merger for technology that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

Merger, Restructuring and Other Costs

     Merger, restructuring and other costs in the first nine months of 2002 were $0.9 million, compared to $6.6 million in the first nine months of 2001. This decrease was due to a $4.5 million decrease in merger costs, principally related to lower employee retention costs and outside consulting, accounting, and legal expenses and a decrease of $0.7 million in other costs, which consisted of costs related to the events of September 11, 2001.

     Interest and Other Income — Net

     Interest and other income-net was $1.5 million in the first nine months of 2002 compared to $2.3 million in the first nine months of 2001. This decrease was principally due to a reduction in interest income caused by both lower cash balances and lower interest rates, partially offset by reduced interest expense on the subordinated convertible debentures which were redeemed in the first quarter of 2002 and favorable exchange rate transaction gains.

Income Taxes

     Our effective tax provision rate was 40% for the nine months ended September 28, 2002. For the nine months ended September 29, 2001, our effective tax benefit rate was 3%. The effective tax rate for 2002 differed from the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax benefit rate for 2001 differed from the statutory federal income tax rate primarily due to the nondeductible nature of expenses related to our merger with TCA, including the write-off of in-process research and development costs, the amortization of goodwill and other nondeductible merger transaction expenses.

Extraordinary Item

     We completed the redemption of our outstanding subordinated debentures on March 11, 2002 using cash, restricted cash and cash equivalents. In the first nine months of 2002, we recorded an extraordinary loss of $0.3 million, net of a tax benefit of $0.2 million, related to the write-off of capitalized debt issuance costs, which were being amortized over the life of the debentures.

Liquidity and Capital Resources

     At September 28, 2002, we had working capital of $101.1 million compared with $135.9 million at December 29, 2001. Cash and cash equivalents at September 28, 2002 were $40.8 million compared to $91.7 million at December 29, 2001, a decrease of $50.9 million. This decrease was due principally to purchases of long-term investments of $34.3 million, the payment of $9.8 million towards the redemption of our outstanding subordinated debentures, which includes $0.8 million of accrued interest, and $18.3 million of stock repurchases. Additionally, capital expenditures of $5.5 million and increases in inventories of $13.0 million related primarily to the planned relocation of the Woburn manufacturing facility to Pleasanton and preparation for increasing sales, decreased cash balances during the period. These decreases were partially offset by $15.4 million of net proceeds received from the issuance of our common stock, and higher accounts receivable collections.

     The Statement of Cash Flows for the nine months ended September 29, 2001 was prepared by combining TCA’s balance sheet as of December 30, 2000 with Thoratec’s balance sheet as of the merger date of February 14, 2001, and comparing it to the consolidated balance sheet as of September 29, 2001, which included both entities.

     During the first nine months of 2002, $25,000 was provided by operations compared to $3.8 million of cash used in operations for the first nine months of 2001. Cash provided by operations includes collections on receivables, offset by $13.0 million of inventory purchases in anticipation of increasing sales and preparation for the relocation of the Woburn manufacturing operations to Pleasanton.

     During the first nine months of 2002, $48.7 million of cash was used in our investing activities compared to $26.8 million of cash used in the first nine months of 2001. During the first nine months of 2002, we purchased $34.3 million in short-term and long-term investments, $9.0 million of cash was used in the redemption of $54.8 million of convertible debentures, net of the reclassification of $45.9 million of restricted cash, and $5.5 million of cash was used for capital expenditures.

     During the first nine months of 2002, $2.3 million of cash was used in financing activities compared to $4.6 million of cash provided by financing activities in the first nine months of 2001. In the first nine months of 2002, cash was used to repurchase our common stock in the amount of $18.3 million, representing 2,275,000 shares, which were subsequently retired. This amount was partially offset by the issuance of common stock in an underwritten public stock offering of $15.4 million and $0.6 million received from exercises of stock options.

     We believe that our cash on-hand, short-term available-for-sale investments and expected cash flow from operations will be sufficient to fund our operations and capital requirements for the foreseeable future. We expect that our operating expenses will increase in future periods as we spend more on product manufacturing, marketing and research and development of new product lines as well as substantial costs associated with the consolidation of our VAD manufacturing operations.

     The impact of inflation on our financial position and results of operations was not significant during the three and nine-month periods ended September 2002 and September 2001.

Critical Accounting Policies

     We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and associated risks related to those policies on our business operations is discussed below and in our fiscal 2001 consolidated financial statements filed with the SEC in our annual report on Form 10-K.

     As of the beginning of fiscal year 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. We have completed our transitional goodwill impairment test as of December 30, 2001 and determined that no adjustment to the carrying value of the goodwill and purchased intangible assets was needed. On an ongoing basis, absent any impairment indicators, we expect to perform a goodwill impairment test as of the end of the third quarter during the fourth quarter of each year. We discontinued the amortization of goodwill effective as of the beginning of fiscal year 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Short-Term Investments

     Our exposure to market risk for changes in interest rates relates to our investment portfolio. The investment portfolio is made up of cash equivalent and marketable security investments in money market funds and debt instruments of government agencies and high quality corporate issuers. All investments are carried at market value and are treated as available-for-sale. All investments mature within two years or less from the date of purchase and are A-rated or higher. The holdings of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline which could result in a loss if we are forced to sell an investment before the scheduled maturity. The company does not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products. The employees report into our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates. The resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency balances (the result of foreign sales, foreign expenses, and intercompany transactions) in our wholly owned subsidiary in the United Kingdom at the period-end exchange rate into the functional currency of our subsidiary results in foreign currency exchange gains and losses. These foreign currency exchange gains and losses are included in interest and other income-net and were not material for the three and nine-month periods ended September 28, 2002 and September 29, 2001. Currently, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations. To date, we have not entered into any significant foreign currency hedging contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange, however, we are currently evaluating possible future use of such contracts and instruments.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: November 12, 2002	/s/ D. Keith Grossman D. Keith Grossman, Chief Executive Officer

Date: November 12, 2002	/s/ M. Wayne Boylston M. Wayne Boylston, Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER

I, D. Keith Grossman, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Thoratec Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ D. Keith Grossman D. Keith Grossman, Chief Executive Officer

CERTIFICATION
OF CHIEF FINANCIAL OFFICER

I, M. Wayne Boylston, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Thoratec Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ M. Wayne Boylston M. Wayne Boylston, Sr. Vice President, Chief Financial Officer