Form 10-K
period 2002-12-30
THORATEC CORP
filed 2003-03-20
CIK 350907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2) Yes ☒ No ☐

     The aggregate market value of the voting stock held by non-affiliates $419,362,221 computed by reference to the last sale reported of such stock on June 29, 2002 as listed on The Nasdaq National Stock Market.(1)

     As of March 11, 2003, registrant had 55,051,485 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Designated portion of Thoratec’s definitive proxy statement for its 2003 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

(1)	Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to cause the direction of the management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including the documents incorporated by reference in this Annual Report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may”, “hope” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	our ability to obtain and maintain regulatory approval of our products in the United States and internationally;

•	results and timing of our clinical trials;

•	reimbursement policies and decisions by government agencies and third party payors;

•	the other competing therapies that may currently, or in the future, be available to heart failure patients;

•	our plans to develop and market new products; and

•	our ability to improve our financial performance.

     Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and in other documents we file with the Securities and Exchange Commission. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

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

PART I

Item 1. Business

Overview

     We are a leading manufacturer of circulatory support products for use by patients with congestive heart failure, or CHF. According to the American Heart Association, 4.9 million patients in the United States suffer from CHF and an additional 550,000 patients are diagnosed with this disease annually. We were the first company to receive approval from the United States Food and Drug Administration, or FDA, to commercially market a ventricular assist device, or VAD, to treat patients with late-stage heart failure, which comprises approximately 5% to 10% of the CHF patient population. Our VADs are used primarily by these CHF patients to perform some or all of the pumping function of the heart and we currently offer the widest range of products to serve this market. We believe that our long-standing reputation for quality and innovation and our excellent relationships with leading cardiovascular surgeons worldwide position us to capture growth opportunities in the expanding congestive heart failure market.

     We develop and market products that are used by physicians and hospitals for cardiac assist, vascular and diagnostic applications. Our three types of products are:

•	Circulatory Support Products. Our circulatory support products include VADs for the short-term and long-term treatment of congestive heart failure. Our products address more indications than the products of any other cardiac assist device company.

•	Vascular Graft Products. We have developed small diameter grafts to address the vascular access and coronary bypass surgery markets. These grafts use our proprietary materials that are designed to improve performance. Our grafts are sold in the United States and internationally for use in hemodialysis patients and are currently in clinical trials for coronary artery bypass applications.

•	Blood Coagulation Testing and Skin Incision Devices. We have a leading market position for devices that monitor blood coagulation and perform blood-screening analysis for patients undergoing various surgical procedures. We also offer a family of single-use skin incision devices used to create a blood sample.

     Our VADs are regarded as the most versatile and widely used circulatory support systems for patients with late-stage CHF. We currently market devices that may be implanted or worn outside the body and that are suitable for treatments of different durations for patients of varying sizes and ages. We estimate that our VADs have treated almost 5,700 patients. Our devices are currently used primarily for patients awaiting a heart transplant or recovering from open heart surgery. On November 6, 2002, the FDA granted us approval to market our HeartMate SNAP-VE VAD an alternative to optimal medical management or maximum drug therapy, which we call destination therapy, for CHF patients who are not eligible for a heart transplant. We are also pursuing approval to use our VADs for therapeutic recovery to partially reverse the complications of late-stage heart failure in certain patients. Although it is difficult to estimate the size of this market, we believe that the patient population that could benefit from this use could be substantial. We submitted a Pre-Market Approval, or PMA, Supplement for the therapeutic recovery indication and expect to receive FDA approval in 2003.

     On February 14, 2001, we completed our merger with Thermo Cardiosystems, Inc, which we refer to as Thermo Cardiosystems or TCA, a Massachusetts-based manufacturer of cardiac assist, blood coagulation testing and skin incision devices, which we refer to as the Merger. As a result of the Merger, we substantially increased the size of our company and became a leading provider of circulatory support products worldwide. We now sell VADs to virtually every leading heart transplant center worldwide and we market three out of the four VADs approved by the FDA as a bridge to heart transplant. At the time of the Merger, we changed our name from Thoratec Laboratories Corporation to Thoratec Corporation. Immediately after the Merger the parent company of TCA, Thermo Electron Corporation, or Thermo Electron, owned approximately 35% of our outstanding stock. As of the date of this report, Thermo Electron owns approximately 14% of our total outstanding common stock.

Destination Therapy

     On November 6, 2002, the FDA granted us approval to market our HeartMate SNAP-VE VAD for destination therapy for CHF patients who are not eligible for a heart transplant. This approval marks the first time a VAD has been approved as a long-term, permanent treatment for end-stage congestive heart failure patients who do not qualify for heart transplantation due to age or extenuating health circumstances and who have a life expectancy of less than two years. While our HeartMate VAD has been used since 1998 as a bridge to heart transplantation, this new approval gives regulatory authority for the medical community’s expanded use of VADs.

     The FDA’s decision to approve the HeartMate SNAP-VE VAD for destination therapy was based on data from a clinical trial called REMATCH, or Randomized Evaluation of Mechanical Assistance for the Treatment of Congestive Heart Failure, which showed our HeartMate device nearly doubled and tripled survival over the drug therapy group at one and two years, respectively. The results of the trial were presented at the American Heart Association Scientific Sessions in November 2001 and the results were published in The New England Journal of Medicine.

     The REMATCH trial involved 129 late-stage CHF patients who, because of their ages or other diseases, were not eligible to receive one of the very limited supply of donor organs for heart transplantation. The study was independently coordinated by Columbia University at 21 prestigious transplant centers in the United States. The overall purpose of the study was to evaluate the efficacy, safety and cost effectiveness of our HeartMate VAD versus maximum drug therapy. The REMATCH publication provided a detailed evaluation of survivability, device safety and impact on patient quality of life.

     The Centers for Medicare & Medicaid Services, or CMS, created a new diagnosis-related group, which increased payment to hospitals for Medicare patients receiving a VAD by approximately 40 percent effective October 1, 2002. While VADs for destination therapy are not yet covered by Medicare, a request has been filed with CMS to expand Medicare coverage to include VADs that are used for destination therapy.

     Late in 2002, the Technology Evaluation Center, or TEC, of the Blue Cross and Blue Shield Association, or BCBSA, completed an assessment for use of VADs as destination therapy and determined that the use of VADs for patients with end-stage heart failure who are not eligible for heart transplantation meets its five criteria, including that the technology improves net health outcomes. The TEC provides rigorous evidence-based technology assessments to many health care insurance decision makers regarding diagnostics and therapeutic medical procedures and we believe it is another external validation of the use of VADs for destination therapy from a fully independent, third party reviewer. The TEC assessment criteria include the following:

•	The technology must have final approval from the appropriate governmental bodies;

•	The scientific evidence must permit conclusions concerning the effect of the technology on health outcomes;

•	The technology must improve the net health outcome;

•	The technology must be as beneficial as any established alternatives; and

•	The improvement must be attainable outside the investigational settings.

     The BCBSA TEC assessment is not binding on individual Blue Cross and Blue Shield plans, but in the first months of 2003 we have seen several plans update and expand their policies to recognize coverage for destination therapy.

     We filed a PMA Supplement with the FDA in November 2002 seeking approval to use our HeartMate XVE VAD for destination therapy. The HeartMate XVE, which is currently approved for use as a bridge to heart transplantation, is an enhancement to the HeartMate SNAP-VE, based in great part on the REMATCH trial, and was designed to reduce infection, improve durability and extend device life. We hope to have this approval in the first half of 2003.

     We believe that the destination therapy application for our HeartMate device represents a long-term market opportunity of up to 100,000 additional patients annually in the United States. For these patients, maximum drug therapy is currently the only treatment available and, even with drug therapy, the 12-month mortality rate for these patients is 75%. We believe that the HeartMate will provide a significant survival benefit for this patient population.

Other Recent Developments

     On March 12, 2003, a Medicare Coverage Advisory Committee (MCAC) voted favorably on two questions regarding Medicare coverage for the use of Left Ventricular Assist Devices (LVADs) for destination therapy. The two questions addressed by MCAC were:

•	Is the quality of the evidence adequate to draw conclusions about the net health outcomes in Medicare beneficiaries comparable to patients enrolled in the REMATCH trial who undergo LVAD implantation?

•	If the quality of the evidence is adequate, does it demonstrate any positive net health outcomes of LVADs compared to optimal medical management for these patients?

     MCACs are expert advisory panels often used by CMS to review new, leading-edge technology treatment options. The panel members voted that “the quality of the evidence was adequate to draw conclusions about the net health outcomes in Medicare beneficiaries comparable to patients enrolled in the REMATCH trial.” Furthermore having found the evidence was adequate, a majority of panel members voted that LVADs provide a “substantially more effective” net outcome for these patients, a ranking second only to “breakthrough technology” on of a list of eight possible rankings.

     The MCAC input will be considered by CMS and we believe that CMS will issue a national coverage decision in 2003. MCACs are advisory panels and final decisions regarding national coverage policies are made by CMS.

Our Strategy

     We are a leading developer and manufacturer of medical devices for the CHF, cardiac surgery and vascular graft markets. Our key strategies to maintain and expand this leadership position are to:

     Develop the Destination Therapy Market. We recently received approval from the FDA to market the HeartMate SNAP-VE VAD for destination therapy in the treatment of late-stage CHF patients who are not candidates for heart transplants. We estimate the market size for this indication could be up to 100,000 patients annually in the United States alone.

     Increase Cost Effectiveness of Our Products. While a recent study indicates that the cost of implanting a VAD is comparable with that of a heart, liver and other major organ transplant, cost remains a significant concern of our customers. In July 2002, four REMATCH investigators filed a formal request with CMS to expand Medicare coverage to include VADs that are used for destination therapy and in March 2003 the MCAC voted that the quality of the evidence presented to them was adequate to draw conclusions that LVADs provide a substantially more effective net outcome in Medicare beneficiaries comparable to patients enrolled in the REMATCH trial. We continue to support third party payors in assessing the technology of our products. Additionally, we are expanding our market education and training programs and we continue to implement improvements that enhance the performance of our products.

     Obtain Approval for New Indications or Uses for Our Products. We believe that there are currently 4.9 million patients in the United States with CHF and that some of these patients who are currently not using VADs can benefit from our products. We are in the process of obtaining FDA approvals to market our products for the following new indications:

•	Use of the HeartMate XVE for Destination Therapy. In November 2002, the FDA granted us approval to market our HeartMate SNAP-VE for destination therapy patients. Later that same month, we filed a PMA Supplement with the FDA seeking approval to use our HeartMate XVE for destination therapy. The HeartMate XVE is an enhancement to the HeartMate SNAP and was designed to reduce infection, improve durability and extend device life. We hope to have approval of this filing in the first half of 2003

•	Therapeutic recovery. We believe that the use of VADs may lead to recovery of the natural heart in certain patients. We have submitted a PMA Supplement for our Thoratec VAD for this indication and hope to receive approval in 2003. Although it is difficult to estimate the size of this market, we believe that the patient population that could benefit from this use could be substantial.

•	Home discharge for our TLC-II portable driver. We have submitted a PMA Supplement seeking home discharge approval for our TLC-II portable VAD driver. This small, lightweight device used to power the Thoratec VAD was approved in 2001 for use by patients in the hospital or short excursions away from the hospital. We believe that being able to offer patients increased mobility through home discharge will be a catalyst for increased use of the Thoratec VAD System by surgeons. We hope to have this approval in the first half of 2003.

     Increase Penetration of Existing Markets. We plan to treat a greater number and variety of patients within our current customer base. To accomplish this, we are leveraging our existing relationships with leading cardiac surgeons and hospitals and utilizing our existing sales channels to gain acceptance and adoption of our products.

     Offer a Broad Range of Products. We believe that our broad and diverse product offering is an important competitive advantage because it allows us to address the various preferences of surgeons and the clinical needs of a wide variety of patients, as well as the economic needs and concerns of third party payors. An important part of our growth strategy is to further broaden our product line to meet customer needs by developing new products internally or acquiring or licensing new products. We intend to further develop a number of new or improved products including next generation versions of both our HeartMate and Thoratec VADs.

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

     Increase Our Presence in the Heart Failure and Cardiovascular Disease Markets. In addition to increasing our presence in the heart failure and cardiovascular disease markets through internal growth, we will also be evaluating strategic alliances, joint ventures and related business development opportunities to achieve this objective.

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

     According to the American Heart Association, or the AHA, there are 4.9 million CHF patients in the United States and approximately 550,000 new cases are diagnosed each year. The AHA also estimates that approximately 70% of CHF patients under age 65 will die within eight years. We believe that the number of patients suffering from CHF who could benefit from some form of cardiac assist could be over 200,000 annually. While the number of treatment options for CHF has increased in recent years, the use of medication remains the most widely used approach for treatment of the disease. These drug therapies include ACE inhibitors, anti-coagulants and beta-blockers, which facilitate blood flow, thin the blood or help the heart work in a more efficient manner. Other procedures used to treat CHF include angioplasty, biventricular pacing, valve replacement, bypass and left ventricular reduction surgery.

     Despite attempts to manage CHF through drug therapy, there is currently only one curative treatment for the disease — a heart transplant. Unfortunately, the number of hearts available for transplant each year can meet the needs of only a small number of the patients who need a heart transplant. The United Network for Organ Sharing reported that there were only 2,275 hearts available for transplant in the United States in 2001. At any given time, there are approximately 4,000 patients on the U.S. national transplant waiting list and we believe a comparable number of patients are waiting in Europe. The median wait for a donor heart by patients on a heart transplant waiting list is approximately nine months, and many patients have to wait as long as one to two years before receiving one of the few donor hearts available. In 2001, approximately 15% of such patients died while waiting for a donor heart.

     In the United States, there are currently two FDA-approved indications for the use of VADs in patients with CHF — as a bridge to heart transplant and as destination therapy. We are currently pursuing one additional indication for our VAD products — for therapeutic recovery of the heart. If approved, this additional indication will represent larger market opportunities than the current indications. Beyond the CHF markets, VADs are also approved for use during recovery following cardiac surgery. All four indications are summarized below.

Bridge to Transplant

     Ventricular assist devices provide additional cardiac support for patients who are in late-stage heart failure waiting for a donor heart. Of the approximately 4,000 patients on the waiting list for a heart transplant in the United States, we estimate that approximately 25% will receive a VAD.

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

Destination Therapy

     On November 6, 2002, we received approval to market the HeartMate SNAP-VE VAD for destination therapy for patients with late-stage CHF who are not candidates for heart transplantation due to other degenerative illnesses or advanced age. We believe that the success in transitioning this market from maximum drug therapy to VADs is dependent on the development of VADs, like our HeartMate, with substantial longevities and proof of clinical efficacy.

     This is the first VAD approved for destination therapy for patients suffering from late-stage CHF and we believe that the destination therapy application for our HeartMate device represents a market opportunity of up to 100,000 additional patients annually in the United States alone, which would represent a significant increase over our existing customer base.

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

     While this therapeutic recovery indication is not yet approved for our devices, we are actively investigating the worldwide experience with our VAD systems as a means of therapeutic recovery and the requirements for pursuing regulatory approval for this indication. Although it is not certain how many patients with CHF could benefit from this indication, based upon the percentage of patients with late-stage CHF, we believe that the patient population could be substantial. We submitted a PMA Supplement to the FDA in December 2000 and submitted additional information in a PMA amendment in January 2003. We hope to receive approval to market our product for this indication in the United States in 2003. We are also formulating a regulatory and clinical strategy for non-U.S. markets.

Recovery Following Cardiac Surgery

     In addition to CHF, our devices are also used for patients who suffer from acute cardiac failure and undergo cardiac surgery. Following cardiac surgery, some patients have difficulty being weaned off heart/lung machines — a complication that arises in approximately one percent of the more than 900,000 open-heart procedures performed each year. Many of these patients ultimately die from heart failure when the heart, weakened by disease and the additional trauma of surgery, fails to maintain adequate blood circulation. We believe that only a small portion of this market is currently being treated with VADs and this patient population could benefit substantially from further awareness and use of our VADs in this market.

Other Markets

     In addition to the circulatory support market, we sell other devices including those that address the vascular access graft market. Our vascular grafts program has developed the Aria graft for patients undergoing Coronary Artery Bypass Graft, or CABG, surgery who have too few and/or poor quality vessels of their own to use for the procedure. The Aria is currently in clinical trials. We have also developed and are marketing the Vectra Vascular Access Graft, or Vectra, for patients undergoing renal hemodialysis.

     We believe that the market opportunity for the Aria could be significant given the patient trauma and costs associated with the harvesting of native vessels in those patients who undergo CABG surgery. Industry sources estimate that this market could be approximately 180,000 patients each year. Our Vectra product targets the estimated over $120 million hemodialysis graft market.

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

The Thoratec VAD

     The Thoratec VAD has been FDA-approved since 1995 and has treated over 2,100 patients worldwide. The Thoratec VAD is a paracorporeal device that remains outside of the body. The product is less invasive than implantable VADs since only the cannulae must be implanted. The paracorporeal nature of the Thoratec VAD has several positive consequences including relatively shorter and less invasive implantation times (approximately two hours) and the ability to use the device in smaller patients.

     A pneumatic power source drives our VAD. It is designed for intermediate duration use of a few weeks to several months, though this device has supported numerous patients for six to eighteen months. Offering left, right or biventricular support, the Thoratec VAD is the only biventricular support system approved for use as a bridge to transplant. This characteristic is significant since 15% to 20% of bridge to transplant patients require right-sided ventricular assist. The Thoratec VAD is also the only device approved for both bridge to transplant and recovery following cardiac surgery. We submitted a PMA Supplement in December 2000 for a therapeutic recovery indication, which we expect to receive by the end of 2003. The Thoratec VAD is made with our proprietary biomaterial, Thoralon, which may reduce clotting.

     Ambulation with most paracorporeal VADs is possible, but very limited because of the large size of the typical drive console. In order to improve patient mobility, we developed the TLC-II, a small portable driver, which increases portability and ambulation options. The portable driver was approved in the United States in June 2001 for use in off-site excursions and is in clinical trials for a home discharge indication. The TLC-II has been approved for use in Europe since 1998.

The HeartMate

     The HeartMate has been used to treat almost 3,600 patients worldwide. There are currently two versions of the HeartMate available on the market with different sources of power. The pneumatic-powered version of the HeartMate, called the HeartMate IP, was approved in the United States in 1994 and was the first FDA-approved cardiac assist device for bridge to transplantation. The electric HeartMate, called the HeartMate VE, received FDA approval in September 1998. Currently, the electric version accounts for over 90% of our total HeartMate sales and we recently introduced a number of enhancements to the HeartMate, which have been approved by the FDA. Compared with the Thoratec VAD, the HeartMate is designed for longer duration use of several months to up to two or three years. The HeartMate offers only left ventricular support. This device is currently approved for the bridge to transplant indication and for home discharge and, most recently, for destination therapy for patients who are not eligible for a heart transplant.

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

     In February 2001, we received a conditional IDE approval to commence an IVAD clinical trial in the United States. The study will evaluate approximately 30 patients in up to 10 centers. We plan to submit a PMA Supplement to the FDA by the end of 2003, and expect approval in the first half of 2004.

     An IVAD clinical trial was also conducted in Europe in 2002. This trial has concluded and the results have been submitted to European authorities. We hope to receive authorization to CE Mark the IVAD in the first half of 2003, thus allowing us to market and distribute the IVAD in the European Union.

HeartMate II and HeartMate III

     HeartMate II, the next-generation HeartMate device, is being designed for use in many types of patients and indications, including for destination therapy. HeartMate II is a small implantable electrically powered device that weighs only 12 ounces and is approximately 1.5 inches wide and 3 inches long. The small size of the device is made possible by a continuous axial flow mechanism, as compared with the pulsatile flow of other currently marketed products. The device is also designed to be quieter than currently marketed products. The pump speed can be controlled manually or by a proprietary automatic mode, which regulates pumping activity based on the demands of the body. We believe this will be a competitive advantage since most competitive axial pumps currently in development must be manually adjusted. The anticipated longevity of the device is expected to be five to seven years.

     The first HeartMate II was implanted in Israel in 2000 and the first European implant occurred in April 2001. We filed for a U.S. IDE in August 2001. Early clinical results led to several design and software enhancements. We are preparing to restart clinical trials in the United States and Europe in the first half of 2003.

     In addition, we are developing our third generation device, the HeartMate III. The HeartMate III is a centrifugal flow pump that employs a magnetically levitated rotor that eliminates wear from touching parts. No bearings are present and the device is completely encased in titanium. The anticipated longevity of the device is 10 to 20 years. Final designs to system components are being finalized and preclinical studies are being performed to ready the device for clinical evaluation.

Vascular Graft Products

     We are developing small diameter vascular graft products intended initially to address the vascular access and CABG markets. Both products utilize our proprietary Thoralon biomaterial, and are protected by several U.S. and foreign patents covering the material and the structure of the graft products, as well as several foreign patents covering aspects of the manufacturing processes used to make the products. We believe that our vascular grafts are highly compliant, have excellent handling and suturing properties and have the “feel” of a natural blood vessel. Our manufacturing process creates a structure in which the three different layers in the graft wall have different properties, which make the graft closely resemble natural blood vessels. The inner textured layer is designed for contact with blood and provides improved resistance to blood clots. The solid middle layer gives the graft its strength and self-sealing properties. The outer textured layer is designed to promote tissue ingrowth and to contain the reinforcing fibers for kink resistance.

Aria Coronary Artery Bypass Graft

     We are developing a small diameter graft for use in coronary artery bypass surgery patients who have too few or no suitable vessels of their own. The most unique aspect of the Aria is that it offers an off-the-shelf alternative to current natural vessel harvesting, which may prove to reduce the need for additional surgery and thus reduce the complications associated with such additional surgery. We believe that to date no other company has developed and clinically tested a suitable small diameter graft which has remained patent over long periods of time when used in this critical application.

     We received FDA approval for a Phase I IDE study of the Aria graft in May 2000. This study was designed to evaluate the Aria graft in patients with inadequate autologous vessels to complete revascularization. The Phase I results, based on 19 patients enrolled across the six centers, were submitted to the FDA in September 2001 and we requested approval to begin the pivotal Phase II. In June 2002, the FDA granted approval for conducting the Phase II clinical trial at 20 centers for up to 162 patients. However, implementation of the clinical trial is pending the receipt of results from a separate pilot study being conducted in Europe. In this study, a new anastomotic technique is being tested, which is designed to improve surgical efficiencies and yield acceptable patency outcomes. Early patency results are expected to be available for analysis by the end of 2003.

Vectra Vascular Access Graft

     The Vectra vascular access graft was approved for sale in the United States in December 2000 and in Europe in January 1998. It is designed for use as a shunt between an artery and a vein, primarily to provide access to the bloodstream for renal hemodialysis patients requiring frequent needle punctures during treatment. Other currently available vascular access grafts are commonly made out of ePTFE, which can lose integrity after repeated punctures and require a three to six week healing period between implantation and the initiation of dialysis treatment. We believe that the Vectra may provide significant advantages over existing synthetic vascular access grafts that may encourage its use by surgeons who are currently using natural vessels for vascular access. We currently sell Vectra through the Bard Peripheral Vascular division of C.R. Bard Corporation, which we refer to as Bard, in the United States, Europe and selected countries in Scandinavia, the Middle East and Northern Africa and through Goodman Co. Ltd. in Japan.

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

     The ProTime Microcoagulation System is designed to allow testing for patients who take the blood-thinning drug Warfarin (or Coumadin, the trade name). The system consists of a hand-held instrument, a five-channel cuvette and a finger incision device. These tests are performed in a doctor’s office, clinic or by the patients at home.

     We also manufacture a family of single-use skin incision devices for drawing blood from adults, children and infants. Each employs a patented skin incision technology to provide a standardized surgical incision.

Sales and Marketing

     We operate in the following business segments: Cardiovascular Products and ITC. Cardiovascular Products include our circulatory support products and vascular graft products. ITC includes our blood coagulation testing and skin incision devices.

Circulatory Support Products

     The potential customers for our circulatory support products are hospitals that perform open heart surgery procedures and heart transplants. We estimate that 130 of the approximately 900 hospitals in the United States that perform open-heart surgery also perform heart transplants. We actively are marketing to these 130 heart transplant hospitals and large cardiac surgery centers in addition to the approximately 100 heart transplant hospitals in Europe.

     We have recruited and trained a direct sales force that, as of December 28, 2002, was comprised of 20 experienced cardiovascular sales specialists to sell our circulatory support systems in the United States, Canada, France, Germany, Spain, United Kingdom, Austria, Switzerland, Netherlands, Portugal and South Africa.

     The sales effort is complemented by 12 direct clinical specialists that conduct clinical educational seminars, assist with a new open-heart center’s first VAD implant and resolve clinical questions or issues. We also partner with universities, experienced clinicians and opinion leaders to assist with expanding clinical educational needs. The sales team focuses on cardiac surgeons that perform heart transplantation, perfusionists and the transplant nursing staff. In addition to our direct selling effort, we have established a network of international distributors who cover those markets that represent the majority of VAD potential. We employ sales and marketing tactics commonly found within the cardiovascular device market such as direct mail, clinical education seminars, symposia, equipment purchase and lease programs and journal advertisement. We have also assembled a Medical Advisory Board consisting of opinion leaders who provide clinical input and direction on product development, marketing and market issues.

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

     The introduction of a VAD system in a new hospital or other medical institution requires that the surgical and clinical support personnel possess certain expertise to use our products. For our customers that do not already have this expertise, we provide initial training for the surgical and clinical support teams generally after delivery of one of our VAD products. As many of our customers already possess sufficient experience and expertise to use our products, training is provided as a best practice to optimize the use and success of our products. In addition, a variety of training materials accompany the initial delivery of our VAD products including instructions for use, patient management manuals and assorted videos. As a follow-up to the initial training, we provide clinical support at the first implant whenever possible. We also provide 24-hour access to clinically trained personnel. Our sales force also helps customers understand and manage reimbursement from third-party payors.

Vascular Graft Products

     We market the Vectra through Bard in the United States, Europe and selected countries in Scandinavia, the Middle East and Northern Africa and through Goodman Co. Ltd. in Japan. We intend to market the Aria CABG device through our direct sales force in the United States and Europe and potentially through distributors in other international markets.

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

Blood Coagulation Testing and Skin Incision Devices

     ITC maintains a direct sales staff of 32 in the United States who sell to hospitals as well as to third party dealers and distributors including Cardinal Healthcare. Outside of the United States, ITC has two salespeople selling principally to third-party dealers.

Manufacturing

     We manufacture our products at the following facilities:

•	The Thoratec VAD systems are manufactured at our facility in Pleasanton, California. This facility has been inspected, approved and licensed by the FDA and the State of California Department of Health Services, Food and Drug Section for the manufacture of medical devices and has received the International Standards Organization (ISO) 9001 certification. Our manufacturing processes for the Thoratec VAD system consist of the assembly of standard and custom component parts, including blood-contacting components fabricated from our proprietary biomaterials and the testing of completed products. We rely on single sources of supply for several components of the Thoratec VAD system. We are aware of alternative suppliers for all single-sourced items.

•	HeartMate devices are manufactured in Woburn, Massachusetts. We have recently completed moving portions of this facility, including all manufacturing, to our facility in Pleasanton, California. We hope to receive approval from the FDA to begin manufacturing HeartMate devices in Pleasanton in the first half of 2003. We will continue performing some marketing, research and development, clinical affairs and administrative functions at the Woburn facility.

•	All blood coagulation testing and skin incision devices are manufactured in Edison, New Jersey, with the exception of the ProTime instrument, which is manufactured in Asia through a third party contract manufacturer. The New Jersey facilities have been inspected, approved and licensed by the FDA and the State of New Jersey and have received the ISO 9001 certification. Our manufacturing processes for the blood coagulation instruments and reagents and disposable skin incision devices consist of the manufacture and assembly of standard and custom component parts and the testing of completed products. We rely on single sources of supply for some components and we manufacture some components of the skin incision devices ourselves. We are aware of alternative suppliers for all single-sourced items. In addition, these facilities maintain ISO9001, EN ISO 13485 and Canadian (CMDCAS) ISO certifications.

Patents and Proprietary Rights

     We seek to patent certain aspects of our technology. We hold, or have exclusive rights to, several U.S. and foreign patents. Except for the patents mentioned below, the Thoratec VAD system is not protected by any patents other than one patent pertaining to the TLC-II. We do not believe that this lack of patent protection will have a material adverse effect on our ability to sell the Thoratec VAD system because of the lengthy regulatory period required to obtain approval of a VAD. We are not aware of any VADs that are based on our product design currently approved by the FDA or undergoing clinical trials. Several patents cover aspects of our HeartMate line of products.

     Our patents relating to blood coagulation and skin incision devices are assigned to ITC. We own or hold rights in the remainder of the U.S. patents by virtue of the Merger between Thoratec and Thermo Cardiosystems, which resulted in the transfer of the ownership of the TCA patents to Thoratec.

     Several patents cover aspects of our proprietary biomaterials technology, some of which were sold to TH Goldschmidt AG, a German chemical manufacturer, in 1989, but we have retained worldwide, royalty-free, exclusive rights to these patents for most medical applications. The patent license from Goldschmidt will remain in effect for the duration of the patents sold to Goldschmidt and includes medical uses that we expect are necessary for our business as now conducted or as proposed to be conducted in the future. For example, the medical applications include blood pumps, artificial hearts and cardiac assist devices of all kinds, cardiovascular products, including heart valves and prosthetic blood vessels and cannulae and blood tubing of all kinds. Aspects of our vascular graft products are covered by patents covering materials, graft structure, and, in some foreign countries, manufacturing processes used to make the graft products. Aspects of our blood coagulation and skin incision device products are covered by patents directed to blood coagulation testing equipment and methods, and to skin incision devices and methods of manufacturing such devices. The duration of some of our patents on our HeartMate products range from 13 to 14 years, on our biomaterials from 1 to 7 years, on our grafts from 2 months to 2 years and on our blood coagulation and skin incision device products from 2 to 16 years. During the term of our patents, we have the right to prevent third parties from manufacturing, marketing or distributing products that infringe upon our patents.

     In addition, we hold several patents on the HeartMate II axial blood flow pump and transcutaneous energy transmission technology, the duration of which range from 9 to 17 years. In August 1998, we obtained a license to incorporate technology developed by Sulzer Electronics Ltd. into the HeartMate III. HeartMate III is a miniature centrifugal pump featuring a magnetically levitated rotor with a bearingless motor that has been developed by Levitronix GmbH. The license from Sulzer gives us the exclusive right to use in our HeartMate products technology protected by several U.S. and foreign patents covering implantable bearingless motors for the duration of those patents, subject to our payment of royalties. In December 2000, we were informed by Sulzer Electronics that Sulzer had sold all of their business in the bearingless motor and magnetic bearing fields to Levitronix and had assigned the agreements between Sulzer and us to Levitronix. The license remains in full force and effect.

     The validity of any of our patents may be challenged by others, and we could encounter legal and financial difficulties in enforcing our patent rights against alleged infringements. In addition, others could develop technologies that avoid infringement of our patents or obtain patents, which would render our patents obsolete. Although we do not believe patents are the sole determinant in the commercial success of our products, the loss of a significant percentage of our patents or the patents relating to our products could seriously harm our business.

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

Competition

     Principal competitors of our VAD systems include:

•	World Heart Corporation, which manufactures and markets an implantable left ventricular assist device approved only for bridge to heart transplant in the United States;

•	ABIOMED, Inc., which manufactures and markets a biventricular assist device approved only for temporary circulatory support of patients in post-heart surgery shock and other recovery indications in the United States; and

•	MicroMed Technology, Inc., which manufactures and markets an axial-flow implantable left ventricular assist device in Europe and has begun a phase III pivotal clinical trial in the United States.

     We believe that the principal competitive factors in the circulatory support market are patient outcomes, product performance, size and portability, quality, cost-effectiveness and customer service. We believe that our principal competitive advantages are:

•	our ability to provide left, right or biventricular support;

•	our ability to provide short-term or long-term circulatory support;

•	the lowest known rate of stroke for patients using ventricular support;

•	our ability to provide implantable or paracorporeal VAD placement;

•	our ability to provide support in the hospital or in the home;

•	our ability to provide support to a greater range of patients as a result of the smaller size and placement of the paracorporeal system outside the body;

•	the greater range of cannulation options available;

•	the quality of our biomaterials;

•	a wider range of indications served by our products;

•	the availability and quality of service and field support; and

•	our ability to offer numerous products from one company.

     Although we believe that these attributes of our VAD systems offer certain advantages over existing ventricular assist devices, we expect our current competitors to defend their market positions vigorously.

     Our principal competitors in the vascular access graft market are W.L. Gore, Inc., C.R. Bard and Boston Scientific Corporation, who manufacture and market ePTFE grafts worldwide. Smaller competitors include Atrium Medical Inc. who manufactures and markets an ePTFE vascular graft.

     ITC’s principal competitor for the HEMOCHRON coagulation monitoring instruments, used in the operating room and in cardiac catheterization, is the Cardiac Surgery Division of Metronic, Inc., which markets the HemoTec product line. Roche Holding AG competes with the ProTime product with a blood coagulation monitor that is marketed to clinics and also is used for patient self-testing. There are also several new competitors that have recently entered the blood coagulation monitoring market. ITC’s products compete primarily on the basis of reputation, utility, and price.

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

U.S. Regulations

     In the United States, the FDA regulates the design, manufacture, distribution and promotion of medical devices pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, or the FDA Act and Regulations. Our VAD systems, blood coagulation testing devices, skin incision devices, and Aria and Vectra graft products are regulated as medical devices. To obtain FDA approval to market VADs similar to those under development, the FDA requires proof of safety and efficacy in human clinical trials performed under an IDE. An IDE application must contain preclinical test data supporting the safety of the product for human investigational use, information on manufacturing processes and procedures, proposed clinical protocols and other information. If the IDE application is accepted, human clinical trials may begin. The trials must be conducted in compliance with FDA regulations and with the approval of one or more institutional review boards. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of either a PMA application or a 510(k) premarket notification. Premarket approval from the FDA is required before commercial distribution of devices similar to those under development by us is permitted in the United States.

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

     The approval process for each of our products is expensive and time consuming and we cannot assure you that any regulatory agency will grant its approval. Our inability to obtain, or delays in obtaining, such approval would adversely affect our ability to commence marketing our products. We cannot assure you that we will have sufficient resources to complete the required testing and regulatory review processes. Furthermore, we are unable to predict the extent of adverse governmental regulation which might arise from future U.S. or foreign legislative or administrative action. On October 26, 2002, the FDA signed into law the The Medical Device User Fee and Modernization Act of 2002 (MDUFMA). This law amends the FDA Act and Regulations to provide, among other things, the ability for the FDA to impose user fees for medical device reviews. Our activities require that we make many filings with the FDA that will now be subject to this new fee structure. Although the precise amount of fees that we will incur each year will be dependent upon the specific quantity and nature of our filings, such fees could amount to hundreds of thousands of dollars per year.

     In addition, any products distributed pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. Products must be manufactured in registered establishments and must be manufactured in accordance with Quality System Regulations and adverse events must be reported to the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The failure to comply with the FDA’s regulations can result in enforcement action, including seizure, injunction, prosecution, civil penalties, recall and suspension of FDA approval. The export of devices is also subject to regulation in certain instances.

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

     In order to be positioned for access to European and other international markets, we sought and obtained certification under the ISO 9000 Series of Standards. ISO 9000 is a set of integrated requirements, which when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national bodies, founded in Geneva, Switzerland in 1947. ISO has over 90 member countries. ISO certification is widely regarded as essential to enter Western European markets. We obtained certification and were registered as an ISO 9002 compliant company in January 1995. Commencing in mid-1998, all companies are required to obtain CE Marks for medical devices sold or distributed in the European Union. The CE Mark is an international symbol of quality. With it, medical devices can be distributed within the European Union, which is comprised of 15 European countries representing a population of over 377 million people. A prerequisite for obtaining authority to CE Mark products is to achieve full quality system certification in accordance with ISO 9001 and EN 46001. These are quality standards that cover design, production, installation and servicing of medical devices. We have our ISO 9001 and EN 46001 certification and authority to CE Mark all VAD systems, including the HeartMate, blood coagulation testing and skin incision devices and the Vectra graft. We are also certified to be in compliance with the requirements of the European Medical Device Directive, another prerequisite for applying the CE Mark. In early 2003, we expect to receive additional certification under the Canadian Medical Device Regulations (CMDRs) for our Pleasanton manufacturing facility, which is required effective January 1, 2003 to sell medical devices in Canada. We also maintain certification of our implantable devices such as the HeartMate under the Active Implantable Medical Device Directive (AIMDD) and anticipate receiving AIMDD certification for the Thoratec IVAD in the first half of 2003. AIMDD certification is required to sell these products in Europe. Effective the end of 2003, our diagnostic equipment manufactured by ITC will be subject to In Vitro Diagnostic Directives (IVDD). Certification to the IVDD is required to sell these products in Europe and we anticipate receiving IVDD certification in 2003. Finally, as international standards evolve, we will be subject to the certification requirements of ISO 13485. This is not only a requirement by Canadian law, it is also the direction the international standards are moving in as the 2003 version of ISO 13485 will satisfy the requirements for medical devices in place of both ISO 9001 and EN 46001.

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

Third Party Reimbursement and Cost Containment

     Our products are purchased primarily by hospitals and other users, which then bill various third party payors for the services provided to the patients. These payors, which include CMS, private health insurance companies and managed care organizations, reimburse part or all of the reasonable costs and fees associated with these devices and the procedures performed with these devices.

     Third party payors are increasingly challenging the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application. To date, some private insurers and CMS have determined to reimburse some or all of the costs associated with our VAD systems. Changes in reimbursement, policies and practices of third party payors could seriously harm sales of our products.

     CMS created a new diagnosis-related group, which increased payment to hospitals for Medicare patients receiving a VAD by approximately 40 percent effective October 1, 2002. While VADs for destination therapy are not yet covered by Medicare, a formal request has been filed with CMS to expand Medicare coverage to include VADs that are used as long-term destination therapy.

     Late in 2002, the TEC of the BCBSA completed an assessment for use of VADs as destination therapy and determined that the use of VADs for patients with end-stage heart failure who are not eligible for heart transplantation meets its five criteria, including that the technology improves net health outcomes. The TEC provides rigorous evidence-based technology assessments to many health care insurance decision makers regarding diagnostics and therapeutic medical procedures. We believe it is another external validation of the use of VADs for destination therapy from a fully independent, third party reviewer. The TEC assessment criteria include the following:

•	The technology must have final approval from the appropriate governmental bodies;

•	The scientific evidence must permit conclusions concerning the effect of the technology on health outcomes;

•	The technology must improve the net health outcome;

•	The technology must be as beneficial as any established alternatives; and

•	The improvement must be attainable outside the investigational settings.

     The BCBSA TEC assessment is not binding on individual Blue Cross and Blue Shield plans, but in the first months of 2003 we have seen several plans update and expand their policies to recognize coverage for destination therapy.

     In March 2003, an MCAC voted favorably on two questions regarding Medicare coverage for the use of LVADs for destination therapy. The two questions addressed by MCAC were:

•	Is the quality of the evidence adequate to draw conclusions about the net health outcomes in Medicare beneficiaries comparable to patients enrolled in the REMATCH trial who undergo LVAD implantation?

•	If the quality of the evidence is adequate, does it demonstrate any positive net health outcomes of LVADs compared to optimal medical management for these patients?

     MCACs are expert advisory panels often used by CMS to review new, leading-edge technology treatment options. The panel members voted that “the quality of the evidence was adequate to draw conclusions about the net health outcomes in Medicare beneficiaries comparable to patients enrolled in the REMATCH trial.” Furthermore having found the evidence was adequate, a majority of panel members voted that LVADs provide a “substantially more effective” net outcome for these patients, a ranking second only to “breakthrough technology” on a list of eight possible rankings.

     The MCAC input will be considered by CMS and we believe that CMS will issue a national coverage decision in 2003. MCACs are advisory panels and final decisions regarding national coverage policies are made by CMS.

Employees

     As of December 28, 2002, we had 699 full-time employees, 301 of whom worked in manufacturing, 100 in engineering, 86 in quality control and regulatory affairs, 109 in marketing and sales support, 46 in administration and finance and 57 in other support functions, including human resources, management information systems, purchasing and facilities. Out of our total full-time employees, 684 are employed in the United States and 15 are employed in the United Kingdom and other European countries. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Research and Development

     Thoratec’s research and development expenses in 2002, 2001 and 2000 were $25.3 million, $22.1 million and $16.2 million, respectively.

Additional Information

     You can find additional information about Thoratec on our website at http://www.thoratec.com. We make filings of our periodic reports to the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments to those reports, available free of charge on our website as soon as reasonably practicable following electronic filing of those reports with the SEC.

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

We have a history of net losses, and we may not maintain profitability.

     We were founded in 1976 and we have a history of incurring losses from operations. As of December 28, 2002, our accumulated deficit was approximately $32.4 million. We anticipate that our expenses will increase as a result of increased preclinical and clinical testing, research and development and selling, general and administrative expenses. We could also incur significant additional costs in connection with our business development activities and the development and marketing of new products and indicated uses for our existing products. Such costs could prevent us from achieving or maintaining profitability in future periods.

Since our physician and hospital customers depend on third party reimbursement, if third party payors fail to provide appropriate levels of reimbursement for our products, our operations will be harmed.

     Significant uncertainty exists as to the reimbursement status of newly-approved health care products such as VADs and vascular grafts. Government and other third party payors are increasingly attempting to contain health care costs. Payors are attempting to contain costs by, for example, limiting coverage and the level of reimbursement of new therapeutic products. Payors are also attempting to contain costs by refusing, in some cases, to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval.

     To date, a majority of private insurers that we have dealt with and CMS have determined to reimburse some portion of the costs of our VADs and our diagnostic and vascular graft products. Although HeartMate SNAP-VE recently received FDA approval for destination therapy and an MCAC has voted that the quality of the evidence presented to them was adequate to draw conclusions that LVADs provide a substantially more effective net outcome in Medicare beneficiaries comparable to patients enrolled in the REMATCH trial, CMS may decide to not cover this indication. Also, although the TEC has determined that the HeartMate SNAP-VE for destination therapy meets its five criteria, some or all of the individual Blue Cross and Blue Shield plans may decide to not cover this indication or not pay at adequate levels. We cannot, however, estimate what portion of such costs will be reimbursed and our products may not continue to be approved for reimbursement. In addition, changes in the health care system may affect the reimbursability of future products. If coverage is not expanded or if the reimbursement levels are not increased or are partially or completely reduced, our revenues would be reduced.

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

     The FDA also requires us to adhere to Quality System Regulations, which include production design controls, testing, quality control, storage and documentation procedures. The FDA may at any time inspect our facilities to determine whether we have adequate compliance. Compliance with Quality System Regulations for medical devices is difficult and costly. In addition, we may not be found to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies. If we do not achieve compliance, the FDA may withdraw marketing clearance, require product recall or take other enforcement action, which in each case would harm our business. Any change or modification in a device is required to be made in compliance with Quality System Regulations, which may cause interruptions or delays in the marketing and sale of our products. The FDA also requires device manufacturers to submit reports regarding deaths, serious injuries and certain malfunctions.

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

     The success of our current and future products will require acceptance or continued acceptance by cardiovascular and vascular surgeons and other medical professionals. Such acceptance will depend on clinical results and the conclusion by these professionals that our products are safe, cost-effective and acceptable methods of treatment. Even if the safety and efficacy of our future products are established, physicians may elect not to use them for a number of reasons. These reasons could include the high cost of our VAD systems, restrictions on coverage or unfavorable reimbursement from health care payors. Also, economic, psychological, ethical and other concerns may limit general acceptance of our ventricular assist, graft and other products.

We have experienced rapid growth and changes in our business, and our failure to manage this and any future growth could harm our business.

     As a result of the Merger in February 2001, the number of our employees has increased significantly, from 183 on December 30, 2000 to 699 on December 28, 2002. We expect to continue to grow and we may suffer if we do not train our new employees quickly and effectively. Our revenues may not continue to grow at a rate sufficient to support the costs associated with an increasing number of employees. Any future periods of rapid growth may place significant strains on our managerial, financial and other resources. The rate of any future expansion, in combination with our complex technologies and products, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our customers.

If we fail to successfully introduce new products, our future growth may suffer.

     As part of our growth strategy, we intend to develop and introduce a number of new products and product improvements. We also intend to develop new indications for our existing products. If we do not introduce these new products, product improvements and new indications on a timely basis, or if they are not well accepted by the market, our future growth may suffer.

Amortization of our intangible assets, which represents a significant portion of our total assets, will adversely impact our net income and we may never realize the full value of our intangible assets.

     As of December 28, 2002, we had $280.8 million of net intangible assets, representing 60% of our total assets and 75% of our shareholders’ equity. These intangible assets consist primarily of goodwill and other intangible assets arising from our Merger and our trademarks and patented technology. Amortization expense relating to these intangible assets for 2002 was $12.4 million. No amortization of goodwill was recorded in 2002 after we adopted Statement of Financial Accounting Standards No. 142 at the beginning of 2002. Ongoing amortization of purchased intangibles will reduce our future earnings or increase our future losses.

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

     We depend on a number of custom-designed components and materials supplied by other companies including, in some cases, single source suppliers for components and materials used in our VAD products and blood testing products. We do not have long-term written agreements with most of our vendors and receive components on a purchase order basis. If we need alternative sources for key raw materials or component parts for any reason, such alternative sources may not be available and our inventory may not be sufficient to fill orders before we find alternative suppliers or begin manufacturing such components or materials ourselves. Cessation or interruption of sales of circulatory support products would seriously harm our business, financial condition and results of operations.

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

     Competition from medical device companies and medical device subsidiaries of health care and pharmaceutical companies is intense and is expected to increase. Competitors for the VAD system include, for example, World Heart Corporation and ABIOMED, Inc. Principal competitors in the vascular graft market include W.L. Gore, Inc., C.R. Bard and Boston Scientific Corporation. The principal competitors in the coagulation monitoring equipment market are the Cardiac Surgery Division of Metronic, Inc., which markets the HemoTec product line and Roche Holding AG. The primary competitors in the skin incision device market are Organon Teknika B.V.; Becton, Dickson and Company; and Owen-Mumford Ltd.

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

     We may encounter difficulties manufacturing our products. We do not have experience in manufacturing our products in the commercial quantities that might be required if we receive FDA approval of several or all of the products and indications currently under development. We have also recently transferred the manufacturing operations for the HeartMate to Pleasanton and we expect to receive clearance from the FDA to begin manufacturing the HeartMate in this location in the first half of 2003. If we have difficulties manufacturing our products, our business will be harmed.

Since we depend upon distributors, if we lose a distributor or a distributor fails to perform, our operations will be harmed.

     With the exception of Canada and the larger countries in Europe, we sell our VAD and HeartMate systems in foreign markets through distributors. In addition, we sell our vascular access graft products through the Bard Peripheral Vascular division of C.R. Bard Corporation, which we refer to as Bard, in the United States, Europe and selected countries in Scandinavia, the Middle East and Northern Africa and through Goodman Co. Ltd. in Japan. In 2002, 11% of our total product sales were through Cardinal Healthcare, a distributor of our blood coagulation testing equipment and skin incision devices.

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

     Aside from the biomaterials patents, which are utilized in the Thoratec VAD blood pump and cannulae, and one patent covering aspects of our TLC-II, the Thoratec VAD system is not protected by any patents. We rely principally on trade secret protection and, to a lesser extent, patents to protect our rights to the HeartMate. We rely principally on patents to protect our coagulation testing equipment and skin incision devices.

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

     During 2002, sales originating outside the United States and U.S. export sales accounted for approximately 18% of our total revenues. For 2001, sales originating outside the United States and U.S. export sales accounted for approximately 20% of our total revenues. We anticipate that sales outside the United States and U.S. export sales will continue to account for a significant percentage of our revenues and we intend to continue to expand our presence in international markets. Non-U.S. sales are subject to a number of special risks. For example:

•	we generally sell many of our products at a lower price outside the United States;

•	agreements may be difficult to enforce;

•	receivables may be difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	U.S. export licenses may be difficult to obtain;

•	intellectual property may be more difficult to enforce in foreign countries;

•	terrorist activity may interrupt distribution channels or impact our customers or employees; and

•	fluctuations in exchange rates may affect product demand and adversely affect the profitability, in U.S. dollars, of products sold in foreign markets where payments are made in local currencies.

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

Our stock price has been volatile and is likely to continue to be volatile.

     The price of our common stock has been, and is likely to continue to be, highly volatile, which means that it could decline substantially. The price of our common stock could fluctuate significantly for the following reasons:

•	future announcements concerning us or our competitors;

•	timing and reaction to the publication of clinical trial results;

•	quarterly variations in operating results;

•	charges, amortization and other financial effects relating to our Merger;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in earnings estimates by analysts;

•	changes in third party reimbursement practices;

•	regulatory developments, enforcement actions bearing on advertising, marketing or sales, and disclosure regarding completed ongoing or future clinical trials; or

•	fluctuations in the economy, world political events or general market conditions.

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

     We are vulnerable to damage from various types of disasters, including earthquake, fire, terrorist acts, flood, power loss, communications failures and similar events. For example, in October 1989, a major earthquake that caused significant property damage and a number of fatalities struck near the area in which our Pleasanton facility is located. If any disaster were to occur, we may not be able to operate our business at our facilities, which could seriously harm our business and operations. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

Arthur Andersen LLP audited certain financial information included or incorporated in this report. In the event such financial information is later determined to contain false statements, you may be unable to recover damages from Arthur Andersen LLP.

     Our consolidated statements of income, comprehensive income, shareholders’ equity and cash flows and associated information contained in the footnotes to these financial statements for the 2000 fiscal year were audited by Arthur Andersen LLP. In 2002, Arthur Andersen ceased operations and we are unable to obtain their consent to the incorporation by reference of its report on such financial statements, dated February 5, 2001, into this Form 10-K. As a result, you may be limited in your ability to recover damages from Arthur Andersen under Section 11 of the Securities Act of 1933 if it is later determined that there are false statements contained in or incorporated by reference into any portions of this report that have been prepared in reliance on financial statements audited by Arthur Andersen.

Item 2. Properties

     We are headquartered in Pleasanton, California, where we lease approximately 73,000 square feet of commercial space and 5,000 square feet of warehouse space. Our leases for these facilities expire through 2012. Additionally, we lease the following facilities:

•	Approximately 11,000 square feet of office and research facilities in Rancho Cordova, California expiring in 2002,

•	Approximately 47,000 square feet of office, manufacturing and research facilities in Edison, New Jersey expiring through 2017,

•	Approximately 3,800 square feet of office facilities in the United Kingdom expiring in 2008, and

•	Approximately 34,000 square feet of space in Woburn, Massachusetts under a sublease expiring in 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 28, 2002.

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

     M.     Wayne Boylston,* Senior Vice President, Chief Financial Officer and Secretary, became our Senior Vice President, Chief Financial Officer and Secretary in August 2001. Prior to joining us, Mr. Boylston was Chief Financial Officer at Flashcom, Inc., a provider of broadband communications services. Flashcom filed for bankruptcy protection in December 2000. From July 1998 until March 2000, Mr. Boylston served as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of iXL Enterprises, Inc., an Internet consulting service provider. From 1995 until 1998, Mr. Boylston served as Vice President — Finance, Chief Financial Officer and Treasurer of Healthdyne Technologies, Inc., a medical device manufacturer. Prior to 1995, Mr. Boylston held a variety of financial management positions with Healthdyne, Inc., a diversified health care products and services company. Mr. Boylston is a Certified Public Accountant.

     Lawrence Cohen,* President of ITC, joined our company in May 2001 as President of ITC. Prior to joining ITC, Mr. Cohen served as CEO of HemoSense, Inc., a developer of medical diagnostic products, from August 1998 to April 2000. From October 1989 to March 1998, Mr. Cohen held the positions of Vice President Marketing and Sales, Vice President International and Worldwide Executive Vice President at Ortho-Clinical Diagnostics, a Johnson & Johnson company. From 1980 to 1989, Mr. Cohen has also held executive management positions at Instrumentation Laboratory and Beckman Coulter Corporation. He is a past president of the Biomedical Marketing Association and is currently on the Board of Trustees of the National Blood Foundation.

     Jeffrey W. Nelson,* President – Cardiovascular Division, joined our company as President — Cardiovascular Division in August 2002. Prior to joining us, Mr. Nelson was at Philips Medical Systems (formerly ADAC Laboratories) where he spent the past eight years, most recently as general manager of the company’s nuclear medicine division. He also served as a senior vice president of North American sales and general manager of ADAC Radiology Solutions and held business unit and regional sales and marketing positions at the company. Before that, he was a marketing manager for Syncor International Corporation, an associate at Cerulean Venture Fund and was in sales with Baxter Healthcare International.

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

     Jon R. Shear, Vice President — Business Development, joined our company as Vice President – Business Development in August 2002. Prior to joining us, Mr. Shear spent the past 13 years with St. Jude Medical Inc. where he was a senior member of the corporate business and technology development function from July 2001 to August 2002 and, prior to that, Director of Healthcare Services Contracting and Business Development Manager for the Cardiac Surgery Division. In addition, Mr. Shear also held a variety of marketing and finance management positions at St. Jude Medical Inc., American Express Financial Advisors and Stirtz Bernards & Company.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is traded on the NASDAQ National Market under the symbol “THOR”. The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock, as reported by the NASDAQ National Market. As of March 11, 2002 there 55,051,485 shares of our common stock outstanding with approximately 900 holders of record, including multiple beneficial holders at depositories, banks, and brokerages listed as a single holder in the “street” name of each respective depository, bank, or broker.

	High	Low

Fiscal Year 2001
First Quarter	$12.88	$7.09
Second Quarter	15.55	6.56
Third Quarter	20.02	13.77
Fourth Quarter	$20.85	$15.67

Fiscal Year 2002
First Quarter	$19.35	$10.24
Second Quarter	11.46	7.80
Third Quarter	8.24	5.55
Fourth Quarter	$9.65	$6.40

     We have not declared or paid any dividends on our common stock and we anticipate that for the foreseeable future we will continue to retain our earnings for use in our business.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data presented below for the five fiscal years ended December 28, 2002 is derived from audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto appearing elsewhere in this Annual Report, the consolidated financial statements of TCA filed with the SEC on Form 8-K/A on March 30, 2001 and on Form 10-K on March 17, 2000 and March 12, 1999. Certain reclassifications have been made to the financial statements previously filed with the SEC to conform to current practice.

     The Merger of Thoratec with TCA was completed on February 14, 2001. We issued new shares of our common stock to the shareholders of TCA in exchange for all the outstanding common stock of TCA at an exchange ratio of 0.835 shares of Thoratec stock for each share of TCA. The Merger was accounted for as a reverse acquisition because former shareholders of TCA owned a majority of our outstanding stock subsequent to the Merger. For accounting purposes, TCA is deemed to have acquired Thoratec and therefore for fiscal years 1998, 1999 and 2000 all financial information presented herein represents the results of operations of TCA. Our 2001 consolidated financial information presented herein includes the financial results of TCA for the full fiscal year and Thoratec’s financial results for the post-merger period from February 14, 2001 through December 29, 2001. The weighted average number of common shares previously reported by TCA has been adjusted for all periods presented to reflect the exchange ratio of 0.835 to 1.

     Our fiscal year ends on the Saturday closest to December 31. Accordingly, our fiscal year will periodically contain more or less than 365 days. For example, 1998 ended on January 1, 1999, 1999 ended on December 31, 1999, 2000 ended on December 30, 2000, 2001 ended on December 29, 2001 and 2002 ended December 28, 2002.

	Fiscal Year

	2002	2001	2000 (a)	1999 (a)	1998 (a)

		(In thousands, except per share data)
Statement of Operations:
Product sales	$130,844	$113,384	$83,396	$78,611	$65,301
Gross profit	75,720	60,544	48,566	45,285	38,244
Amortization of goodwill and purchased intangible assets	12,384	15,674	—	—	—
In-process research and development	––	76,858	—	—	—
Merger, restructuring and other costs	1,409	7,134	1,831	—	—
Net income (loss)	511	(87,866)	7,524	9,584	7,820
Basic and diluted earnings (loss) per share	$0.01	$(1.68)	$0.23	$0.30	$0.24
Balance Sheet Data:
Cash and cash equivalents	$42,044	$91,726	$30,236	$418	$42,026
Working capital	107,972	135,924	149,207	115,471	98,904
Total assets	468,432	530,241	176,685	169,928	172,363
Subordinated convertible debentures	––	54,838	54,838	58,011	70,000
Long-term deferred tax liability and other	75,454	81,020	—	—	—
Total shareholders’ equity	$374,340	$373,343	$105,869	$96,940	$88,714

(a)	Our financial statements for 1998-2000 were audited by Arthur Andersen LLP, who have ceased operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. These factors, and others, are discussed more fully in Item 1 above and our other filings with the SEC. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in “Risk Factors” presented in Item 1 above in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     We are a leading manufacturer of circulatory support products for use by patients with congestive heart failure, or CHF. According to the American Heart Association, 4.9 million patients in the United States suffer from CHF and an additional 550,000 patients are diagnosed with this disease annually. We were the first company to receive FDA approval to commercially market a ventricular assist device, or VAD, to treat patients with late-stage heart failure, which comprises approximately 5% to 10% of the CHF patient population. Our VADs are used primarily by these CHF patients to perform some or all of the pumping function of the heart and we currently offer the widest range of products to serve this market. We believe that our long-standing reputation for quality and innovation and our excellent relationships with leading cardiovascular surgeons worldwide position us to capture growth opportunities in the expanding congestive heart failure market. We also develop and sell products that are used by physicians and hospitals for vascular and diagnostic applications that include vascular grafts, blood coagulation testing and skin incision devices. We conduct business both domestically and internationally.

The Merger with Thermo Cardiosystems

     The Merger of Thoratec with TCA was completed on February 14, 2001. We issued new shares of our common stock to the shareholders of TCA in exchange for all the outstanding common stock of TCA at an exchange ratio of 0.835 shares of Thoratec stock for each share of TCA stock. The Merger was accounted for as a reverse acquisition because former shareholders of TCA owned a majority of our outstanding stock subsequent to the Merger. For accounting purposes, TCA is deemed to have acquired Thoratec and, therefore, for fiscal year 2000 all financial information presented herein represents the results of operations of TCA.

     Our 2001 consolidated financial information presented herein includes the financial results of TCA for the full fiscal year and Thoratec’s financial results for the post-merger period from February 14, 2001 through December 29, 2001.

Restructuring Plan

     In June 2001, we approved a plan to consolidate all of our VAD manufacturing operations to our manufacturing facilities and headquarters in Pleasanton, California, which we called the Restructuring Plan. This Restructuring Plan specifically provided for the reduction of approximately 90 of our manufacturing and related workforce at our Woburn and Chelmsford, Massachusetts facilities, both of which were acquired in the Merger in February 2001. We notified the affected employees during the second quarter of 2001 both through direct personal contact and written notification. The Chelmsford facility was closed in February 2002. Our HeartMate family of products, which were manufactured at the Woburn facility, were transitioned to the Pleasanton facility. We completed the Restructuring Plan in the first quarter of 2003. Through December 28, 2002, we have recorded $1.6 million of restructuring charges, in accordance with Emerging Issues Task Force (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” and Staff Accounting Bulletin (SAB) 100, “Restructuring and Impairment Charges.” These charges represent estimated severance costs and stock option acceleration charges. As of December 28, 2002, we have paid approximately $0.7 million in severance payments to 47 employees related to the restructuring. We expect to pay out the remaining accrued restructuring charges of $0.7 million in the first half of 2003.

Results of Operations

     The following table sets forth selected consolidated statements of operations data for the years indicated as a percentage of total product sales:

	Fiscal Year

	2002	2001	2000
Product sales	100%	100%	100%
Cost of product sales	42	47	42

Gross profit	58	53	58

Operating expenses:
Selling, general & administrative	29	29	28
Research & development	19	19	20
Amortization of purchased intangible assets	10	10	—
Amortization of goodwill	––	4	—
In-process research and development	––	68	—
Merger, restructuring and other costs	1	6	2

Total operating expenses	59	136	50
Income (loss) from operations	(1)	(83)	8
Interest and other income — net	2	2	6

Income (loss) before income taxes and extraordinary item	1	(81)	14
Income tax expense (benefit)	––	(3)	5

Income (loss) before extraordinary item	1	(78)	9
Extraordinary item — net of tax	––	—	—

Net income (loss)	1%	(78)%	9%

Fiscal Years 2002 and 2001

Product Sales

     Product sales in 2002 were $130.8 million compared to $113.4 million in 2001, an increase of $17.4 million or 15%. This increase was primarily attributable to an increase in VAD product sales of $10.5 million resulting from higher unit sales and average selling prices, an increase in vascular graft product sales of $2.1 million due to higher unit sales, and an increase in ITC sales of $4.8 million. Product sales in 2001 included Thoratec sales for the post-merger period from February 14, 2001 through December 29, 2001 whereas product sales in 2002 included Thoratec sales for the full 12 months of 2002.

     The increase in ITC sales $4.8 million was primarily due to increases in sales of our blood coagulation testing products of $4.4 million and our skin incision products of $0.4 million.

Gross Profit

     Gross profit in 2002 was $75.7 million, representing approximately 58% of product sales, compared to $60.5 million, representing approximately 53% of product sales in 2001. This increase in gross profit as a percentage of sales was primarily due to higher average selling prices for our VAD products and lower manufacturing and product service costs as a percentage of sales in 2002 compared to 2001.

Selling, General and Administrative

     Selling, general, and administrative expenses in 2002 were $37.4 million, or 29% of product sales, compared to $32.3 million, or 29% of revenues, in 2001. While selling, general and administrative expenses were consistent as a percentage of revenues from period to period, they increased as a result of promotional activities, new product introductions and costs to expand markets for our blood coagulation testing equipment and VADs as well as higher insurance costs, costs associated with computer systems installed in 2002 and business development activities.

Research and Development

     Research and development expenses in 2002 were $25.3 million, or 19% of product sales, compared to $22.1 million, or 19% of product sales, in 2001. This increase resulted from an increase in spending for certain VAD product development programs partially offset by lower spending related to the REMATCH trials.

Amortization of Purchased Intangible Assets

     Amortization of purchased intangible assets in 2002 was $12.4 million compared to $11.3 million in 2001. As of December 28, 2002, intangible assets of $207.0 million have been recorded as a result of our Merger and are being amortized over their estimated useful lives of eight to twenty years. In accordance with SFAS No. 142, at the beginning of 2002 we reclassified our purchased intangible asset related to acquired workforce in the net amount of $1.3 million to goodwill and ceased amortization of that asset. The increase in the amortization of purchased intangible assets from 2001 is due to the inclusion of a full year of amortization in 2002 compared to only ten months of amortization in 2001.

Amortization of Goodwill

     Amortization of goodwill in 2001 was $4.4 million. Beginning in 2002, we have stopped amortizing goodwill in accordance with SFAS No. 142.

In-process Research and Development Costs

     In-process research and development, or IPR&D, expense in 2001 was $76.9 million and represents the one-time write-off of nonrecurring charges associated with our Merger in February 2001 for projects that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

     One of the projects was completed in 2001. There have been no significant developments subsequent to the Merger related to the current status of any of the remaining IPR&D projects that would result in material changes to the assumptions or resulting valuation performed at the time of the Merger. Development of the IPR&D products continues and while the timing of completion of these projects may vary due to the highly regulated and technical nature of our products, current estimates remain materially consistent with our initial estimates.

     There can be no assurances that we will be able to complete the development of these products on a timely basis. Failure to complete these projects could have an adverse impact on our financial condition or results of operations.

Merger, Restructuring and Other Costs

     Merger, restructuring and other charges in 2002 were $1.4 million compared to $7.1 million in 2001. The 2002 amount included costs consisting mainly of executive waiver agreement costs of $0.4 million, restructuring costs of $0.5 million representing estimated severance costs related to the consolidation of our VAD manufacturing operations, and other costs of $0.5 million related to the termination of a European distribution agreement. The 2001 amount included employee severance of $2.8 million, executive waiver agreement costs of $0.7 million, consulting, accounting and legal expenses of $1.8 million, restructuring costs of $1.1 million, representing estimated severance costs related to the consolidation of our VAD manufacturing operations, and costs of $0.7 million related to the events of September 11, 2001.

Interest and Other Income — Net

     Interest and other income — net in 2002 was $2.1 million compared to $2.4 million in 2001. This decrease was primarily due to a decrease of $3.2 million in interest income caused by both lower cash balances and a reduction in interest rates during 2002. The decrease in interest income was partially offset by a reduction of interest expense due to the redemption of our subordinated convertible debentures in the first quarter of 2002 and an increase in other income primarily related to foreign currency translation gains.

Income Taxes

     Our effective tax provision rate was 42% in 2002 compared to an effective tax benefit rate of 4% in 2001. For 2002, the effective tax provision rate exceeded the federal statutory income tax rate primarily due to the impact of state income taxes. Our effective tax benefit rate for 2001 differed from the statutory federal income tax rate primarily due to the impact on the reported net loss of nondeductible expenses related to our Merger with TCA, including the write-off of IPR&D costs, the amortization of goodwill and other nondeductible merger transaction costs.

Extraordinary Item

     In 2002, we recorded an extraordinary loss of $0.3 million, net of a tax benefit of $0.2 million, as a result of the redemption of our 4.75% subordinated convertible debentures. The extraordinary loss related to the write-off of the capitalized debt issuance costs associated with the debentures. There was no extraordinary item in 2001.

Fiscal Years 2001 and 2000

Product Sales

     Product sales in 2001 were $113.4 million compared to $83.4 million in 2000, an increase of $30.0 million or 36%. This increase was primarily attributable to the addition of Thoratec product sales of $34.7 million as a result of our Merger and an increase in ITC sales of $1.2 million, partially offset by a $5.9 million reduction in sales of HeartMate products due primarily to significant distractions and uncertainties among TCA’s sales force during the first and second quarters of 2001 while the Merger was being closed and the companies were being integrated.

     The impact of the reduction in HeartMate sales was principally in the VAD domestic market because we use employees to sell these products domestically compared to the international markets where distributors are primarily used. Domestic sales of the HeartMate in 2001 were $7.4 million lower than the previous year, partially offset by a $1.5 million increase in sales of the HeartMate internationally. The decrease in domestic HeartMate sales in 2001 was also attributable, in part, to fluctuations in the VAD market as customers used existing inventories to address their implantation needs.

     The increase in ITC sales of $1.2 million was primarily due to increases in sales of our blood coagulation testing products of $1.9 million partially offset by a decrease in sales of our skin incision products of $0.7 million.

Gross Profit

     Gross profit in 2001 was $60.5 million, representing approximately 53% of product sales, compared to $48.6 million, representing approximately 58% of product sales in 2000. This decrease in gross profit as a percentage of sales was primarily due to a lower proportion of domestic sales to total product sales as our products that are sold in the United States generally have a higher gross profit than those sold in the rest of the world. In addition, production costs for the HeartMate product line were higher in 2001 due to $1.4 million of employee retention and plant relocation costs and $0.4 million of write-offs of product inventory related to the HeartMate pneumatic driver, which was discontinued in the second half of 2001.

     In addition, approximately 1% of our decrease in gross profit as a percentage of sales was attributable to a lower gross profit on ITC’s products. This decrease was primarily due to lower average selling prices of our skin incision products because of increased market competition.

Selling, General and Administrative

     Selling, general, and administrative expenses in 2001 were $32.3 million, or 29% of product sales, compared to $23.6 million, or 28% of revenues, in 2000. This increase resulted from the addition of Thoratec’s selling, general and administrative expenses of $12.0 million as a result of our Merger, offset by lower employee related expenses due to personnel reductions primarily in the sales and marketing areas since the Merger.

Research and Development

     Research and development expenses in 2001 were $22.1 million, or 19% of product sales, compared to $16.2 million, or 19% of product sales, in 2000. This increase resulted from the addition of Thoratec’s research and development expenses of $8.0 million as a result of our Merger, offset by a decrease in clinical trial and other costs related to the TLC-II, Aria graft and REMATCH trials and various other research and development projects.

Amortization of Purchased Intangible Assets

     Amortization of purchased intangible assets in 2001 was $11.3 million. All recorded purchased intangible assets relate to the Merger of Thoratec and TCA in February 2001.

Amortization of Goodwill

     Amortization of goodwill assets in 2001 was $4.4 million. All recorded goodwill relates to the Merger of Thoratec and TCA in February 2001.

In-process Research and Development Costs

     In-process research and development expense in 2001 was $76.9 million and represents the one-time write-off of nonrecurring charges associated with our Merger in February 2001 for technology that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

Merger, Restructuring and Other Costs

     Merger, restructuring and other charges in 2001 were $7.1 million compared to $1.8 million in 2000. The 2001 charges included costs consisting mainly of employee severance of $2.8 million, executive waiver agreement costs of $0.7 million, consulting, accounting and legal expenses of $1.8 million, restructuring costs of $1.1 million, representing estimated severance costs related to the consolidation of our VAD manufacturing operations, and costs of $0.7 million related to the events of September 11, 2001. The 2000 charges consisted of pre-merger retention costs for TCA employees of $1.8 million.

Interest and Other Income — Net

     Interest and other income — net in 2001 was $2.4 million compared to $5.0 million in 2000. This decrease was due to a $2.5 million reduction in interest income caused by both lower cash balances and a reduction in interest rates.

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

Extraordinary Item

     We recorded an extraordinary gain of $0.2 million in 2000 as a result of our purchase of a portion of our 4.75% subordinated convertible debentures. There was no extraordinary item in 2001.

Liquidity and Capital Resources

     At the end of 2002, we had working capital of $108.0 million compared with $135.9 million at the end of 2001. Cash and cash equivalents at the end of 2002 were $42.0 million compared to $91.7 million at the end of 2001, a decrease of $49.7 million. This decrease in cash and cash equivalents was due principally to purchases of long-term investments of $34.0 million, use of $9.8 million for the redemption of our outstanding subordinated debentures, and $18.3 million used to repurchase our common stock. These decreases were partially offset by $15.3 million of net proceeds received from the issuance of our common stock and higher accounts receivable collections.

     Cash provided by operating activities was $2.2 million in 2002 resulting from our net income of $0.5 million adding back $18.4 million for items not affecting 2002 cash flows, primarily depreciation and amortization expenses, less changes in working capital of $16.7 million. The change in working capital in 2002 was due principally to inventory increasing by $12.6 million due primarily to VAD product inventory being built in preparation for the relocation of the HeartMate manufacturing operations to our Pleasanton facilities. Net cash used by operating activities during 2001 was $3.1 million resulting from our net loss of $87.9 million adding back $94.7 million for items not affecting 2001 cash flows, primarily depreciation and amortization expenses and write-off of IPR&D costs, less changes in working capital of $10.0 million. Net cash provided by operating activities during 2000 was $8.7 million resulting from our net income of $7.5 million adding back $2.9 million for items not affecting cash flows, primarily depreciation and amortization expenses, less changes in working capital of $1.7 million.

     Cash provided by investing activities was $5.0 million in 2002, $55.3 million in 2001 and $23.4 million in 2000. Cash provided in 2002 was due to the reclassification of $45.9 million of restricted cash and cash equivalents to retire our subordinated debentures partially offset by $34.1 million used to purchase long-term available-for-sale investments and $7.5 million used for capital expenditures. Cash provided in 2001 was due to $98.6 million, net, provided from available-for-sale investments and $16.2 million cash acquired in the Merger partially offset by $45.8 million reclassified to restricted cash and cash equivalents, transaction costs of $5.8 capitalized in conjunction with the Merger and capital expenditures of $7.9 million. Cash provided in 2000 was due to $21.0 million, net, provided from available-for-sale investments partially offset by $2.4 million used for capital expenditures.

     Cash used in financing activities was $57.0 million in 2002, compared to $9.4 million provided by financing activities in 2001 and cash used of $2.3 million in 2000. Cash used in 2002 was due to $54.8 million to retire our subordinated debentures and $18.3 million to repurchase our common stock partially offset by $15.3 million, net, proceeds received in a public stock offering and $0.8 million provided from exercises of common stock options. Cash provided in 2001 was due to $11.1 million from exercises of common stock options partially offset by $1.7 million used to repurchase our common stock. Cash used in 2000 was due to $2.8 million to retire our subordinated debentures partially offset by $0.6 million provided from exercises of common stock options.

     During 2002, we made cash payments of $2.9 million for merger, restructuring and other costs. These payments consisted mainly of employee retention and executive waiver agreement costs related to the Merger and severance costs related to the Restructuring Plan.

     In April 2001, we announced a stock repurchase program under which up to $20 million in market value of our common stock could be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases were based on several conditions, including the price of our stock, general market conditions and other factors. The program was completed in the fourth quarter of 2002. During 2002, $18.3 million in common stock was repurchased, representing 2.3 million shares. All repurchased shares were subsequently retired.

     We filed a Registration Statement on Form S-3 with the SEC to register 1,055,000 newly issued shares of our common stock and to register for resale 5,945,000 shares of our common stock held by selling shareholders, of which 5,825,000 shares were held by Thermo Electron. This registration statement became effective on February 12, 2002 and all shares registered were sold on February 15, 2002. We received $15.3 million, net of underwriting fees and discounts and other expenses of the offering, from the sale of the newly issued shares.

     In January 2002, we announced a plan to redeem at par value all outstanding 4.75% convertible subordinated debentures due 2004, which were originally issued by TCA. We completed the redemption in March 2002 using our restricted cash and cash equivalents of $45.9 million and cash of $9.8 million. We recorded an extraordinary loss in the amount of $0.3 million, net of a tax benefit of $0.2 million, in the first quarter of 2002 related to the write-off of capitalized debt issuance costs associated with the initial issuance of the debentures, which were being amortized over the life of the debentures.

     We believe that cash and investments on-hand and expected cash flows from operations will be sufficient to fund our operations and capital requirements for the foreseeable future. We expect that our operating expenses will increase in future periods as we spend more on product manufacturing, marketing, and research and development of new product lines.

     The impact of inflation on our financial position and the results of operations was not significant during any of the years presented.

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

Merger Accounting

     On February 14, 2001, Thoratec completed its Merger with TCA. Pursuant to the Merger agreement between Thoratec and TCA, Thoratec issued new shares of its common stock to the shareholders of TCA in exchange for all the outstanding common stock of TCA. The merger was treated as a reverse acquisition because the shareholders of TCA owned the majority of Thoratec common stock after the Merger. TCA was considered the acquiror for accounting and financial reporting purposes. The Merger was accounted for under the purchase method of accounting. Due to the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. The purchase price is also allocated to intangible assets, including goodwill. As of December 28, 2002, approximately $309.0 million of the total purchase price of $346.2 million has been allocated to goodwill and other purchased intangibles. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. The amounts allocated to goodwill and other intangible assets will affect the amount of amortization expense we recognize in future periods and could result in a possible impairment expense if at some future date such assets were determined to be impaired.

     As a result of the Merger, $76.9 million relating to IPR&D was expensed in the first quarter of 2001. The write-off of IPR&D was related to projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. There have been no significant developments subsequent to the Merger related to the current status of any of the IPR&D projects that would result in material changes to the assumptions or resulting valuation performed at the time of the Merger. Development of IPR&D projects continues and while the timing of completion of these projects may vary due to the highly regulated and technical nature of the Company’s products, current estimates remain materially consistent with the Company’s initial estimates.

Revenue Recognition

     We recognize revenue from product sales when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Sales to distributors are recorded when title transfers upon shipment. One distributor has certain limited product return rights. A limited number of other distributors have certain rights of return upon termination of their distribution agreement. A reserve for sales returns is recorded for these customers applying reasonable estimates of product returns based upon significant historical experience in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists.” No other direct sales customers or distributors have return rights or price protection.

     Sales of certain Cardiovascular segment products to first-time customers are recognized when it has been determined that the customer has the ability to use such products. These sales frequently include the sale of products and training services under multiple element arrangements. For most customers, training is not essential to the functionality of the products as the customers already possess sufficient expertise and experience to use the products. In these situations, training is provided as a best practice to optimize the use and success of the products. The amount of revenues under these arrangements allocated to training is based upon fair market value of the training, performed principally by third party providers. The amount of revenues allocated to the Cardiovascular segment products is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered training element based on the fair market value, with the remainder being allocated to the Cardiovascular segment products. The amount of revenues allocated to training is recorded as deferred revenue and is recognized when the training is completed. As of the end of 2002, $1.4 million of products have been delivered and recorded as product sales for customers that were determined to be able to use those products, but for which training had not yet been completed. The amount of revenue deferred related to this training not yet completed was $0.1 million at the end of 2002 and $38,000 at the end of 2001. As of the end of 2000 all training related to product sales had been completed.

     We also rent certain medical devices to customers on a month-to-month or as-used basis. Rental income is based on utilization and is included in product sales as earned. Included in product sales for 2002, 2001 and 2000 are $3.8 million, $3.5 million and $2.7 million, respectively, of income earned from the rental of these medical devices.

     The majority of our products are covered by a one-year limited manufacturer’s warranty from the date of installation. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated. The change in accrued warranty expense in 2002 and 2001 is summarized in the following table (in thousands):

	Balance	Charges to		Balance
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year

Year ended December 28, 2002	$910	$45	$(260)	$695
Year ended December 29, 2001	$970	$594	$(654)	$910

Reserves

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments owed to us for product sales. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     In June 2001, we approved a Restructuring Plan to consolidate all of our VAD manufacturing operations to our manufacturing facilities and headquarters in Pleasanton, California. Through December 28, 2002, we have recorded $1.6 million of restructuring charges in accordance with Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and Staff Accounting Bulletin 100, “Restructuring and Impairment Charges.” These charges represent estimated employee severance costs and stock option acceleration charges. We completed the relocation of the Woburn, Massachusetts manufacturing operations to our Pleasanton facility in the first quarter of 2003 and in February 2003 the FDA inspected the Pleasanton facility related to this transfer. We expect to receive FDA approval in the half quarter of 2003. We do not believe there are likely to be any developments until FDA approval which would have a significant impact on our original restructuring cost estimates.

Commitments

     As of December 28, 2002, we have the following outstanding commitments:

     Leases — The Company leases manufacturing, office, research facilities, and equipment under various operating lease agreements. Future minimum lease payments as of the end of 2002 are noted below:

Fiscal year:

2003	$1.9 million
2004	1.6 million
2005	1.5 million
2006	1.5 million
2007	1.5 million
Thereafter	8.6 million

Total	$16.6 million

     Rent expense for all operating leases was $1.8 million in 2002, $1.8 million in 2001 and $0.6 million in 2000.

     Purchase Commitments — We had various firm purchase commitments totaling approximately $11 million at December 28, 2002.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, including legal obligations. We plan to adopt SFAS No. 143 at the beginning of fiscal 2003 and do not expect this statement to materially impact our financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, is to be included in operating earnings and not presented separately as an extraordinary item. We plan to adopt SFAS No. 145 at the beginning of fiscal year 2003 and therefore, we will reclassify in the first quarter of 2003 the extraordinary loss incurred in 2002 of $0.5 million to interest and other income-net.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring).” This standard is applicable for restructuring activities that are initiated after December 31, 2002 and may affect the timing of recognizing future restructuring costs as well as the amounts recognized when and if we engage in such activities.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 are effective for us as of fiscal year end 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 28, 2002. We do not expect that the recognition provisions of FIN 45 will have a material impact upon our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We plan to adopt the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. We do not expect to change to use the fair value based method of accounting for stock-based financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Short-Term and Long-Term Investments

     We do not use derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our investment portfolio at the end of 2002 consisted of short-term and long-term corporate bonds that are classified as available-for-sale and have maturities of two years or less. The fair market value of these investments will fall if market interest rates increase. If market interest rates were to increase by 10% from levels at December 28, 2002, the fair market value of our investment portfolio would decline by an immaterial amount.

Foreign Currency Rate Fluctuations

     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products. The employees report into our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates. The resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency balances (the result of foreign sales, foreign expenses, and intercompany transactions) in our wholly-owned subsidiary in the United Kingdom at the period-end exchange rate into the functional currency of our subsidiary results in foreign currency exchange gains and losses. These foreign currency exchange gains and losses are included in interest and other income-net. Net foreign currency exchange gain was approximately $0.5 million for 2002. Net foreign currency exchange loss was approximately $0.1 million in 2001. There were no such gains or losses in 2000 as Thoratec’s United Kingdom subsidiary did not become part of our operations until completion of our Merger on February 14, 2001. Currently, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations. To date, we have not entered into any significant foreign currency hedging contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange, however, we are currently evaluating possible future use of such contracts and instruments.

Item 8. Financial Statements and Supplementary Data

THORATEC CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements:
Independent Auditor’s Report — Deloitte & Touche LLP
Copy of Previously Issued Report of Independent Public Accountants — Arthur Andersen LLP
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Thoratec Corporation:

     We have audited the accompanying consolidated balance sheets of Thoratec Corporation and subsidiaries (the “Company”) as of December 28, 2002 and December 29, 2001 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. The financial statements of the Company as of December 30, 2000, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 5, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such 2002 and 2001 consolidated financial statements present fairly, in all material respects, the financial position of Thoratec Corporation and subsidiaries as of December 28, 2002 and December 29, 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 7, 2003

THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT FROM ARTHUR ANDERSEN LLP (ANDERSEN). ANDERSEN DID NOT PERFORM ANY PROCEDURES IN CONNECTION WITH THIS ANNUAL REPORT ON FORM 10-K. ACCORDINGLY, THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 5, 2001

THORATEC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Years

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,044	$91,726
Short-term available-for-sale investments	3,439	—
Receivables, net of allowances of $238 in 2002 and $551 in 2001	27,593	26,820
Inventories	38,835	25,673
Deferred tax asset	12,182	11,789
Prepaid expenses and other assets	2,517	956

Total current assets	126,610	156,964

Property, plant and equipment, net	24,715	22,645
Long-term available-for-sale investments	30,051	—
Restricted cash and cash equivalents	—	45,884
Goodwill	96,492	95,209
Purchased intangible assets	184,282	198,608
Long-term deferred tax asset	5,244	9,313
Other assets	1,038	1,618

Total Assets	$468,432	$530,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,319	$8,271
Accrued compensation	6,372	6,481
Accrued merger, restructuring and other	1,208	1,335
Estimated liabilities for warranty, legal and other	1,304	1,781
Other accrued liabilities	3,435	3,172

Total current liabilities	18,638	21,040

Subordinated convertible debentures	—	54,838
Long-term deferred tax liability and other	75,454	81,020

Total Liabilities	94,092	156,898

Commitments
Shareholders’ equity:
Common shares; 100,000 authorized, issued and outstanding 55,037 in 2002 and 56,114 in 2001	410,266	409,081
Deferred compensation	(3,735)	(4,555)
Accumulated deficit	(32,412)	(31,166)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	130	—
Cumulative translation adjustments	91	(17)

Total accumulated other comprehensive income (loss)	221	(17)

Total Shareholders’ Equity	374,340	373,343

Total Liabilities and Shareholders’ Equity	$468,432	$530,241

See notes to consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended

	2002	2001	2000

	(In thousands, except per share data)
Product sales	$130,844	$113,384	$83,396
Cost of product sales	55,124	52,840	34,830

Gross profit	75,720	60,544	48,566

Operating expenses:
Selling, general and administrative	37,413	32,346	23,587
Research and development	25,251	22,082	16,190
Amortization of purchased intangible assets	12,384	11,321	—
Amortization of goodwill	––	4,353	—
In-process research and development	––	76,858	—
Merger, restructuring and other costs	1,409	7,134	1,831

Total operating expenses	76,457	154,094	41,608

Income (loss) from operations	(737)	(93,550)	6,958
Interest and other income — net	2,146	2,359	5,005

Income (loss) before taxes and extraordinary item	1,409	(91,191)	11,963
Income tax expense (benefit)	589	(3,325)	4,630

Income (loss) before extraordinary item	820	(87,866)	7,333
Extraordinary item — net of tax	(309)	—	191

Net income (loss)	$511	$(87,866)	$7,524

Basic and diluted earnings (loss) per share	$0.01	$(1.68)	$0.23

Shares used to compute earnings (loss) per share:
Basic	56,184	52,336	32,193
Diluted	56,762	52,336	32,209

See notes to consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Fiscal Years Ended

	2002	2001	2000

	(In thousands)
Net income (loss)	$511	$(87,866)	$7,524
Other net comprehensive income (loss):
Unrealized gain on available-for-sale investments	130	39	299
Foreign currency translation adjustments	108	(26)	(38)

Comprehensive income (loss)	$749	$(87,853)	$7,785

See notes to consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Retained		Accumulated
			Earnings		Other	Total
	Common Stock		(Accumulated	Deferred	Comprehensive	Shareholders'
	Shares	$	Deficit)	Compensation	Inc (Loss)	Equity

			(In thousands)
BALANCE, FISCAL YEAR ENDED 1999	32,128	$48,253	$49,501	$(521)	$(291)	$96,942
Exercise of common stock options for cash	44	266				266
Exercise of common stock warrant for cash	50	350				350
Tax benefit related to employees’ and directors’ stock plans		319				319
Activity under employees’ and directors’ stock plans	(5)	19				19
Termination of restricted common stock award	(2)	(82)		82		—
Amortization of deferred compensation				188		188
Other comprehensive income:
Unrealized gain on available-for-sale investments					299	299
Foreign currency translation adjustment					(38)	(38)
Net income			7,524			7,524

BALANCE, FISCAL YEAR ENDED 2000	32,215	$49,125	$57,025	$(251)	$(30)	$105,869

Common stock issued in connection with merger of Thoratec and Thermo Cardiosystems	22,452	306,889		(841)		306,048
Common Stock options granted for Thermo Cardiosystems merger		33,524				33,524
Common stock issued for services	12	136				136
Non-cash compensation for services		166				166
Exercise of common stock options for cash	1,378	11,077				11,077
Tax benefit related to employees’ and directors’ stock plans		5,402				5,402
Common stock issued under restricted common stock award	250	4,140		(4,140)		—
Repurchase of common stock	(193)	(1,378)	(325)			(1,703)
Amortization of deferred compensation				677		677
Other comprehensive income:
Unrealized gain on available-for-sale investments					39	39
Foreign currency translation adjustment					(26)	(26)
Net Loss			(87,866)			(87,866)

BALANCE, FISCAL YEAR ENDED 2001	56,114	$409,081	$(31,166)	$(4,555)	$(17)	$373,343

Issuance of common shares, net of costs	1,055	16,120				16,120
Non-cash compensation for services		100				100
Exercise of common stock options for cash	93	829				829
Tax benefit related to employees’ and directors’ stock plans		334				334
Common stock issued under restricted common stock award	50	328		(328)		—
Repurchase of common stock	(2,275)	(16,526)	(1,757)			(18,283)
Amortization of deferred compensation				1,148		1,148
Other comprehensive income:
Unrealized gain on available-for-sale investments					130	130
Foreign currency translation adjustment					108	108
Net Income			511			511

BALANCE, FISCAL YEAR ENDED 2002	55,037	$410,266	$(32,412)	$(3,735)	$221	$374,340

See notes to consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended

	2002	2001	2000

		(In thousands)
Cash flows from operating activities:
Net income (loss)	$511	$(87,866)	$7,524
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,076	19,845	2,840
Write-off of in-process research and development costs	—	76,858	—
Non-cash compensation expense	100	303	—
Amortization of deferred compensation	1,148	677	270
Change in net deferred tax liability	(503)	(2,993)	—
Gain on sale of investments	—	—	(3)
Extraordinary item, net of taxes	309	—	(191)
Changes in assets and liabilities:
Receivables	(420)	(5,892)	(1,000)
Inventories	(12,640)	(560)	(2,444)
Prepaid expenses and other assets	(1,521)	814	(7)
Accounts payable and other liabilities	(1,835)	(4,326)	1,745

Net cash provided by (used in) operating activities	2,225	(3,140)	8,734

Cash flows from investing activities:
Repayments from affiliate, net	––	—	13,961
Purchases of available-for-sale investments	(34,060)	(120,267)	(120,002)
Sales and maturities of available-for-sale investments	700	218,989	131,802
Reclassification from (to) restricted cash and cash equivalents	45,884	(45,884)	—
Capitalized transaction costs	––	(5,838)	—
Purchases of property, plant and equipment	(7,528)	(7,947)	(2,360)
Cash and equivalents acquired in business acquisition	––	16,199	—

Net cash provided by investing activities	4,996	55,252	23,401

Cash flows from financing activities:
Proceeds from stock option exercises, net	829	11,077	601
Proceeds from common stock offering	15,335	—	—
Payment of withholding taxes related to stock option exercises	—	—	(47)
Repurchase of common stock	(18,283)	(1,703)	—
Repurchase of convertible debentures	(54,838)	—	(2,825)

Net cash provided by (used in) financing activities	(56,957)	9,374	(2,271)
Effect of exchange rate changes on cash and cash equivalents	54	4	(46)

Net increase (decrease) in cash and cash equivalents	(49,682)	61,490	29,818
Cash and cash equivalents at beginning of period	91,726	30,236	418

Cash and cash equivalents at end of period	$42,044	$91,726	$30,236

Supplemental disclosure of cash flow information:
Cash paid for taxes	$347	$470	$4,691

Cash paid for interest	$839	$2,604	$2,918

Supplemental disclosure of noncash investing and financing activities:
Issuance of restricted stock for services	$328	$4,140	$—

Tax benefit related to stock option exercises	$334	$5,402	$319

Reclassification of acquired workforce, net of taxes	$1,334	$—	$—

See notes to consolidated financial statements

THORATEC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations and Significant Accounting Policies

     Operations — Thoratec Corporation, referred to as we, our, Thoratec or our Company, is headquartered in Pleasanton, California and is a leading manufacturer of circulatory support products for use by patients with congestive heart failure. We develop, manufacture and market products that are used by physicians and hospitals for cardiac assist, vascular and diagnostic applications. We organize and manage our business by functional operating entities, which operate in two business segments: ventricular-assist products and grafts, referred to as Cardiovascular and ITC. Our Cardiovascular segment develops, manufactures and markets proprietary medical devices used for circulatory support and vascular graft applications. Our ITC segment develops, manufactures and markets near-patient, whole-blood coagulation testing equipment and related disposables, as well as premium quality, single-use skin incision devices. We conduct business both domestically and internationally. In February 2001, we merged with Thermo Cardiosystems, Inc. (“TCA”) (Note 2). Prior to the merger (the “Merger”), TCA was a subsidiary of Thermo Electron Corporation (“Thermo Electron”).

     Fiscal Year — We report on a 52-53 week fiscal year, which ends on the Saturday closest to December 31. The fiscal years ended December 30, 2000, (“2000”), December 29, 2001, (“2001”), and December 28, 2002, (“2002”) all included 52 weeks.

     Principles of Consolidation — The consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Major Customers and Concentration of Credit Risk — We primarily sell our products to large hospitals and distributors in the United States and Europe. For fiscal years 2002, 2001 and 2000, one distributor customer accounted for 11%, 12% and 17% of total product sales, respectively. Accounts receivable for this same distributor customer accounted for 10% and 8% of total accounts receivable as of the end of 2002 and 2001, respectively. No other customer accounted for more than 10% of total product sales in 2002, 2001 or 2000 or had an accounts receivable balance greater than 10% of total accounts receivable at the end of 2002 or 2001.

     Credit is extended based on an evaluation of a customer’s financial condition and generally collateral is not required. To date, credit losses have not been significant, however, we maintain allowances for potential credit losses.

     Additionally, we are potentially subject to concentrations of credit risk in our investments. To mitigate this credit risk, we invest in high-grade instruments and limit our exposure to any one issuer.

     Certain Risks and Uncertainties — We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on our future financial position or results of operations: the ability to achieve or maintain profitability; the ability to receive FDA approval to manufacture our HeartMate products in our Pleasanton, California manufacturing plant following the relocation of these operations from Woburn, Massachusetts; the ability to manage current and future growth, including the integration of any future acquisitions of companies or technologies; stock price volatility due to general economic conditions or future issuances and sales of our stock; foreign currency fluctuations; new product development and introduction, including Food and Drug Administration (“FDA”) approval and market receptiveness; the long and variable sales and deployment cycle of our ventricular assist device (“VAD”) products; the ability to protect our proprietary technologies or an infringement of others’ patents; competition from other products; worldwide demand for circulatory support and graft products and blood coagulation testing and skin incision devices; product liability or other claims; the ability to obtain timely deliveries of parts from suppliers; the reliance on specialized suppliers; the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume; the dependence upon distributors; the ability of third party payors to cover and provide appropriate levels of reimbursement for our products; the ability to maintain compliance with changing federal and state regulations; the ability to attract and retain talented employees; the occurrence of natural catastrophic disasters; the ability to realize the full value of our intangible assets; and other risks as detailed from time to time in our filings with the Securities and Exchange Commission, referred to as the SEC.

     Cash and Cash Equivalents — Cash and cash equivalents are defined as short-term highly liquid investments with original maturities of 90 days or less.

     Short-Term and Long-Term Available-For-Sale Investments — Our investments are classified as available-for-sale and are reported at fair market value. Net unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity. As of the end of fiscal year 2002, short-term investments were comprised primarily of corporate bonds having maturities of one year or less from the date of investment and long-term investments were comprised primarily of corporate bonds having maturities of one to two years from the date of investment.

     Inventories — Inventories are stated at the lower of first-in, first-out cost or market.

     Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 2 to 30 years. Leasehold improvements are amortized over the lesser of the useful life or the remaining term of the lease. Property, plant and equipment includes certain medical devices rented to customers on a short-term or long-term basis. Amortization expense of all rental equipment included in our rental program is recognized ratably over 2 to 3 years and is recorded in cost of product sales.

     Capitalized Software Costs — We capitalize the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of purchased software licenses, implementation costs and consulting for certain projects that qualify for capitalization. We expense costs related to preliminary project assessment, research and development, re-engineering, training and application maintenance as incurred. In fiscal years 2002 and 2001, costs capitalized for a new enterprise resource planning software system were $1,250,000 and $2,416,000, respectively. Depreciation expense related to this new computer system of $413,000 was recorded in 2002. No depreciation was charged in any prior period as the relevant computer software system was not placed into service until early 2002. The capitalized software costs will be depreciated on a straight-line method over a period of eight years upon being placed in service.

     Restricted Cash and Cash Equivalents — Upon closing the Merger with TCA in February 2001, $45,000,000 in cash and cash equivalents was pledged as collateral for a letter of credit guarantee to Thermo Electron related to Thermo Electron’s guarantee of our subordinated debentures (Note 7). Accordingly, these cash and cash equivalents, including interest earnings, were reclassified to restricted cash and cash equivalents on our 2001 balance sheet. As a result of our redemption of the outstanding subordinated convertible debentures in the first quarter of 2002, the letter of credit guarantee was extinguished.

     Valuation of Long-Lived Assets — We periodically evaluate the carrying value of long-lived assets to be held and used including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. At the beginning of 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which did not impact our results of operations of financial position.

     Purchased Intangible Assets and Goodwill — As of the beginning of fiscal year 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and ceased the amortization of purchased goodwill. In addition, we reevaluated the useful lives of our identifiable intangible assets and determined that the remaining useful lives were appropriate. Each year we complete impairment tests of goodwill as required by SFAS No. 142. At adoption and again during 2002, we determined that our goodwill was not impaired.

     The following table presents the impact of adopting SFAS No. 142 on net income (loss) and net income (loss) per share had the standard been in effect for the years ended December 29, 2001 and December 30, 2000 (in thousands, except per share amounts):

	Year Ended

	December 29,	December 30,
	2001	2000

Net income (loss) as reported	$(87,866)	$7,524
Adjustments:
Amortization of goodwill, net of tax	4,194	––

Adjusted net income (loss)	$(83,672)	$7,524

As reported basic and diluted net income (loss) per share	$(1.68)	$0.23
Impact of amortization of goodwill, net of tax	0.08	––

Adjusted basic and diluted net income (loss) per share	$(1.60)	$0.23

     The change in the carrying amount of goodwill, which is only attributable to our Cardiovascular business segment, for the year ended December 28, 2002 was as follows (in thousands):

Balance as of December 29, 2001	$95,209
Reclassification of assembled workforce, net of taxes	1,334
Adjustment to reflect resolution of pre-merger contingency	(51)

Balance as of December 28, 2002	$96,492

     The components of identifiable intangible assets, consisting primarily of patents and trademarks, core technology and developed technology, which are included in purchased intangible assets on the consolidated balance sheets, are as follows (in thousands):

	As of December 28, 2002

	Gross Carrying
	Amount	Accumulated Amortization	Net Carrying Amount

Patents and Trademarks	$37,478	$(6,789)	$30,689
Core Technology	37,181	(3,486)	33,695
Developed Technology	132,301	(12,403)	119,898

Total Purchased Intangible Assets	$206,960	$(22,678)	$184,282

	As of December 29, 2001

	Gross Carrying
	Amount	Accumulated Amortization	Net Carrying Amount

Patents and Trademarks	$37,478	$(3,169)	$34,309
Core Technology	37,181	(1,627)	35,554
Developed Technology	132,301	(5,787)	126,514
Assembled Workforce	2,612	(381)	2,231

Total Purchased Intangible Assets	$209,572	$(10,964)	$198,608

     As of the beginning of fiscal 2002, the purchased intangible asset associated with the assembled workforce in the amount of $1,334,000, net of accumulated amortization of $381,000 and taxes of $897,000, was reclassified to goodwill.

     Amortization expense related to identifiable intangible assets for fiscal 2002, 2001 and 2000 was $12,384,000, $11,321,000, and nil, respectively. Amortization expense is expected to be approximately $12,300,000 for each of the next five years. The purchased intangible assets have estimated useful lives of eight to twenty years.

     Fair Value of Financial Instruments — Financial instruments include cash and cash equivalents, short-term and long-term available-for-sale investments, customer receivables, accounts payable and certain other accrued liabilities. The fair value of short-term and long-term investments are assessed using current market quotations from major investment brokers. The carrying amounts of these investments are adjusted to market value monthly. The carrying amounts of all other financial investments are reasonable estimates of their fair values.

     Foreign Currency Translation — All assets and liabilities of our non-United States operations are translated into United States dollars at period-end exchange rates, and the resulting translation adjustments are included in other comprehensive income. Income items are translated at actual or average monthly rates of exchange. Exchange rate fluctuations resulting from the period-end translation of the current portion of the intercompany obligation of our wholly-owned subsidiary into United States dollars are recorded in the statements of operations as foreign currency translation gains or losses and are included in interest and other income-net.

     Repurchases of Common Stock — In April 2001, we announced that our Board of Directors authorized a stock repurchase program under which up to $20 million of our common stock could be acquired. We completed this stock repurchase program in the third quarter of 2002. During 2002, we repurchased 2,274,900 shares of our common stock on the open market for $18,300,000. From the inception of the program through the end of 2002, we repurchased 2,467,600 shares of our common stock for $20,000,000. For each share repurchased, we reduce the common stock account by the average value per share reflected in the account prior to the repurchase with the excess allocated to retained earnings. All repurchased shares have been retired.

     Revenue Recognition and Product Warranty — We recognize revenue from product sales when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Sales to distributors are recorded when title transfers upon shipment. One distributor has certain limited product return rights. A limited number of other distributors have certain rights of return upon termination of their distribution agreement. A reserve for sales returns is recorded for these customers applying reasonable estimates of product returns based upon significant historical experience in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists.” No other direct sales customers or distributors have return rights or price protection.

     Sales of certain Cardiovascular segment products to first-time customers are recognized when it has been determined that the customer has the ability to use such products. These sales frequently include the sale of products and training services under multiple element arrangements. For most customers, training is not essential to the functionality of the products as the customers already possess sufficient expertise and experience to use the products. In these situations, training is provided as a best practice to optimize the use and success of the products. The amount of revenues under these arrangements allocated to training is based upon fair market value of the training, performed principally by third party providers. The amount of revenues allocated to the Cardiovascular segment products is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered training element based on the fair market value, with the remainder being allocated to the Cardiovascular segment products. The amount of revenues allocated to training is recorded as deferred revenue and is recognized when the training is completed. As of the end of 2002, $1,410,000 of products have been delivered and recorded as product sales for customers that were determined to be able to use those products, but for which training had not yet been completed. The amount of revenue deferred related to this training not yet completed was $148,000 at the end of 2002 and $38,000 at the end of 2001. As of the end of 2000 all training related to product sales had been completed.

     We also rent certain medical devices to customers on a month-to-month or as-used basis. Rental income is based on utilization and is included in product sales as earned. Included in product sales for 2002, 2001 and 2000 are $3,884,000, $3,456,000 and $2,724,000, respectively, of income earned from the rental of these medical devices.

     The majority of our products are covered by a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated. The change in accrued warranty expense in 2002 and 2001 is summarized in the following table (in thousands):

	Balance	Charges to		Balance
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year

Year ended December 28, 2002	$910	$45	$(260)	$695
Year ended December 29, 2001	$970	$594	$(654)	$910

     Stock-Based Compensation — We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The fair value of each option granted is estimated using the Black-Scholes option pricing model. If compensation cost for our stock-based plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of FASB Statement No. 123, our reported net income (loss) would have been adversely affected, as shown in the following table (in thousands, except per share data):

	Fiscal Year

	2002	2001	2000

Net income (loss):
As reported	$511	$(87,866)	$7,524
Add: Stock-based compensation expense included in reported net income, net of related tax effects	726	812	166
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,788)	(9,421)	(1,503)

Pro forma	$(8,551)	$(96,475)	$6,187

Basic and diluted earnings (loss) per share:
As reported	$0.01	$(1.68)	$0.23
Pro forma	$(0.15)	$(1.84)	$0.19

     The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made:

	Fiscal Year

	2002	2001	2000

Risk-free interest rate	4.79%	5.08%	4.90%
Expected volatility	69%	71%	61%
Expected option life	3.85 years	2.85 years	4.8 years
Dividends	None	None	None

     Earnings (Loss) Per Share — Basic earnings (loss) per share were computed using the weighted average number of common shares outstanding for each respective year. Diluted earnings (loss) per share amounts reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the years presented unless the inclusion would have had an antidilutive effect. (Note 16)

     Other Comprehensive Income (Loss) — Comprehensive income (loss) includes net income (loss) and is defined as the change in net assets during the period from non-owner sources, including unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments.

     Recently Issued Accounting Standards — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, including legal obligations. We plan to adopt SFAS No. 143 at the beginning of fiscal 2003 and do not expect this statement to materially impact our financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” which requires that long-lived assets be measured at the lower of carrying amount or fair value less cots to sell, whether reported in continuing operations or in discontinued operations. We adopted SFAS No. 144 at the beginning of fiscal year 2002. The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” is to be included in operating earnings and not presented separately as an extraordinary item. We plan to adopt SFAS No. 145 at the beginning of fiscal year 2003 and therefore, we will reclassify in the first quarter of 2003 the extraordinary loss incurred in 2002 of $515,000 to interest and other income-net.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring).” This standard is applicable for restructuring activities that are initiated after December 31, 2002 and may affect the timing of recognizing future restructuring costs as well as the amounts recognized when and if we engage in such activities.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 are effective for us as of fiscal year end 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 28, 2002. We do not expect that the recognition provisions of FIN 45 will have a material impact upon our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stack-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value base method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We plan to adopt the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. We do not expect to change to use the fair value based method of accounting for stock-based financial position, results of operations or cash flows.

     Presentation — Certain 2001 and 2000 amounts have been reclassified to conform to the presentation in the 2002 financial statements.

2.	Merger of Thoratec and TCA

     On February 14, 2001, we completed our Merger with TCA. Pursuant to the Merger agreement between us and TCA dated October 3, 2000, we issued 32,226,074 new shares of its common stock to the shareholders of TCA in exchange for all the outstanding common stock of TCA (38,594,281 shares outstanding as of February 14, 2001) at an exchange ratio of 0.835 shares of our stock for each share of TCA stock.

     The Merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of TCA owned the majority of our common stock after the Merger. TCA was considered the acquiror for accounting and financial reporting purposes. Due to the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. The consolidated financial information for 2000 includes the results of operations of TCA. The operating results of Thoratec have been included in the accompanying consolidated financial statements from the date of acquisition forward. All reported amounts of outstanding common shares and common share equivalents (stock options and convertible debentures) prior to the Merger have been adjusted to reflect the exchange ratio of 0.835 to 1. Approximately $309,025,000 of the total purchase price of $346,193,000 was allocated to goodwill and other purchased intangible assets.

     As a result of the Merger, $76,858,000 relating to in-process research and development (“IPR&D”) was expensed in the first quarter of 2001. The one-time write-off of IPR&D related to four technology projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. One of the projects was completed in 2002. There have been no significant developments subsequent to the Merger related to the current status of any of the three remaining IPR&D projects that would result in material changes to the assumptions or resulting valuation performed at the time of the Merger. Development of IPR&D projects continues and while the timing of completion of these projects may vary due to the highly regulated and technical nature of our products, current estimates remain materially consistent with our initial estimates.

3. Investments

     Our investments are considered available-for-sale investments in the accompanying balance sheet and are carried at fair value with the difference between cost and fair value, net of related tax effects, recorded in accumulated other comprehensive income in the consolidated statements of shareholders’ equity. We classify investments that mature in less than one year of the purchase date as short-term investments. Investments that mature greater than one year from the purchase date are classified as long-term investments. At the end of 2002, we had no investments which will mature more than two years from the date of purchase.

     The aggregate market value, cost basis and gross unrealized gains and losses of short-term and long-term available-for-sale investments for 2002 by major security type are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fiscal 2002:
Short-term investments:
Corporate bonds	$3,438	$1	$–	$3,439
Long-term investments:
Corporate bonds	29,834	218	(1)	30,051

	$33,272	$219	$(1)	$33,490

     The cost of available-for-sale investments that are sold is based on specific identification in determining recorded realized gains and losses. In 2002 and 2001 there were no significant gains or losses recorded.

4.	Inventories

Inventories consist of the following (in thousands):

	Fiscal Year

	2002	2001

Finished goods	$22,119	$15,276
Work-in-process	6,645	4,322
Raw materials	10,071	6,075

Total	$38,835	$25,673

5.	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	Fiscal Year

	2002	2001

Land	$341	$341
Building	2,445	2,445
Building lease	2,285	2,285
Equipment	28,897	24,458
Rental equipment	6,095	4,653
Leasehold improvements	9,292	7,368

Total	49,355	41,550
Accumulated depreciation and amortization	(24,640)	(18,905)

	$24,715	$22,645

Depreciation expense in 2002, 2001 and 2000 was $5,187,000, $4,523,000 and $2,564,000, respectively.

6.	Leases

     We lease manufacturing, office, research facilities, and equipment under various operating lease agreements. Future minimum lease payments as of the end of 2002 are noted below (in thousands):

Fiscal year:
2003	$1,844
2004	1,591
2005	1,526
2006	1,496
2007	1,490
Thereafter	8,636

Total	$16,583

Rent expense for all operating leases was $1,808,000 in 2002, $1,778,000 in 2001 and $623,000 in 2000.

7.	Subordinated Convertible Debentures

     On March 11, 2002 we completed the redemption of our outstanding subordinated convertible debentures using restricted cash, cash and cash equivalents of approximately $54,800,000. An extraordinary loss in the amount of $309,000 net of a tax benefit of $206,000 was recorded on the date of the redemption related to the write-off of the capitalized debt issuance costs. The restricted cash had been pledged as collateral for a letter of credit guarantee to Thermo Electron related to Thermo Electron’s guarantee of our subordinated debentures. As a result of the redemption, the letter of credit guarantee to Thermo Electron was extinguished.

     We recorded an extraordinary gain of $191,000 in 2000 as a result of our purchase of a portion of our subordinated convertible debentures. There was no extraordinary item in 2001.

8.	Common and Preferred Stock and Warrants

     We have authorized 100,000,000 no par common shares, and 2,500,000 shares of preferred stock, of which 540,541 shares have been designated Series A and 500,000 shares designated Series B.

     The Series A preferred stock is entitled to cumulative annual dividends of $1.30 per share and has a liquidation preference of $9.25 per share plus cumulative unpaid dividends. We may redeem the Series A preferred stock at any time for our liquidation preference. Each share of preferred stock is convertible into one-third of a share of common stock, after adjusting for earned but unpaid dividends. At December 28, 2002, no shares of Series A preferred stock were outstanding.

     The Series B preferred stock is senior to the Series A in all preferences. Series B is entitled to cumulative annual dividends of $0.96 per share and has a liquidation preference of $8.00 per share plus cumulative unpaid dividends. The Series B preferred stock is redeemable by us five years after its issuance for $8.00 per share plus cumulative unpaid dividends. Each share of Series B preferred stock is convertible at any time into three and one-third shares of common stock and has certain anti-dilution provisions. Series B preferred vote on an as-converted basis. At December 28, 2002, no shares of Series B preferred stock were outstanding.

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

     In connection with the Rights Plan, we designated 100,000 no par shares of Series RP preferred stock. These shares, if issued, will be entitled to receive quarterly dividends and liquidation preferences. There are no shares of Series RP preferred stock issued and outstanding and we do not anticipate issuing any shares of Series RP preferred stock except as may be required under the Rights Plan.

     On May 31, 2002, our shareholders approved an Employee Stock Purchase Plan, or ESPP. The ESPP authorizes the issuance of up to 500,000 shares of common stock to participating employees. In addition, the ESPP provides for an annual increase of up to 250,000 shares in the total number of shares available for issuance under the ESPP on March 1 of each year. As of December 28, 2002, 684 of our employees would have been eligible to participate in the ESPP. As the first offering period under the ESPP will not close until the end of April 2003, no shares were issued under this plan in fiscal 2002.

     Because participation by employees in the ESPP is voluntary and subject to certain eligibility requirements, we cannot determine the number of shares of common stock that will be purchased in the future by our employees as a group.

     We filed a Registration Statement on Form S-3 with the SEC to register for sale 1,055,000 newly issued shares of our common stock and 5,945,000 shares held by selling shareholders, of which 5,825,000 shares were held by Thermo Electron. This Registration Statement became effective February 12, 2002, and all of the registered shares were subsequently sold. We received $15,335,000, net of underwriting discounts, fees and other expenses of the offering, from the sale of the 1,055,000 newly issued shares. In addition, the underwriters exercised a 30-day option to purchase from Thermo Electron 1,050,000 shares of common stock to cover any over-allotments. We received no proceeds from the sale of these over-allotment shares.

     We filed another Registration Statement on Form S-3 with the SEC to register for sale the remaining 7,609,719 shares of our common stock owned by Thermo Electron. This Registration Statement became effective August 14, 2002. As of the date of this document no shares have been sold. We will receive no proceeds from the sale of these shares.

     In 2001, an award of 250,000 shares of restricted common stock was made to one of our executive officers under our 1997 Stock Option Plan. This award was valued at $4,140,000, recorded as deferred compensation, and is being amortized over the restriction lapse period. In 2002, a similar award of 50,000 shares was made to another of our executive officers. This award was valued at $328,000, was recorded as deferred compensation, and is being amortized over the restriction lapse period. As of December 28, 2002, none of the restrictions on these shares have lapsed.

9.	Stock-Based Compensation

     Historically, TCA had a variety of stock-based compensation plans for employees and directors that allowed the granting of options, stock, and stock-based awards. There were no grants under any of TCA’s plans during 2002 or 2001. Pursuant to the terms of the Thoratec and TCA Merger agreement, all TCA stock-based compensation plans were assumed by Thoratec effective February 14, 2001. Moreover, all outstanding options and restrictions on past TCA grants were accelerated and became fully vested as of the Merger date of February 14, 2001 and were converted to 971,222 of our common stock options at the Merger conversion ratio of 0.835 to 1. Although assumed by Thoratec, the TCA stock options remain exercisable upon the same terms and conditions as under the TCA stock option plan pursuant to which it was granted and the applicable option agreement.

     The stock-based compensation plans placed in effect after the Merger and post-merger activity under these plans are summarized as follows:

     In 1993, our Board of Directors approved the 1993 Stock Option Plan (“1993 SOP”), which permits us to grant options to purchase up to 666,667 shares of common stock. No options were granted under this plan in 2002 or 2001.

     In 1996, the Directors adopted the 1996 Stock Option Plan (“1996 SOP”) and the 1996 Non-employee Directors Stock Option Plan (“Directors Option Plan”). The 1996 SOP consists of two parts. Part One permits us to grant options to purchase up to 500,000 shares of common stock. During 2002 no options were granted at fair market value under Part One of the 1996 SOP. Part Two related to the Chief Executive Officer (“CEO”) and permitted us to grant non-qualified options to the CEO to purchase up to 333,333 shares of common stock, which were granted in 1996. The Directors Option Plan, as amended, permits us to grant up to 350,000 shares and provides for an initial grant to a Director to purchase 15,000 shares (granted in four equal installments, once when elected to the Board then quarterly thereafter), and annual grants thereafter to purchase 7,500 shares (granted in four equal installments after re-election). Provisions also include immediate vesting of both initial and annual grants and a five year life on the options. In addition, the plan administrator has been provided with the discretion to impose any repurchase rights in our favor on any optionee. We currently have seven non-employee directors, six of whom are eligible to participate in the Directors Option Plan. In each of 2002 and 2001 45,000 options were granted at fair market value under the Directors Option Plan.

     In 1997, the Directors adopted the 1997 Stock Option Plan (“1997 SOP”). The 1997 SOP was amended by approval of a vote of our shareholders in February 2001 and amended again by the Board of Directors in December 2001. During 2002, 2,780,200 options were granted at fair market value under this plan and during 2001, 3,863,112 options were granted at fair market value under this plan.

     We have five common stock option plans with options still outstanding at December 28, 2002. Options may be granted by the Board of Directors at the fair market value on the date of grant and generally become exercisable within five years of grant and expire between five and ten years from the date of grant. At the end of 2002, options to purchase 1,056,300 common shares remain available for grant under all the plans.

     Agreements have been entered into with selected consultants whereby options to purchase our common stock were accepted by these consultants as full or partial payment for the services rendered to us. The fair market value of the consulting services is the basis for recording the transaction in our financial records and is recognized as the related services are performed. No options were issued under these agreements in 2002 or 2001.

     Stock option activity is summarized as follows (in thousands, except per share data):

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at fiscal year end 1999 (1,173 exercisable at $16.55 weighted average price per share)	1,173	$16.55
Granted ($6.40 weighted average fair value per share)	45	11.65
Cancelled and expired	(208)	20.67
Exercised	(33)	8.30

Outstanding at fiscal year end 2000 (977 exercisable at $15.72 weighted average price per share)	977	15.72
Granted ($5.22 weighted average fair value per share)	2,817	11.02
Cancelled and expired	(527)	12.35
Exercised	(1,378)	8.04
Options assumed during Merger	3,696	8.09

Outstanding at fiscal year end 2001 (2,615 exercisable at $9.99 weighted average price per share)	5,585	10.51
Granted ($9.45 weighted average fair value per share)	2,825	13.31
Cancelled and expired	(582)	13.19
Exercised	(93)	8.90

Outstanding at fiscal year end 2002 (3,392 exercisable at $9.94 weighted average price per share)	7,735	$11.36

     In conjunction with the Merger, 887,621 options of the 3,696,000 Thoratec options assumed as a result of the Merger became fully vested pursuant to existing change of control agreements. This acceleration of vesting was provided in the terms of the original Thoratec grants. Of the options that accelerated, agreements involving substantially all of the underlying shares were entered into whereby certain option holders agreed not to sell or transfer any of their shares for a period of up to 18 months and to remain employed with us for a period of 12 months after the effective date of the Merger. In exchange, the options holders received cash payments totaling $810,000 on the one-year anniversary of the Merger.

     In addition, all options to purchase TCA shares that were outstanding at the date of the Merger were exchanged for options to purchase 971,222 Thoratec shares and became fully vested as of the Merger date. This acceleration of vesting was provided for in the terms of the underlying TCA grants.

     Options outstanding as of the end of 2002 are summarized as follows:

	Options Outstanding

				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price	Number	Contractual Life	Exercise	Number	Exercise
Range	Outstanding	(In Years)	Price	Outstanding	Price

$2.25	104,866	0.68	$2.25	104,866	$2.25
4.38 — 6.38	1,170,192	6.36	5.75	779,683	5.76
6.40 — 9.29	1,048,360	6.90	8.20	674,691	8.23
9.31 — 11.06	2,191,846	7.83	9.77	975,369	10.01
11.15 — 14.73	764,012	5.40	13.32	514,736	13.37
15.00 — 20.85	2,395,392	8.64	16.16	282,036	17.16
29.40 — 33.05	60,516	3.91	32.35	60,516	32.35

$2.25 -$ 33.05	7,735,184	7.36	$11.36	3,391,897	$9.94

10.	Related Parties

Corporate Service Agreement

     We had a corporate services agreement with Thermo Electron, which terminated upon completion of the Merger. Thermo Electron’s corporate staff provided to us certain administrative and financial services. We paid Thermo Electron an annual amount equal to 0.8% of our revenues for these services. In addition, we incurred direct charges that Thermo Electron paid directly on our behalf. In 2002, 2001 and 2000, we paid nil, $124,000 and $980,000, respectively, for these administrative and financial services and direct charges.

Operating Leases

     We subleased manufacturing, office and research facilities from Thermedics Inc. in connection with the development and manufacturing of our VADs in Woburn, Massachusetts. Thermedics was a division of Thermo Electron until November 21, 2001 when it was divested by Thermo Electron and became an unrelated third party. We were charged for actual square footage occupied at approximately the same rent paid per square foot by Thermedics under its lease. The accompanying statement of income includes expenses from the sublease when Thermedics was owned by Thermo Electron of $193,600 and $177,000 in 2001 and 2000, respectively.

Purchases

     We purchased metal fabrication products and services from Tecomet, Inc. in connection with the manufacture of the ventricular-assist products we sell. Tecomet was a division of Thermo Electron until November 15, 2001 when it was sold by Thermo Electron to an unrelated third party. We paid $2,931,000 and $3,283,000 to Tecomet in 2001 and 2000, respectively.

Subordinated Convertible Debentures

     The outstanding principal balance of the subordinated convertible debentures as of the end of 2001 of $54,838,000 included $1,500,000 of debentures held by Thermo Electron (Note 7).

11. Taxes on Income

     The provisions for income tax expenses (benefits) and extraordinary items, are as follows (in thousands):

	Fiscal Year

	2002	2001	2000

Current:
Federal	$833	$—	$3,747
State	1,137	420	352
Foreign	14	––	––

	1,984	420	4,099

Deferred:
Federal	(930)	(2,915)	465
State	(465)	662	66

	(1,395)	(2,253)	531

		(1,833)	4,630
Reduction of valuation allowance	––	(1,492)	—

	$589	$(3,325)	$4,630

     The provision for income taxes in the accompanying statements of operations differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% to income before provision for income taxes and extraordinary item due to the following (in thousands):

	Fiscal Year

	2002		2001		2000

U.S. federal statutory income tax expense (benefit)	$493	35.0%	$(31,916)	(35.0)%	$4,187	35.0%
State income tax expense (benefit), net of federal tax expense (benefit)	203	14.4	(794)	(0.9)	272	2.3
Non-deductible amortization of goodwill	–	—	1,524	1.7	—	—
Non-deductible acquired IPR&D	–	—	26,900	29.5	—	—
Non-deductible merger expenses	–	—	175	0.2	—	—
Export benefits	(334)	(23.7)	(50)	(0.1)	(134)	(1.1)
Federal research and development credits	(118)	(8.4)	(100)	(0.1)	—	—
Non-deductible amortization of deferred compensation	101	7.2	82	0.1	–	—
Meals and entertainment	101	7.2	63	0.1	40	0.3
Expiration of net operating losses	154	10.9	154	0.2	—	—
Other	(11)	(0.8)	637	0.7	265	2.2

	$589	41.8%	$(3,325)	(3.6)%	$4,630	38.7%

     Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credits carryforwards.

     Significant components of our net deferred taxes are as follows (in thousands):

	Fiscal Year

	2002	2001

Deferred tax assets:
Write-off of acquired technology	$1,173	$1,304
Reserves and accruals	1,895	2,186
Depreciation and amortization	1,536	2,709
Inventory basis difference	2,196	2,361
Research and development credit carryforwards	1,997	1,609
Net operating loss carryovers	8,339	10,586
Other, net	290	347

Total deferred tax assets	17,426	21,102

Deferred tax liabilities:
Purchased intangibles	(74,081)	(79,697)

Net deferred tax liabilities	$(56,655)	$(58,595)

     At the end of 2002, we had federal and state net operating loss (“NOL”) carryforwards of approximately $23,000,000 and $2,000,000, respectively, which expire from 2003 through 2021. Use of $1,300,000 of the federal NOL carryforwards, which arose prior to a greater than 50% change in ownership in 1992, is limited to approximately $440,000 per year.

     At the end of 2002, we had available carryforward research and experimentation tax credits for federal and state income tax purposes of approximately $1,300,000 and $900,000, respectively. Federal tax credit carryforwards expire from 2009 through 2022. State tax credits carry forward indefinitely.

12.	Enterprise and Related Geographic Information

     We organize and manage our business by functional operating entities. Our functional entities operate in two segments: (1) Cardiovascular and (2) ITC. The Cardiovascular segment develops, manufactures and markets proprietary medical devices used for circulatory support and vascular graft applications. The ITC segment develops, manufactures and markets near-patient, whole-blood coagulation testing equipment and related disposables, as well as premium quality, single-use skin incision devices. All 2000 financial information presented herein represents the results of operations of TCA’s Cardiovascular segment and ITC segment. The 2001 financial information presented herein includes the financial results of TCA’s segments for the entire fiscal year and the financial results of Thoratec’s Cardiovascular segment only for the post-merger period from February 14, 2001 through December 29, 2001.

Business segments (in thousands):

	Fiscal Year

	2002	2001	2000

Product sales:
Cardiovascular	$84,442	$71,809	$43,049
ITC	46,402	41,575	40,347

Total product sales	$130,844	$113,384	$83,396

Income (loss) before income taxes and extraordinary item:
Cardiovascular	$8,392	$(177)	$1,499
ITC	9,680	8,953	8,270
Corporate(a)	(5,016)	(2,660)	(980)
Amortization of goodwill and purchased intangibles	(12,384)	(15,674)	—
In-process research and development	––	(76,858)	—
Merger, restructuring and other costs	(1,409)	(7,134)	(1,831)

Total operating income (loss)	(737)	(93,550)	6,958
Interest and other income, net	2,146	2,359	5,005

Total income (loss) before taxes and extraordinary item	$1,409	$(91,191)	$11,963

Total assets:
Cardiovascular	$71,234	$57,299	$25,136
ITC	23,464	19,883	15,808
Corporate(a)	92,960	159,242	135,741
Goodwill and purchased intangible assets	280,774	293,817	—

Total assets	$468,432	$530,241	$176,685

Depreciation and amortization:
Cardiovascular	$4,766	$3,634	$1,664
ITC	1,074	1,214	1,446
Amortization of goodwill and purchased intangible assets	12,384	15,674	—

Total depreciation and amortization	$18,224	$20,522	$3,110

Capital expenditures:
Cardiovascular	$6,321	$6,789	$1,243
ITC	1,207	1,158	1,117

Total capital expenditures	$7,528	$7,947	$2,360

(a)	Primarily represents general and administrative items not specifically allocated to any particular business segment.

Geographic Areas (in thousands):

	Fiscal Year

	2002	2001	2000

Product Sales:
Domestic	$106,983	$90,678	$69,786
Europe	15,188	13,000	8,140
All other international	8,673	9,706	5,470

Total international	23,861	22,706	13,610

Total	$130,844	$113,384	$83,396

13.	Commitments

     We had various firm purchase commitments totaling approximately $11,032,000 at December 28, 2002.

14. Retirement Savings Plan

     Substantially all of our full-time employees are eligible to participate in a 401(k) retirement savings plan. As of the date of the Merger and continuing through June 30, 2001, two retirement savings plans were in effect, representing the pre-merger plan of Thoratec and a new plan set in place as of the Merger date. Prior to February 14, 2001, TCA participated in Thermo Electron’s retirement savings plan. Effective July 1, 2001, the two plans were combined into a new savings plan (the “Retirement Plan”). Under the Retirement Plan, employees may elect to contribute up to 25% of their eligible compensation to the Retirement Plan, subject to certain limitations. In 2002 and 2001 our match was 50%, up to the first 6% of eligible employee plan compensation. Employees vest under the Retirement Plan at the rate of 25% per year, with full vesting after four years of service with us. For 2002, 2001 and 2000, we made contributions to the Retirement Plan of approximately $806,000, $674,000 and $804,000, respectively.

15. Merger, Restructuring and Other Costs

     During 2002, 2001 and 2000, the following merger, restructuring and other costs were recorded in expense (in thousands):

	Fiscal Year

	2002	2001	2000

Merger	$356	$5,326	$1,831
Restructuring	524	1,093	—
Other	529	715	—

Total	$1,409	$7,134	$1,831

Merger Costs

     Merger costs recorded during 2002, 2001 and 2000 consisted principally of employee severance, pre-merger employee retention costs, and outside consulting, accounting and legal expenses associated with the Merger. Early in 2000, Thermo Electron announced its intent to sell TCA. In conjunction with this announcement, TCA put in place an employee retention plan, which offered a bonus to certain key employees to continue employment with TCA through the completion of the sale of the company. Upon closure of the Merger, certain Thoratec executives’ stock options accelerated according to their terms. In exchange for a waiver of their rights to immediately exercise these options and to sell the related stock, we put in place a bonus plan to serve as compensation to these executives for that waiver.

     The following table reflects the activity in accrued merger costs for 2002 and 2001 (in thousands):

	Fiscal Year

	2002	2001

Accrued Merger Costs:
Beginning balance	$472	$1,708
Add:
Accruals pursuant to executive waiver agreement	337	684
Accruals pursuant to employee severance agreements	––	2,825
Less:
Payments pursuant to employee severance agreements	––	(4,533)
Payments pursuant to executive waiver agreement	(809)	(212)

Ending balance	$––	$472

     Certain merger costs were recorded directly to expense and did not pass through accrued merger costs. These expenses consisted primarily of legal, audit, consulting and other professional fees related to the Merger and totaled $19,000 for 2002 and $1,817,000 for 2001. All of these expenses have been paid.

Restructuring Costs

     In June 2001, we initiated a restructuring plan (the “Restructuring Plan”) to consolidate all of our VAD manufacturing operations to our facilities in Pleasanton, California. This plan required the closure of our Chelmsford, Massachusetts office and research facility and the relocation of the Woburn, Massachusetts manufacturing operations. We will continue performing some marketing, research and development, and administrative functions at the Woburn facility. We notified the affected employees during the second quarter of 2001, both through direct personal contact and written notification. The Chelmsford facility was closed in February 2002 and all relocation activities were completed in the first quarter of 2003. We expect to receive FDA approval to begin manufacturing our HeartMate product line in Pleasanton in the first half of 2003. Through December 28, 2002, we have recorded $1,617,000 of restructuring charges in accordance with Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and Staff Accounting Bulletin 100, “Restructuring and Impairment Charges.” These charges represent estimated employee severance costs and stock option acceleration charges. As of December 28, 2002, we have paid approximately $741,000 in severance payments to 47 employees related to the restructuring. All remaining severance under the Restructuring Plan is expected to be paid by the end of the first quarter of 2003. The following is a summary of our accrued restructuring costs activity in 2002 and 2001 (in thousands):

	Fiscal Year

	2002	2001

Accrued Restructuring Costs:
Beginning balance	$863	$—
Employee severance accrual	425	995
Payments of employee severance	(609)	(132)

Ending balance	$679	$863

     In addition to the employee severance costs, estimated restructuring costs includes expense related to the acceleration of stock options granted to employees who have been or will be terminated under the Restructuring Plan. In the fiscal years ended 2002 and 2001, $99,000 and $98,000, respectively, of stock options acceleration expense was recorded.

Other Costs

     Other costs of $529,000 were incurred in the fourth quarter of 2002 related to the termination of a European distribution agreement. As of December 28, 2002 none of these costs have been paid.

     Other costs of $715,000 were incurred in the third quarter of 2001 related to the events of September 11, 2001. As of December 29, 2001, the total amount of these costs have been paid.

16. Earnings (Loss) Per Share

     Although Thoratec is the surviving legal entity after the Merger, the Merger is treated as an acquisition of Thoratec by TCA for accounting and financial reporting purposes. The weighted average number of common shares previously reported by TCA has been adjusted for all periods to reflect the exchange ratio of 0.835 to 1.

     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 4,165,000, 5,585,000 and 774,000 shares of common stock were not included in the computations of diluted earnings and losses per share for 2002, 2001 and 2000, respectively, as their inclusion would be antidilutive. In addition, the computation of diluted earnings per share for all years presented excluded the effect of assuming the conversion of our 4.75% subordinated convertible debentures, convertible at $37.62 per share, because their effect would have been antidilutive.

     Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share data):

	2002	2001	2000

Net income (loss) before extraordinary item	$820	$(87,866)	$7,333
Extraordinary item — net of taxes	(309)	—	191

Net income (loss)	$511	$(87,866)	$7,524

Weighted average number of common shares-Basic	56,184	52,336	32,193
Dilutive effect of employee stock options	578	—	16

Weighted average number of common shares-Diluted	56,762	52,336	32,209

Basic and diluted earnings (loss) per common share before extraordinary item	$0.01	$(1.68)	$0.23

Basic and diluted earnings (loss) per common share	$0.01	$(1.68)	$0.23

17. Quarterly Results of Operations (Unaudited)

     The following is a summary of our unaudited quarterly results of operations for the fiscal years 2002 and 2001:

	First	Second	Third	Fourth

	(In thousands, except per share data)
Fiscal Year 2002
Product sales	$29,639	$31,034	$31,105	$39,066
Gross profit	16,475	17,753	18,050	23,442
Net income (loss)	(1,758)	(556)	237	2,588
Basic and diluted earnings (loss) per share	$(0.03)	$(0.01)	$0.00	$0.05

Fiscal Year 2001
Product sales	$21,480	$28,218	$28,666	$35,020
Gross profit	11,440	15,573	15,062	18,469
Net income (loss)	(82,180)	(3,103)	(2,968)	385
Basic and diluted earnings (loss) per share	$(1.88)	$(0.06)	$(0.05)	$0.01

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information under the captions “Election of Directors,” “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2003 annual meeting of stockholders.

Item 11. Executive Compensation

     The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Information” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2003 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2003 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2003 annual meeting of stockholders.

Item 14. Controls and Procedures

(a)	An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

(b)	We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	List of documents filed as part of this report:

1.	Financial Statements and Independent Auditors Report

Reference is made to the Index to Financial Statements under Item 8 of Part II of this report, where these documents are included.

2.	Financial Statement Schedules

Independent Auditors’ Report — Deloitte & Touche LLP

Copy of Previously Issued Report of Independent Public Accountants — Arthur Andersen LLP

Schedule II — Valuation and Qualifying Accounts and Reserves

Other financial statement schedules are not included either because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.	Exhibits filed with Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K).

(b)	Reports on Form 8-K:

None.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Thoratec Corporation:

     We have audited the financial statements of Thoratec Corporation (the “Company”) as of December 28, 2002 and December 29, 2001, and for the years then ended, and have issued our report thereon dated March 7, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in 2002); such financial statements and our report are included elsewhere in this Annual Report on Form 10-K. Our audit also included the 2002 and 2001 financial statement schedules of Thoratec Corporation listed in Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the 2002 and 2001 financial statement schedules, when considered in relation to the 2002 and 2001 basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. The financial statement schedules for the year ended December 30, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated February 5, 2001, that such 2000 financial statement schedules, when considered in relation to the 2000 basic financial statements taken as a whole, presented fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 7, 2003

THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT FROM ARTHUR ANDERSEN LLP (ANDERSEN). ANDERSEN DID NOT PERFORM ANY PROCEDURES IN CONNECTION WITH THIS ANNUAL REPORT ON FORM 10-K. ACCORDINGLY, THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 5, 2001

THORATEC CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Fiscal Years Ended December 28, 2002

	Balance				Balance
	Beginning				End of
	of Year	Additions	Deductions		Year

		(In thousands)
Year Ended December 28, 2002:
Allowance for doubtful accounts	$551	$154	$(467	)(1)	$238
Accrued product warranty	$910	$45	$(260)		$695
Year Ended December 29, 2001:
Allowance for doubtful accounts	$939	$337	$(725	)(1)	$551
Accrued product warranty	$970	$594	$(654)		$910
Year Ended December 30, 2000:
Allowance for doubtful accounts	$1,009	$24	$(94	)(1)	$939
Accrued product warranty	$1,420	$49	$(499)		$970

(1)	Accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.1	Thoratec’s Articles of Incorporation, as amended.
3.2	Thoratec’s By-Laws, as amended.(1)
4.1	Rights Agreement between Thoratec Corporation and Computershare Trust Company, Inc. as Rights Agent dated as of May 2, 2002.(2)
10.1	Thoratec’s 1984 Incentive Stock Option Plan, as amended.(3)
10.2	Sublease dated August 19, 1988, between Thoratec Cardiosystems and Thermedics, as amended by Amendment No. 1 dated January 1, 1990(4); and as further amended by Amendment No. 2 dated as of February 14, 2001.
10.3	Intellectual Property Cross-license Agreement between Thermedics and the Thoratec Cardiosystems dated August 19, 1988.(5)
10.4	Form of Indemnification Agreement between Thoratec Cardiosystems and its officers and directors.(5)
10.5	Agreement for the acquisition of Th. Goldschmidt AG of Certain of the Assets of Thoratec dated March 29, 1989.(6)
10.6	Thoratec’s 1993 Stock Option Plan.(7)
10.7	Agreement dated May 26, 1993, between The Polymer Technology Group Incorporated and the Thoratec Cardiosystems.(8)
10.8	Thoratec’s 1996 Stock Option Plan.(9)
10.9	Thoratec’s 1996 Nonemployee Directors Stock Option Plan, as amended.(10)
10.10	Lease Agreement dated July 25, 1996, between Main Street Associates and Thoratec, as amended.(11)
10.11	First Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(12)
10.12	Second Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(13)
10.13	Thoratec’s 1997 Stock Option Plan, as amended.(14)
10.14	Amended and Restated Directors Stock Option Plan of Thoratec Cardiosystems.(15)
10.15	Amended and Restated Nonqualified Stock Option Plan of Thoratec Cardiosystems.(15)
10.16	Agreement and Plan of Merger by and among Thoratec, Lightning Acquisition Corporation, Thermo Cardiosystems Inc, and Thermo Electron Corporation dated October 3, 2000.(16)
10.17	Registration Rights Agreement by and between Thoratec and Thermo Electron dated October 3, 2000.(16)
10.18	Shareholder Agreement by and between Thoratec and Thermo Electron dated October 3, 2000.(16)
10.19	Lease agreement dated August 16, 1995, between International Technidyne and BHBMC, as amended.(17)
10.20	Employment Agreement by and between Thoratec and D. Keith Grossman, amended as of December 6, 2001.(17)
10.21	Thoratec’s 2002 Employee Stock Purchase Plan.(18)
21	Subsidiaries of Thoratec.(17)
23.1	Independent Auditors’ Consent — Deloitte & Touche LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
24	Power of Attorney — Reference is made to page 74 hereof.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an Exhibit with corresponding exhibit number to Thoratec’s Registration Statement on Form S-1 (Registration No. 2-87293) and incorporated herein by reference.

(2)	Filed as an Exhibit to Thoratec’s Form 8-A12G filed with the SEC on May 3, 2002 (Registration No. 000-49798), and incorporated herein by reference.

(3)	Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990 filed with the SEC on March 28, 1991, and incorporated herein by reference.

(4)	Filed as an Exhibit to Thoratec Cardiosystems’ Annual Report on Form 10-K for the fiscal year ended December 30, 1989 and incorporated herein by reference.

(5)	Filed as an Exhibit to Thoratec Cardiosystems’ Registration Statement on Form S-1 (Registration No. 33-25144) and incorporated herein by reference.

(6)	Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended December 30, 1989 filed with the SEC on March 30, 1990, and incorporated herein by reference.

(7)	Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended January 1, 1994 filed with the SEC on March 22, 1994, and incorporated herein by reference.

(8)	Filed as an Exhibit to Thoratec Cardiosystems’ Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1993 and incorporated herein by reference.

(9)	Filed as an Exhibit to Thoratec’s Registration Statement on Form S-8 filed with the SEC on September 12, 1996, (Registration No. 333-11883) and incorporated herein by reference.

(10)	Filed as an Exhibit to Thoratec’s Registration Statement on Form S-8 filed with the SEC on June 16, 1999 (Registration No. 333-80807), and incorporated herein by reference.

(11)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996, filed with the SEC on August 13, 1996, and incorporated herein by reference.

(12)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997, filed with the SEC on July 30, 1997, and incorporated herein by reference.

(13)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997 filed with the SEC on November 12, 1997, and incorporated herein by reference.

(14)	Filed as an Exhibit to Thoratec’s Registration Statement on Form S-3 filed with the SEC on January 24, 2002 (Registration No. 333-72128), and incorporated herein by reference.

(15)	Filed as an Exhibit to Thoratec Cardiosystems’ Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999 and incorporated herein by reference.

(16)	Filed as an Annex to Thoratec’s Registration Statement on Form S-4/A, filed with the SEC on December 29, 2000 (Registration No. 333-72128), and incorporated herein by reference.

(17)	Filed as an Exhibit to Thoratec’s Form 10-K405 filed with the SEC on March 15, 2002 (Registration No. 033-72502), and incorporated herein by reference.

(18)	Filed as an Exhibit to Thoratec’s Form S-8 POS filed with the SEC on July 1, 2002 (Registration No. 333-90768), and incorporated herein by reference.

CERTIFICATION

OF CHIEF EXECUTIVE OFFICER

I, D. Keith Grossman, Chief Executive Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Thoratec Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this Annual Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ D. KEITH GROSSMAN D. Keith Grossman, Chief Executive Officer

CERTIFICATION

OF CHIEF FINANCIAL OFFICER

I, M. Wayne Boylston, Chief Financial Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Thoratec Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this Annual Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ M. WAYNE BOYLSTON M. Wayne Boylston, Sr. Vice President, Chief Financial Officer

SIGNATURES

     In accordance with Section 13 or Section 15(d) of the Exchange Act, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of March 2003.

THORATEC CORPORATION

By:	/s/ D. KEITH GROSSMAN D. Keith Grossman Chief Executive Officer

Date: March 19, 2003

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints D. Keith Grossman and M. Wayne Boylston, and each of them, his true and lawful attorney-in-fact, with full power of substitution and resubstitution, to act for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virture hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Thoratec Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. KEITH GROSSMAN D. Keith Grossman	Chief Executive Officer, President and Director	March 19, 2003

/s/ HOWARD E. CHASE Howard E. Chase	Director	March 19, 2003

/s/ J. DANIEL COLE J. Daniel Cole	Director	March 19, 2003

/s/ J. DONALD HILL J. Donald Hill	Director and Chairman of the Board of Directors	March 19, 2003

/s/ WILLIAM M. HITCHCOCK William M. Hitchcock	Director	March 19, 2003

/s/ GEORGE W. HOLBROOK, JR. George W. Holbrook, Jr.	Director	March 19, 2003

/s/ THEO MELAS-KYRIAZI Theo Melas-Kyriazi	Director	March 19, 2003

/s/ DANIEL M. MULVENA Daniel M. Mulvena	Director	March 19, 2003

/s/ M. WAYNE BOYLSTON M. Wayne Boylston	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 19, 2003