Form 10-Q
period 2003-03-29
THORATEC CORP
filed 2003-05-13
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

     [X]     Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2003

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No   [ ]

     As of May 9, 2003 registrant had 55,386,202 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands)

	March 29,	December 28,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$48,747	$42,044
Short-term available-for-sale investments	—	3,439
Receivables, net of allowances of $192 in 2003 and $238 in 2002	24,548	27,593
Inventories	39,122	38,835
Deferred tax asset	11,888	12,182
Prepaid expenses and other assets	3,452	2,517

Total Current Assets	127,757	126,610

Property, plant and equipment, net	24,682	24,715
Long-term available-for-sale investments	31,981	30,051
Goodwill	96,492	96,492
Purchased intangible assets, net	181,259	184,282
Long-term deferred tax asset	3,836	5,244
Other assets	1,078	1,038

Total Assets	$467,085	$468,432

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,574	$6,319
Accrued compensation	5,398	6,372
Accrued merger, restructuring and other	103	1,208
Estimated liabilities for warranty, legal and other	1,171	1,304
Other accrued liabilities	3,832	3,435

Total Current Liabilities	16,078	18,638

Long-term deferred tax liability and other	74,223	75,454

Total Liabilities	90,301	94,092

Shareholders’ Equity:
Common shares; 100,000 authorized; issued and outstanding 55,168 in 2003 and 55,037 in 2002	410,999	410,266
Deferred compensation	(3,435)	(3,735)
Accumulated deficit	(30,995)	(32,412)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	63	91
Unrealized gain on investment	152	130

Total accumulated other comprehensive income	215	221

Total Shareholders’ Equity	376,784	374,340

Total Liabilities and Shareholders’ Equity	$467,085	$468,432

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(in thousands, except per share data)

	Three Months Ended

	March 29, 2003	March 30, 2002

Product sales	$36,062	$29,639
Cost of product sales	14,891	13,164

Gross profit	21,171	16,475

Operating expenses:
Selling, general and administrative	10,060	8,719
Research and development	6,260	6,903
Amortization of purchased intangible assets	3,096	3,096
Merger, restructuring and other costs	(57)	321

Total operating expenses	19,359	19,039

Income (loss) from operations	1,812	(2,564)
Interest and other income (expense) - net	512	(368)

Income (loss) before income tax expense (benefit)	2,324	(2,932)
Income tax expense (benefit)	906	(1,174)

Net income (loss)	$1,418	$(1,758)

Net income (loss) per share:
Basic and diluted	$0.03	$(0.03)

Shares used to compute net income (loss) per share:
Basic	55,057	56,650
Diluted	55,534	56,650

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,418	$(1,758)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,566	4,226
Amortization of deferred compensation	300	279
Non-cash compensation	4	61
Change in net deferred tax liability	599	(766)
Changes in assets and liabilities:
Receivables	3,003	3,139
Inventories	(344)	(3,129)
Prepaid expenses and other assets	(957)	(276)
Accounts payable and other liabilities	(2,405)	(4,652)

Net cash provided by (used in) operating activities	6,184	(2,876)

Cash flows from investing activities:
Purchases of available-for-sale investments	(4,439)	—
Sales of available-for-sale investments	5,709	—
Reclassification from restricted cash and cash equivalents	—	45,883
Purchases of property, plant and equipment	(1,317)	(1,280)

Net cash provided by (used in) in investing activities	(47)	44,603

Cash flows from financing activities:
Proceeds from stock option exercises	622	617
Proceeds from common stock offering	—	15,452
Repayment of convertible debentures	—	(54,838)
Repurchase of common stock	—	(1,810)

Net cash provided by (used in) financing activities	622	(40,579)
Effect of exchange rate changes on cash	(56)	(6)

Net increase in cash and cash equivalents	6,703	1,142
Cash and cash equivalents at beginning of period	42,044	91,725

Cash and cash equivalents at end of period	$48,747	$92,867

Supplemental Cash Flow Disclosure:
Cash paid for taxes	$260	$54
Cash paid for interest	$—	$839
Supplemental Disclosure of Noncash Investing and Financing Activities:
Reclassification of assembled workforce, net of taxes	$—	$1,334
Tax benefit related to stock option exercises	$107	$147

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)
(in thousands)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net income(loss)	$1,418	$(1,758)

Other net comprehensive income (loss):
Unrealized gain on investments	22	—
Foreign currency translation adjustments	(28)	(9)

Comprehensive income (loss)	$1,412	$(1,767)

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of Thoratec Corporation, referred to as “we”, “our”, “Thoratec”, or the “Company” have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, or the SEC, without audit and, in our opinion, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at March 29, 2003, our results of operations for the three-month periods ended March 29, 2003 and March 30, 2002 and cash flows for the three-month periods ended March 29, 2003 and March 30, 2002. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2002 consolidated financial statements filed with the SEC in our Annual Report on Form 10-K. The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

     The preparation of our condensed consolidated financial statements included herein necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

     We have made certain reclassifications of 2002 amounts to conform to the current presentation.

2. Merger of Thoratec and TCA

     Our merger with Thermo Cardiosystems Inc., or TCA, was completed on February 14, 2001, which we refer to as the Merger. The Merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of TCA owned the majority of our common stock after the Merger. TCA was considered the acquiror for accounting and financial reporting purposes. Due to the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair market values at the date of acquisition.

     As a result of the Merger, $76,858,000 relating to in-process research and development, or IPR&D, was expensed in the first quarter of 2001. The one-time write-off of IPR&D related to four technology projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. One of the projects was completed in 2002. There have been no significant developments subsequent to the Merger related to the current status of any of the three remaining IPR&D projects that would result in material changes to the assumptions or resulting valuation performed at the time of the Merger. Development of IPR&D projects continues and while the timing of completion of these projects may vary due to the highly regulated and technical nature of our products, current estimates remain materially consistent with our initial estimates

3. New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, including legal obligations. The adoption of SFAS No. 143 as of the beginning of fiscal year 2003 did not have any impact on our financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, (“Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”) which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in Accounting Principle Board, or APB, Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, shall be included in operating earnings and not presented separately as an extraordinary item. We adopted SFAS No. 145 at the beginning of fiscal year 2003. Upon adoption, we reclassified the extraordinary loss on extinguishment of debt incurred in the first quarter of 2002 of $0.5 million to interest and other income (expense)-net.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (Including Certain Costs Incurred in a Restructuring).” The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In November 2002, the FASB issued Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN No. 45 were effective for us as of fiscal year end 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 28, 2002. We do not expect that the recognition provisions of FIN No. 45 will have a material impact upon our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. We do not expect to change to use the fair value based method of accounting for stock-based financial position, results of operations or cash flows.

     We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are recorded in common stock. The fair value of each option granted is estimated using the Black-Scholes option pricing model. If compensation cost for our stock-based plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of FASB Statement No. 123, our reported net income (loss) would have been adversely affected, as shown in the following table (in thousands, except per share data):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net income (loss):
As reported	$1,418	$(1,758)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	383	407
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(2,157)	$(2,438)

Pro forma	$(356)	$(3,789)

Basic and diluted earnings (loss) per share:
As reported	$0.03	$(0.03)
Pro forma	$(0.01)	$(0.07)

     The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made:

	Three Months Ended

	March 29,	March 30,
	2003	2002

Risk-free interest rate	3.83%	4.79%
Expected volatility	69%	69%
Expected option life	3.85 years	3.85 years
Dividends	None	None

4. Inventories

     Inventories consist of the following (in thousands):

	As of

	March 29,	December 28,
	2003	2002

Finished goods	$21,501	$22,119
Work in process	8,141	6,645
Raw materials	9,480	10,071

Total	$39,122	$38,835

5. Property, Plant and Equipment

     Property, plant, and equipment consist of the following (in thousands):

	As of

	March 29,	December 28,
	2003	2002

Property, plant and equipment, at cost	$50,250	$49,355
Less accumulated depreciation	(25,568)	(24,640)

Total	$24,682	$24,715

6. Goodwill and Other Intangible Assets

     The change in the carrying amount of goodwill, which is only attributable to our Cardiovascular business segment, for the three-month periods ended March 29, 2003 and March 30, 2002 was as follows (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Beginning balance	$96,492	$95,209
Reclassification of assembled workforce, net of taxes	—	1,334
Adjustment to reflect resolution of pre-merger contingency	—	(51)

Ending balance	$96,492	$96,492

     The components of identifiable intangible assets, consisting primarily of patents and trademarks, core technology and developed technology, which are included in purchased intangible assets on the consolidated balance sheets, are as follows (in thousands):

	As of March 29, 2003

	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount

Patents and Trademarks	$37,478	$(7,694)	$29,784
Core Technology	37,181	(3,950)	33,231
Developed Technology	132,301	(14,057)	118,244

Total Purchased Intangible Assets	$206,960	$(25,701)	$181,259

	As of December 28, 2002

	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount

Patents and Trademarks	$37,478	$(6,789)	$30,689
Core Technology	37,181	(3,486)	33,695
Developed Technology	132,301	(12,403)	119,898

Total Purchased Intangible Assets	$206,960	$(22,678)	$184,282

     For the three months ended March 29, 2003, purchased intangible assets amortization expense also included $73,000 of amortization of deferred compensation recorded at the time of the Merger related to the valuation of stock options.

     As of the beginning of fiscal 2002, the purchased intangible asset associated with the assembled workforce in the amount of $1,334,000, net of accumulated amortization of $381,000 and taxes of $897,000, was reclassified to goodwill.

     Amortization expense related to identifiable intangible assets for both of the three month periods ended March 29, 2003 and March 30, 2002 was $3,096,000. Amortization expense is expected to be approximately $12,300,000 for each of the next five years. The purchased intangible assets have estimated useful lives of eight to twenty years.

7. Product Warranty

     The majority of our products are covered by a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated. The change in accrued warranty expense for the three months ended March 29, 2003 and March 30, 2002 is summarized in the following table (in thousands):

	Balance	Charges to		Balance
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

Three months ended March 29, 2003	$695	$36	$(48)	$683
Three months ended March 30, 2002	$910	$124	$(102)	$932

8. Merger, Restructuring and Other Costs

     Merger, restructuring and other costs were recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended

	March 29	March 30,
	2003	2002

Merger	$—	$137
Restructuring	(57)	184
Other	—	—

Total	$(57)	$321

Merger Costs

     The following table reflects the activity in accrued merger costs for the three-month periods ended March 29, 2003 and March 30, 2002 (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Accrued Merger Costs:
Beginning balance	$—	$472
Add:	—
Accruals pursuant to executive waiver agreement	—	137
Less:
Payments pursuant to executive waiver agreement	—	(811)

Ending balance	$—	$(202)

     All merger activities and related expenses were completed in the third quarter of 2002. Merger costs recorded during the three months ended March 30, 2002 consisted of executive waiver agreement expenses. In accordance with the executive waiver agreements, payments to the executives occurred at the one-year anniversary of the Merger, although the executives continued to be restricted from exercising some of their options and selling the related stock for an additional six months following the one-year anniversary date. The total expense related to the waiver agreements of $811,000 was amortized over the 18-month waiver period. As of March 30, 2002, the ending balance of accrued merger costs was reclassified to prepaid expenses and other in the accompanying condensed consolidated balance sheet.

Restructuring Costs

     From the inception of our plan to consolidate all of our ventricular assist device, or VAD, manufacturing operations, which we call the Restructuring Plan, through March 29, 2003, we have recorded $1,556,000 of restructuring charges in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges represent estimated employee severance costs and stock option acceleration charges. Since the announcement of the Restructuring Plan, we have paid approximately $1,261,000 in severance payment to 74 employees. Early in the second quarter of 2003, we received approval from the United States Food and Drug Administration, or FDA, to begin manufacturing our HeartMate VAD products in our Pleasanton, California manufacturing facility. We have completed the relocation of the HeartMate manufacturing from Woburn, Massachusetts and final severance costs will be paid in the second quarter of 2003. The following is a summary of our accrued restructuring costs activity for the three-month periods ended March 29, 2003 and March 30, 2002 (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Accrued Restructuring Costs:
Beginning balance	$679	$863
Employee severance accrual	—	144
Reduction of accrual	(61)	—
Payments of employee severance	(521)	(126)

Ending balance	$97	$881

     For the three months ended March 29, 2003 and March 30, 2002 in addition to the employee severance costs, estimated restructuring costs included expense related to the acceleration of stock options granted to employees who were terminated under the Restructuring Plan. In the three-month periods ending March 29, 2003 and March 30, 2002, $4,000 and $40,000, respectively, of stock option acceleration expense was recorded.

Other Costs

     Other costs of $529,000 were incurred in the fourth quarter of 2002 related to the termination of a European distribution agreement. In the first quarter of 2003, $523,000 of this amount was paid.

9. Income Taxes

     Our effective tax provision rate was 39% for the three-month period ended March 29, 2003. For the three-month period ended March 30, 2002, our effective tax benefit rate was 40%. The effective tax provision rate for the first quarter of 2003 and the effective tax benefit rate for the first quarter of 2002 both differed from the statutory federal income tax rate primarily due to the impact of state taxes.

     At March 29, 2003 and December 28, 2002, we reported a net deferred tax liability of approximately $57,148,000 and $56,655,000, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.

10. Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share were calculated as follows:

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net income (loss)	$1,418	$(1,758)

Weighted average number of common shares-basic	55,057	56,650
Dilutive effect of employee stock options	477	—

Weighted average number of common shares-diluted	55,534	56,650

Net income (loss) per common share-basic and diluted	$0.03	$(0.03)

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Of the options to purchase shares of common stock outstanding as of March 29, 2003, 5,528,000 shares of common stock were not included in the computation of the diluted income (loss) per share as their inclusion would be antidilutive. Of the options to purchase shares of common stock outstanding as of March 30, 2002, all shares were excluded from the computation of diluted net loss per share as their inclusion would be antidilutive due to our net loss during the period.

11. Business Segment and Geographical Data

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

     Business Segments (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Product sales:
Cardiovascular	$23,908	$18,691
ITC	12,154	10,948

Total product sales	$36,062	$29,639

Income (loss) before income taxes:
Cardiovascular	$3,788	$(378)
ITC	2,349	2,187
Corporate (a)	(1,286)	(956)
Amortization of purchased intangibles (b)	(3,096)	(3,096)
Merger, restructuring and other costs (b)	57	(321)

Total operating income ( loss)	1,812	(2,564)
Interest and other income (expense), net	512	(368)

Income (loss) before income taxes	$2,324	$(2,932)

(a)	Represents primarily general and administrative expenses not specifically identified to any particular business segment.

(b)	Related to the Cardiovascular segment.

     Geographic Areas (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Product sales:
Domestic	$30,028	$24,751

Europe	4,191	3,281
All other international	1,843	1,607

Total international	6,034	4,888

Total	$36,062	$29,639

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Form 10-Q may contain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “hope”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the results of clinical trials, governmental regulatory approval processes, plans to develop and market new products, market acceptance of new products, announcements by our competitors, an intensely competitive market, the ability to improve financial performance, and other factors identified in our Annual Report on Form 10-K for 2002 which we filed with the Securities and Exchange Commission, or the SEC. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this Form 10-Q, and our Annual Report on Form 10-K for 2002 filed with the SEC.

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

The Merger with Thermo Cardiosystems

     The Merger of Thoratec with Thermo Cardiosystems, Inc., or TCA, was completed on February 14, 2001. We issued new shares of our common stock to the shareholders of TCA in exchange for all the outstanding common stock of TCA at an exchange ratio of 0.835 shares of Thoratec stock for each share of TCA stock. The Merger was accounted for as a reverse acquisition because former shareholders of TCA owned a majority of our outstanding stock subsequent to the Merger. For accounting purposes, TCA is deemed to have acquired Thoratec.

Restructuring Plan

     From the inception of our plan to consolidate all of our VAD manufacturing operations, which we call the Restructuring Plan, through March 29, 2003, we have recorded $1.6 million of restructuring charges in accordance with Emerging Issues Task Force, or EITF, issue No. 94-3, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges represent estimated employee severance costs and stock option acceleration charges. We have paid approximately $1.3 million in severance payments to 74 employees since the commencement of the Restructuring Plan.

     On April 4, 2003, the FDA approved a Pre-Market Approval, or PMA, Supplement to consolidate our cardiovascular device manufacturing activities at our Pleasanton, California headquarters. As a result, we will now manufacture our HeartMate left ventricular assist system, or LVAS, devices in Pleasanton, ending manufacturing activities at our facility in Woburn, Massachusetts that we acquired through our Merger. The final severance payments will be made in the second quarter of 2003.

Other Recent Events

     On April 7, 2003, the FDA approved our PMA Supplement allowing the use of our HeartMate XVE LVAS for Destination Therapy, or the permanent support for end-stage heart failure patients who are not eligible for heart transplantation. The XVE is an enhanced version of the HeartMate SNAP-VE device approved in November 2002 for use for Destination Therapy. The XVE incorporates a number of significant improvements over earlier versions of the HeartMate VE. The device changes were designed to ease implantation, provide for longer and more reliable device life and improve patient outcomes.

Results of Operations

Three months ended March 2003 and 2002

Product Sales

     Product sales in the first quarter of 2003 were $36.0 million compared to $29.6 million in the first quarter of 2002, an increase of approximately $6.4 million, or 22%. This increase is primarily attributable to an increase in the number of VAD units sold both domestically and internationally of $4.4 million, higher sales of graft products of $0.8 million, and higher sales of blood coagulation testing equipment and incision products of $1.2 million.

Gross Profit

     Gross profit was $21.2 million, representing 59% of product sales, for the first quarter of 2003 compared to $16.5 million, representing 56% of product sales, for the first quarter of 2002. The increase in gross profit percentage was primarily a result of higher average selling prices for international VAD products due principally to customer mix between the two periods, lower merger related employee retention costs and higher sales of higher margin coagulation products.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $10.1 million, or 28% of product sales, in the first quarter of 2003, from $8.7 million, or 29% of product sales, in the first quarter of 2002. While selling, general and administrative expenses were generally consistent as a percentage of sales from period to period, the increase in expense dollars was primarily due to higher employee related costs, expenses related to increased marketing efforts and business development activities and increased insurance costs.

Research and Development

     Research and development expenses decreased to $6.3 million, or 17% of product sales, in the first quarter of 2003, from $6.9 million, or 23% of product sales, in the first quarter of 2002. This decrease was primarily due to lower spending on certain cardiovascular projects, partially offset by slightly higher spending on the development of a new hand-held point of care blood analyzer product.

Amortization of Purchased Intangible Assets

     Amortization of identified purchased intangible assets remained consistent from the first quarter of 2002 to the first quarter of 2003 at $3.0 million. Intangible assets are being amortized over their estimated useful lives of eight to twenty years.

Merger, Restructuring and Other Costs

     Merger, restructuring and other costs in the first quarter of 2003 were $57,000 of reduction in expense compared to $321,000 of expense in the first quarter of 2002. Merger activities and related expenses were completed in the third quarter of 2002. Due to the winding down of our restructuring activities, the restructuring accrual was reduced in the first quarter of 2003 to estimate actual remaining severance activity.

Interest and Other Income (Expense) - Net

     Interest and other income (expense) – net was $0.5 million in the first quarter of 2003 compared to $(0.4) million in the first quarter of 2002. Interest expense decreased by $0.5 million and other income (expense) increased by $0.6 million from 2002 to 2003 primarily due to the repayment of our subordinated debentures in the first quarter of 2002 and the related write-off of unamortized debt issuance costs. These increases were partially offset by a decrease in interest income from 2002 to 2003 due to lower interest rates.

Income Taxes

     Our effective income tax expense rate was 39% for the three-month period ended March 29, 2003. For the three-month period ended March 30, 2002, our effective income tax benefit rate was 40%. The effective income tax expense rate for the current fiscal quarter and the effective income tax benefit rate for the prior fiscal quarter differed from the statutory federal income tax rate primarily due to the impact of state taxes.

Liquidity and Capital Resources

     At March 29, 2003, we had working capital of $111.7 million compared with $107.9 million at December 28, 2002. Cash and cash equivalents at March 29, 2003 were $48.7 million compared to $42.0 million at December 28, 2002, an increase of $6.7 million.

     During the first three months of 2003, cash provided by operating activities was $6.2 million. This results from the combination of our net income of $1.4 million and $5.5 million of items not affecting first quarter 2003 cash flows, primarily depreciation and amortization expenses, less changes in working capital of $0.7 million. The change in working capital in the first quarter of 2003 was due principally to a decrease in accounts payable and other accrued liabilities and increases in inventory and prepaid and other assets, partially offset by a decrease in accounts receivable. Net cash used in operating activities of $2.9 million in the first quarter of 2002. This results from the combination of our net loss of $1.8 million and $4.9 million of items not affecting first quarter 2002 cash flows, primarily depreciation and amortization expenses, less changes in working capital of $6.0 million.

     During the first three months of 2003, $47,000 of cash was used in our investing activities compared to $44.6 million of cash provided in the first three months of 2002. During the first three months of 2003, we purchased $4.4 million in short-term and long-term investments and $1.3 million of cash was used for capital expenditures. These uses of cash for investing activities were partially offset by sales of short-term and long-term investments of $5.7 million. Cash provided in the first quarter of 2002 was due to the reclassification of $45.9 million from restricted cash to retire our subordinated debentures, partially offset by $1.3 million used for capital expenditures.

     During the first three months of 2003, $0.6 million of cash was provided by financing activities compared to $40.6 million of cash used in financing activities in the first three months of 2002. Cash provided in the first quarter of 2003 was due to proceeds from the exercise of common stock options. Cash used in the first quarter of 2002 was due to $54.8 million to retire our subordinated debentures and $1.8 million to repurchase our common stock, partially offset by $15.5 million net proceeds received in a public stock offering and $0.6 million provided from exercises of common stock options.

     We believe that our cash on-hand, short-term available-for-sale investments and expected cash flow from operations will be sufficient to fund our operations and capital requirements for the foreseeable future. We expect that our operating expenses will increase in future periods as we spend more on product manufacturing, marketing and research and development of new product lines.

     The impact of inflation on our financial position and results of operations was not significant during the three-month periods ended March 2003 and March 2002.

Critical Accounting Policies

     We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and associated risks related to those policies on our business operations is discussed below and in our fiscal 2002 consolidated financial statements filed with the SEC in our annual report on Form 10-K.

     In April 2002, the FASB issued SFAS No. 145, (“Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”) which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in Accounting Principle Board, or APB, Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” shall be included in operating earnings and not presented separately as an extraordinary item. We adopted SFAS No. 145 at the beginning of fiscal year 2003. Upon adoption, we reclassified the extraordinary loss incurred in 2002 of $0.5 million to interest and other income (expense)-net.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. We do not expect to change to use the fair value based method of accounting for stock-based financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Short-Term and Long-Term Investments

     Our exposure to market risk for changes in interest rates relates to our investment portfolio. The investment portfolio is made up of cash equivalent and marketable security investments in money market funds and debt instruments of government agencies and high quality corporate issuers. All investments are carried at market value and are treated as available-for-sale. All investments mature within two years or less from the date of purchase. The holdings of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline which could result in a loss if we are forced to sell an investment before the scheduled maturity. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products. The employees report into our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates. The resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency balances (the result of foreign sales, foreign expenses, and intercompany transactions) in our wholly owned subsidiary in the United Kingdom at the period-end exchange rate into the functional currency of our subsidiary results in foreign currency exchange gains and losses. These foreign currency exchange gains and losses are included in interest and other income-net and were not material for the three-month periods ended March 29, 2003 and March 30, 2002. Currently, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations. To date, we have not entered into any significant foreign currency hedging contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange, however, we are currently evaluating possible future use of such contracts and instruments.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect disclosure controls subsequent to their evaluation.

     Our management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Lease Agreement Between NJ Mortgage Acquisition, LLC and International Technidyne Corporation Dated February 21, 2003.

10.2	Lease Agreement Between Franklin Four LLC and Thoratec Corporation Dated January 8, 2003.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: May 13, 2003	/s/ D. Keith Grossman

D. Keith Grossman, Chief Executive Officer

Date: May 13, 2003	/s/ M. Wayne Boylston

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ D. Keith Grossman

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ M. Wayne Boylston

M. Wayne Boylston Senior Vice President, Chief Financial Officer