Form 10-Q
period 2003-06-28
THORATEC CORP
filed 2003-08-11
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2003

or

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

     As of August 5, 2003 registrant 55,640,106 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1.	Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 28, 2003 and December 28, 2002
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 28, 2003 and June 29, 2002
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2003 and June 29, 2002
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 28, 2003 and June 29, 2002
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure of Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 4.	Submission of Matters to a Vote of Security Shareholders
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands)

	June 28,	December 28,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$57,545	$42,044
Short-term available-for-sale investments	––	3,439
Receivables, net of allowances of $221 in 2003 and $238 in 2002	26,433	27,593
Inventories	37,409	38,835
Deferred tax asset	11,546	12,182
Prepaid expenses and other assets	2,772	2,517

Total Current Assets	135,705	126,610

Property, plant and equipment, net	24,808	24,715
Long-term available-for-sale investments	31,731	30,051
Goodwill	96,492	96,492
Purchased intangible assets, net	178,235	184,282
Long-term deferred tax asset	3,242	5,244
Other assets	1,056	1,038

Total Assets	$471,269	$468,432

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,207	$6,319
Accrued compensation	5,939	6,372
Accrued merger, restructuring and other	––	1,208
Estimated liabilities for warranty, legal and other	1,411	1,304
Other accrued liabilities	3,193	3,435

Total Current Liabilities	15,750	18,638

Long-term deferred tax liability and other	73,001	75,454

Total Liabilities	88,751	94,092

Shareholders’ Equity:
Common shares; 100,000 authorized; issued and outstanding 55,570 in 2003 and 55,037 in 2002	415,330	410,266
Deferred compensation	(3,136)	(3,735)
Accumulated deficit	(29,972)	(32,412)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	147	91
Unrealized gain on investment	149	130

Total accumulated other comprehensive income	296	221

Total Shareholders’ Equity	382,518	374,340

Total Liabilities and Shareholders’ Equity	$471,269	$468,432

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Product sales	$36,156	$31,034	$72,218	$60,673
Cost of product sales	14,651	13,281	29,542	26,445

Gross profit	21,505	17,753	42,676	34,228

Operating expenses:
Selling, general and administrative	11,169	9,847	21,229	18,566
Research and development	6,279	6,083	12,539	12,985
Amortization of purchased intangible assets	3,096	3,096	6,192	6,192
Merger, restructuring and other costs	(67)	506	(124)	827

Total operating expenses	20,477	19,532	39,836	38,570

Income (loss) from operations	1,028	(1,779)	2,840	(4,342)
Interest and other income — net	649	854	1,160	485

Income (loss) before income tax expense (benefit)	1,677	(925)	4,000	(3,857)
Income tax expense (benefit)	654	(369)	1,560	(1,543)

Net income (loss)	$1,023	$(556)	$2,440	$(2,314)

Net income (loss) per share, basic and diluted	$0.02	$(0.01)	$0.04	$(0.04)

Shares used to compute net income (loss) per share:
Basic	55,394	56,799	55,226	56,725
Diluted	56,891	56,799	56,240	56,725

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Six Months Ended

	June 28,	June 29,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,440	$(2,314)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,234	8,365
Amortization of deferred compensation	599	559
Non-cash compensation	4	152
Change in net deferred tax liability	1,140	(1,261)
Changes in assets and liabilities:
Receivables	1,225	3,639
Inventories	1,499	(7,052)
Prepaid expenses and other assets	(274)	(106)
Accounts payable and other liabilities	(3,022)	(2,936)

Net cash provided by (used in) operating activities	12,845	(954)

Cash flows from investing activities:
Purchases of available-for-sale investments	(4,439)	—
Sales of available-for-sale investments	5,709	—
Reclassification from restricted cash and cash equivalents	––	45,884
Purchases of property, plant and equipment	(2,831)	(3,666)

Net cash provided by (used in) investing activities	(1,561)	42,218

Cash flows from financing activities:
Proceeds from stock option exercises	3,571	643
Proceeds from common stock offering	––	15,446
Proceeds from common stock issued under ESPP	578	––
Repayment of convertible debentures	––	(54,838)
Repurchase of common stock	––	(6,033)

Net cash provided by (used in) financing activities	4,149	(44,782)
Effect of exchange rate changes on cash	68	48

Net increase (decrease) in cash and cash equivalents	15,501	(3,470)
Cash and cash equivalents at beginning of period	42,044	91,726

Cash and cash equivalents at end of period	$57,545	$88,256

Supplemental Cash Flow Disclosure:
Cash paid for taxes	$722	$180
Cash paid for interest	––	839
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of assembled workforce, net of taxes	$––	$1,334
Tax benefit related to stock option exercises	911	147

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income (loss)	$1,023	$(556)	$2,440	$(2,314)

Other net comprehensive income (loss):
Unrealized gain (loss) on investments	(2)	—	19	—
Foreign currency translation adjustments	84	60	56	50

Comprehensive income (loss)	$1,105	$(496)	$2,515	$(2,264)

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of Thoratec Corporation, referred to as “we”, “our”, “Thoratec”, or the “Company” have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, or the SEC, without audit and, in our opinion, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at June 28, 2003 and December 28, 2002, our results of operations for the three-month and six-month periods ended June 28, 2003 and June 29, 2002 and cash flows for the six-month periods ended June 28, 2003 and June 29, 2002. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2002 consolidated financial statements filed with the SEC in our Annual Report on Form 10-K. The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

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

     In April 2002, the FASB issued SFAS No. 145, (“Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”) which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in Accounting Principle Board, or APB, Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, shall be included in operating earnings and not presented separately as an extraordinary item. We adopted SFAS No. 145 at the beginning of fiscal year 2003. Upon adoption, we reclassified the extraordinary loss on extinguishment of debt incurred in the first quarter of 2002 of $515,000 to interest and other income (expense)-net.

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

     In November 2002, the FASB issued Financial Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN No. 45 were effective for us as of fiscal year end 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 28, 2002. We do not expect that the recognition provisions of FIN No. 45 will have a material impact upon our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. Currently we are evaluating the impact of the adoption of the use of the fair value based method of accounting for stock-based financial position, results of operations and cash flows.

     We account for stock-based compensation to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are recorded in common stock. Similarly, no accounting recognition is given to our recently implemented employee stock purchase plan until a purchase occurs. Upon purchase, net proceeds are recorded in common stock. Under fair value recognition provisions of SFAS No. 123, the fair value of each option granted as a stock option or as an option to purchase shares under the employee stock purchase plan is estimated using the Black-Scholes option pricing model. If compensation cost for our stock-based plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, our reported net income (loss) would have been adversely affected, as shown in the following table (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income (loss):
As reported	$1,023	$(556)	$2,440	$(2,314)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	––	55	4	93
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,670)	(2,459)	(3,448)	(4,528)

Pro forma	$(647)	$(2,960)	$(1,004)	$(6,749)

Basic and diluted earnings (loss) per share:
As reported	$0.02	$(0.01)	$0.04	$(0.04)
Pro forma	$(0.01)	$(0.05)	$(0.04)	$(0.12)

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have an impact on Thoratec’s financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have an impact on Thoratec’s financial position, results of operations or cash flows.

4. Inventories

     Inventories consist of the following (in thousands):

	As of

	June 28,	December 28,
	2003	2002

Finished goods	$20,830	$22,119
Work in process	5,544	6,645
Raw materials	11,035	10,071

Total	$37,409	$38,835

5. Property, Plant and Equipment

     Property, plant, and equipment consist of the following (in thousands):

	As of

	June 28,	December 28,
	2003	2002

Property, plant and equipment, at cost	$51,510	$49,355
Less accumulated depreciation	(26,702)	(24,640)

Total	$24,808	$24,715

6. Goodwill and Other Intangible Assets

     The changes in the carrying amount of goodwill, which is only attributable to our Cardiovascular business segment, for the six-month periods ended June 28, 2003 and June 29, 2002 were as follows (in thousands):

	Six Months Ended

	June 28,	June 29,
	2003	2002

Beginning balance	$96,492	$95,209
Reclassification of assembled workforce, net of taxes	––	1,334
Adjustment to reflect resolution of pre-merger contingency	––	(51)

Ending balance	$96,492	$96,492

     The components of identifiable intangible assets, consisting primarily of patents and trademarks, core technology and developed technology, which are included in purchased intangible assets on the consolidated balance sheets, were as follows (in thousands):

	As of June 28, 2003

	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount

Developed Technology	$132,301	$(15,710)	$116,591
Core Technology	37,181	(4,415)	32,766
Patents and Trademarks	37,478	(8,600)	28,878

Total Purchased Intangible Assets	$206,960	$(28,725)	$178,235

	As of December 28, 2002

	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount

Developed Technology	$132,301	$(12,403)	$119,898
Core Technology	37,181	(3,486)	33,695
Patents and Trademarks	37,478	(6,789)	30,689

Total Purchased Intangible Assets	$206,960	$(22,678)	$184,282

     As of the beginning of fiscal 2002, the purchased intangible asset associated with the assembled workforce in the amount of $1,334,000, net of accumulated amortization of $381,000 and taxes of $897,000, was reclassified to goodwill.

     Amortization expense related to identifiable intangible assets for the three month and six month periods ended June 28, 2003 and June 29, 2002 was $3,096,000, $6,192,000, $3,096,000 and $6,192,000, respectively. For the three and six months ended June 28, 2003 and June 20, 2002, purchased intangible assets amortization expense also included $72,000, $144,000, $72,000 and $144,000, respectively, of amortization of deferred compensation recorded at the time of the Merger related to the valuation of stock options. Amortization expense is expected to be approximately $12,300,000 for each of the next five years. The purchased intangible assets have estimated useful lives of eight to twenty years.

7. Common Stock

     On May 30, 2003, our 1996 Nonemployee Directors Stock Option Plan (“Directors Option Plan”) and our 1997 Stock Option Plan (“1997 SOP”) were amended by approval of a vote of our Company’s shareholders. These amendments increased the number of shares of our common stock reserved for issuance of options granted under the Directors Option Plan and the 1997 SOP by 200,000 and 4,500,000, respectively. These increases assist us in attracting and retaining employees and non-employee directors.

8. Merger, Restructuring and Other Costs

     Merger, restructuring and other costs were recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Merger	$––	$152	$––	$289
Restructuring	(61)	354	(118)	538
Other	(6)	––	(6)	––

Total	$(67)	$506	$(124)	$827

Merger Costs

     All merger activities and related expenses were completed in the third quarter of 2002. Merger costs recorded during the three and six months ended June 29, 2002 consisted of executive waiver agreement expenses. In accordance with the executive waiver agreements, payments to the executives occurred at the one-year anniversary of the Merger, although the executives continued to be restricted from exercising some of their options and selling the related stock for an additional six months following the one-year anniversary date. The total expense related to the waiver agreements of $811,000 was amortized over the 18-month waiver period. As of June 29, 2002, the ending balance of accrued merger costs was reclassified to prepaid expenses and other in the accompanying condensed consolidated balance sheet.

     The following table reflects the activity in accrued merger costs for the three-month and six-month periods ended June 29, 2002 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 29,	June 29,
	2002	2002

Beginning balance	$(198)	$472
Add:
Accruals pursuant to executive waiver agreements	135	270
Accruals of other merger costs	17	19
Less:
Payments pursuant to executive waiver agreements	—	(810)
Payments of other merger costs	(17)	(14)

Ending balance	$(63)	$(63)

Restructuring Costs

     All restructuring activities and related expenses were completed in the second quarter of 2003. From the inception of our plan to consolidate all of our ventricular assist device, or VAD, manufacturing operations, which we call the Restructuring Plan, through June 28, 2003, we recorded $1,495,000 of restructuring charges in accordance with EITF Issue No. 94-3, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges represented estimated employee severance costs and stock option acceleration charges. Total severance payments under the Restructuring Plan were $1,297,000 to 78 employees. The following is a summary of our accrued restructuring costs activity for the three-month and six-month periods ended June 28, 2003 and June 29, 2002 (in thousands):

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Accrued Restructuring Costs:
Beginning balance	$97	$881	$679	$863
Employee severance accrual	––	242	—	386
Reduction of severance accrual	(61)	––	(122)	––
Payments of employee severance	(36)	(284)	(557)	(410)

Ending balance	$––	$839	$––	$839

     For the three months and six months ended June 28, 2003 and June 29, 2002, in addition to the employee severance costs, estimated restructuring costs included expense related to the acceleration of stock options granted to employees who were terminated under the Restructuring Plan. Stock option acceleration expense recorded in the three-month and six-month periods ending June 28, 2003 and June 29, 2002, were nil, $4,000, $112,000 and $152,000, respectively.

Other Costs

     Other costs of $529,000 were accrued in the fourth quarter of 2002 related to the termination of a European distribution agreement. In the first quarter of 2003, $523,000 of this amount was paid. The remaining $6,000 of the original accrual was reversed from expense in the second quarter of 2003 as an adjustment to estimated settlement costs.

9. Income Taxes

     Our effective tax provision rate was 39% for the three-month and six-month periods ended June 28, 2003. For both the three and six-months periods ended June 29, 2002, our effective tax benefit rate was 40%. The effective tax provision rate for the first quarter of 2003 and the effective tax benefit rate for the first quarter of 2002 both differed from the statutory federal income tax rate primarily due to the impact of state taxes.

     At June 28, 2003 and December 28, 2002, we reported a net deferred tax liability of approximately $56,885,000 and $56,655,000, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.

10. Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income (loss)	$1,023	$(556)	$2,440	$(2,314)

Weighted average number of common shares-basic	55,394	56,799	55,226	56,725
Dilutive effect of employee stock plans	1,497	––	1,014	––

Weighted average number of common shares-diluted	56,891	56,799	56,240	56,725

Net income (loss) per common share-basic and diluted	$0.02	$(0.01)	$0.04	$(0.04)

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Of the options to purchase shares of common stock outstanding as of June 28, 2003, options covering 3,512,000 shares and 3,979,000 shares of common stock were not included in the computation of the diluted income (loss) per share for the three-month and six-month periods ending June 28, 2003, respectively, as their inclusion would be antidilutive. Of the options to purchase shares of common stock outstanding as of June 29, 2002, all shares were excluded from the computation of diluted net loss per share for both the three-month and the six-month periods as their inclusion would be antidilutive due to our net losses during these periods.

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

     Business Segments (in thousands):

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Product sales:
Cardiovascular	$23,559	$19,829	$47,467	$38,520
ITC	12,597	11,205	24,751	22,153

Total product sales	$36,156	$31,034	$72,218	$60,673

Income (loss) before income taxes:
Cardiovascular	$3,453	$1,747	$7,242	$1,875
ITC	2,138	2,149	4,487	4,381
Corporate (a)	(1,534)	(2,073)	(2,821)	(3,579)
Purchase accounting entries:
Amortization of goodwill and purchased intangibles (b)	(3,096)	(3,096)	(6,192)	(6,192)
Merger, restructuring and other costs (b)	67	(506)	124	(827)

Total operating income (loss)	1,028	(1,779)	2,840	(4,342)
Interest and other income, net	649	854	1,160	485

Income (loss) before income taxes	$1,677	$(925)	$4,000	$(3,857)

(a)	Represents primarily general and administrative expenses not specifically identified to any particular business segment.

(b)	Related to the Cardiovascular segment.

     Geographic Areas (in thousands):

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Product sales:
Domestic	$30,247	$25,324	$60,251	$50,075

Europe	4,046	3,263	8,237	6,544
All other international	1,863	2,447	3,730	4,054

Total international	5,909	5,710	11,967	10,598

Total	$36,156	$31,034	$72,218	$60,673

12. Legal Matters

     In May 2003, a patent infringement complaint was filed against us by Bodycote Materials Testing Canada, Inc. and David C. MacGregor, M.D. We have not yet responded to the complaint. We are currently evaluating the claims set forth in the complaint as well as the validity of the plaintiffs’ underlying patents. As a result, an estimate of any potential loss or range of losses cannot be made at this time. However, we intend to investigate the claims thoroughly and take all necessary steps to appropriately defend ourselves against the claims set forth in the complaint.

13. Subsequent Events

     On July 17, 2003, we entered into an asset purchase agreement to acquire the Immediate Response Mobile Analysis, or IRMA, point-of-care blood analysis system product line from Diametrics Medical, Inc. (“Diametrics”). We will pay approximately $5,000,000 in cash and assume certain trade payables related to the assets. The acquisition is subject to a number of conditions, including approval from Diametrics's shareholders, and is expected to close in the second half of 2003.

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

Restructuring Plan

     All restructuring activities and related expenses were completed in the second quarter of 2003. From the inception of our plan to consolidate all of our VAD manufacturing operations, which we call the Restructuring Plan, through June 28, 2003, we recorded $1.5 million of restructuring charges in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” These charges represented estimated employee severance costs and stock option acceleration charges. Total severance payments under the Restructuring Plan were $1.3 million to 78 employees.

Other Recent Events

     In May 2003, a patent infringement claim was filed against us by Bodycote Materials Testing Canada, Inc. and David C. MacGregor, M.D. We have not yet responded to the complaint. We are currently evaluating the claims set forth in the complaint as well as the validity of the plaintiffs’ underlying patents. As a result, an estimate of any potential loss or range of loss cannot be made at this time. We intend to vigorously defend ourselves against the claims set forth in the complaint.

     On July 17, 2003, we entered into an asset purchase agreement to acquire the IRMA (Immediate Response Mobile Analysis) point-of-care blood analysis system product line from Diametrics Medical, Inc. (“Diametrics”). We will pay approximately $5,000,000 and assume certain trade payables related to the assets. The acquisition is subject to a number of conditions, including approval from Diametrics's shareholders, and is expected to close in the second half of 2003.

     On July 28, 2003, we received CE Mark certification, which provides us with approval to market our Thoratec Implantable Ventricular Assist Device, or IVAD, in Europe. The IVAD is the only currently approved implantable cardiac assist device that can provide left, right or biventricular support.

Results of Operations

Three months ended June 2003 and 2002

Product Sales

     Product sales in the second quarter of 2003 were $36.2 million compared to $31.0 million in the second quarter of 2002, an increase of approximately $5.2 million, or 17%. This increase is primarily attributable to an increase in the number of VAD units sold both domestically and internationally of $3.3 million, higher sales of graft products of $0.5 million, and higher sales of blood coagulation testing equipment products of $1.4 million.

Gross Profit

     Gross profit was $21.5 million, representing 59% of product sales, for the second quarter of 2003 compared to $17.8 million, representing 57% of product sales, for the second quarter of 2002. The increase in gross profit percentage was primarily a result of lower merger related employee retention costs, higher average selling prices for VAD products due principally to customer mix between the two periods and higher sales of higher margin coagulation products, slightly offset by lower average selling prices on skin incision products.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $11.2 million, or 31% of product sales, in the second quarter of 2003, from $9.8 million, or 32% of product sales, in the second quarter of 2002. While selling, general and administrative expenses were generally consistent as a percentage of sales from period to period, the increase in expense dollars was primarily due to higher employee related costs, expenses related to increased marketing efforts and higher insurance costs.

Research and Development

     Research and development expenses increased to $6.3 million, or 17% of product sales, in the second quarter of 2003, from $6.1 million, or 20% of product sales, in the second quarter of 2002. This increase was primarily due to slightly higher spending on certain cardiovascular projects.

Amortization of Purchased Intangible Assets

     Amortization of identified purchased intangible assets remained consistent from the second quarter of 2002 to the second quarter of 2003 at $3.1 million. Intangible assets are being amortized over their estimated useful lives of eight to twenty years.

Merger, Restructuring and Other Costs

     Merger, restructuring and other costs in the second quarter of 2003 were $0.1 million of reduction in expense compared to $0.5 million of expense in the second quarter of 2002. Restructuring activities and related expenses were completed in the second quarter of 2003 and the restructuring accrual was reduced to reflect no remaining liability as of the end of the second quarter of 2003. Merger activities and related expenses were completed in the third quarter of 2002.

Interest and Other Income (Expense) - Net

     Interest and other income (expense) – net was $0.6 million in the second quarter of 2003 compared to $0.9 million in the second quarter of 2002. This decrease is primarily attributable to a decrease in other income (expense) of $0.1 million resulting from lower foreign currency gains and decrease in interest income of $0.1 million due to lower interest rates.

Income Taxes

     Our effective income tax expense rate was 39% for the three-month period ended June 28, 2003. For the three-month period ended June 29, 2002, our effective income tax benefit rate was 40%. The effective income tax expense rate for the current fiscal quarter and the effective income tax benefit rate for the prior fiscal quarter differed from the statutory federal income tax rate primarily due to the impact of state taxes.

Six months ended June 2003 and 2002

Product Sales

     Product sales in the first six months of 2003 were $72.2 million compared to $60.7 million in the first six months of 2002, an increase of approximately $11.5 million, or 19%. This increase is primarily attributable to an increase in the number of VAD units sold of $7.7 million, higher sales of graft products of $1.3 million, and higher sales of blood coagulation testing equipment of $2.6 million.

Gross Profit

     Gross profit was $42.7 million, representing 59% of product sales, for the first six months of 2003 compared to $34.2 million, representing 56% of product sales, for the first six months of 2002. The increase in gross profit percentage was primarily a result of lower merger related employee retention costs, higher average selling prices for VAD products due principally to customer mix between the two periods and higher sales of higher margin coagulation products, slightly offset by lower average selling prices on skin incision products.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $21.2 million, or 29% of product sales, in the first six months of 2003, from $18.6 million, or 31% of product sales, in the first six months of 2002. While selling, general and administrative expenses decreased as a percentage of sales from period to period, the increase in expense dollars was primarily due to higher employee related costs, expenses related to increased marketing efforts and business development activities and increased insurance costs.

Research and Development

     Research and development expenses decreased to $12.5 million, or 17% of product sales, in the first six months of 2003, from $13.0 million, or 21% of product sales, in the first six months of 2002. This decrease was primarily due to lower spending on certain cardiovascular projects, partially offset by slightly higher spending on the development of a new hand-held point of care blood analyzer product.

Amortization of Purchased Intangible Assets

     Amortization of identified purchased intangible assets remained consistent from the first six months of 2002 to the first six months of 2003 at $6.2 million. Intangible assets are being amortized over their estimated useful lives of eight to twenty years.

Merger, Restructuring and Other Costs

     Merger, restructuring and other costs in the second quarter of 2003 were $0.1 million of reduction in expense compared to $0.5 million of expense in the second quarter of 2002. Restructuring activities and related expenses were completed in the second quarter of 2003 and the restructuring accrual was reduced to reflect no remaining liability as of the end of the second quarter of 2003. Merger activities and related expenses were completed in the third quarter of 2002.

Interest and Other Income (Expense) - Net

     Interest and other income (expense) – net was $1.2 million in the first six months of 2003 compared to $0.5 million in the first six months of 2002. Interest expense decreased by $0.5 million and other income (expense) increased by $0.5 million from 2002 to 2003 primarily due to the repayment of our subordinated debentures in the first six months of 2002 and the related write-off of unamortized debt issuance costs. These increases were partially offset by a decrease in interest income from 2002 to 2003 due to lower interest rates.

Income Taxes

     Our effective income tax expense rate was 39% for the six-month period ended June 28, 2003. For the six-month period ended June 29, 2002, our effective income tax benefit rate was 40%. The effective income tax expense rate for the current fiscal quarter and the effective income tax benefit rate for the prior fiscal quarter differed from the statutory federal income tax rate primarily due to the impact of state taxes.

Liquidity and Capital Resources

     At June 28, 2003, we had working capital of $120.0 million compared with $108.0 million at December 28, 2002. Cash and cash equivalents at June 28, 2003 were $57.5 million compared to $42.0 million at December 28, 2002, an increase of $15.5 million.

     During the first six months of 2003, cash provided by operating activities was $12.8 million. This results from the combination of our net income of $2.4 million and $11.0 million of items not affecting second quarter 2003 cash flows, primarily depreciation and amortization expenses, less changes in working capital of $0.6 million. The change in working capital in the second quarter of 2003 was due principally to a decrease in accounts payable and other accrued liabilities and an increase in prepaid and other assets, partially offset by a decrease in inventory and accounts receivable. Net cash used in operating activities was $1.0 million in the second quarter of 2002. This resulted from the combination of our net loss of $2.3 million and $7.8 million of items not affecting second quarter 2002 cash flows, primarily depreciation and amortization expenses, less changes in working capital of $6.5 million.

     During the first six months of 2003, $1.6 million of cash was used in our investing activities compared to $42.2 million of cash provided in the first six months of 2002. During the first six months of 2003, we purchased $4.4 million in short-term and long-term investments and $2.8 million of cash was used for capital expenditures. These uses of cash for investing activities were partially offset by sales of short-term and long-term investments of $5.7 million. Cash provided in the second quarter of 2002 was due to the reclassification of $45.9 million from restricted cash to retire our subordinated debentures, partially offset by $3.7 million used for capital expenditures.

     During the first six months of 2003, $4.1 million of cash was provided by financing activities compared to $44.8 million of cash used in financing activities in the first six months of 2002. Cash provided in the second quarter of 2003 was due to proceeds from the exercise of common stock options and stock purchased under our employee stock purchase plan. Cash used in the second quarter of 2002 was due to $54.8 million used to retire our subordinated debentures and $6.0 million used to repurchase our common stock, partially offset by $15.5 million net proceeds received in a public stock offering and $0.6 million provided from exercises of common stock options.

     We believe that our cash on-hand, short-term available-for-sale investments and expected cash flow from operations will be sufficient to fund our operations and capital requirements for the foreseeable future. We expect that our operating expenses will increase in future periods as we spend more on product manufacturing, sales and marketing and research and development of new product lines.

     The impact of inflation on our financial position and results of operations was not significant during the three and six-month periods ended June 28, 2003 and June 29, 2002.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. Currently we are evaluating the impact of the adoption of the use of the fair value based method of accounting for stock-based financial position, results of operations and cash flows.

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

Foreign Currency Rate Fluctuations

     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products. The employees report into our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates. The resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency balances (the result of foreign sales, foreign expenses, and intercompany transactions) in our wholly owned subsidiary in the United Kingdom at the period-end exchange rate into the functional currency of our subsidiary results in foreign currency exchange gains and losses. These foreign currency exchange gains and losses are included in interest and other income-net and were not material for the three-month and six-month periods ended June 28, 2003 and June 29, 2002. Currently, we do not expect to be subject to material foreign currency risk with respect to future costs or cash flows from our foreign operations. To date, we have not entered into any significant foreign currency hedging contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange, however, we are currently evaluating possible future use of such contracts and instruments.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2003. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 28, 2003 the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls during the fiscal quarter ended June 28, 2003 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

     Our management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our senior management have timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

     The annual meeting of Shareholders was held on May 30, 2003. The following items were voted upon and approved at the meeting:

     To elect directors to serve for the ensuing year until their successors are elected.

	Number of Votes

	For	Withheld

Howard E. Chase	50,241,346	2,019,890
J. Daniel Cole	50,241,380	2,019,856
D. Keith Grossman	50,241,133	2,020,103
J. Donald Hill	50,241,380	2,019,856
William M. Hitchcock	50,241,380	2,019,856
George W. Holbrook Jr.	50,241,247	2,019,989
Theo Melas-Kyriazi	50,206,388	2,054,898
Daniel M. Mulvena	50,241,413	2,019,823

     To approve the amendment to the Company’s 1997 Stock Option Plan as described in the Proxy Statement.

Number of Votes

For	Against	Abstain	Not Voted

31,549,871	10,010,465	337,810	10,363,090

     To approve the amendment to the Company’s 1996 Nonemployee Directors Stock Option Plan as described in the Proxy Statement.

Number of Votes

For	Against	Abstain	Not Voted

35,382,072	6,515,772	341,074	10,022,318

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1 Section 302 Certifications of Chief Executive Officer and Chief Financial Officer

32.1 Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K:

     On April 22, 2003, the Company filed a Current Report on Form 8-K, reporting under Items 7, 9 and 12, announcing the company’s results for the fiscal quarter ended March 29, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: August 8, 2003	/s/ D. Keith Grossman

D. Keith Grossman,
Chief Executive Officer

Date: August 8, 2003	/s/ M. Wayne Boylston

M. Wayne Boylston,
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer