Form 10-Q
period 2003-09-27
THORATEC CORP
filed 2003-11-10
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes [X] No [   ]

     As of November 6, 2003, registrant had 56,122,770 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands)

	September 27,	December 28,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$62,495	$45,483
Receivables, net of allowances of $233 in 2003 and $238 in 2002	22,767	27,593
Inventories	36,565	38,835
Deferred tax asset and other	15,044	14,699

Total Current Assets	136,871	126,610

Property, plant and equipment, net	24,683	24,715
Long-term available-for-sale investments	40,088	30,051
Goodwill	96,492	96,492
Purchased intangible assets, net	175,211	184,282
Long-term deferred tax asset and other	4,754	6,282

Total Assets	$478,099	$468,432

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$17,898	$18,638

Total Current Liabilities	17,898	18,638

Long-term deferred tax liability and other	71,773	75,454

Total Liabilities	89,671	94,092

Shareholders’ Equity:
Common shares; 100,000 authorized; issued and outstanding 56,004 in 2003 and 55,037 in 2002	420,061	410,266
Deferred compensation	(2,836)	(3,735)
Accumulated deficit	(29,085)	(32,412)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	176	91
Unrealized gain on investment	112	130

Total accumulated other comprehensive income	288	221

Total Shareholders’ Equity	388,428	373,340

Total Liabilities and Shareholders’ Equity	$478,099	$468,432

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Product sales	$35,250	$31,105	$107,469	$91,779
Cost of product sales	14,256	13,055	43,799	39,500

Gross profit	20,994	18,050	63,670	52,279

Operating expenses:
Selling, general and administrative	10,562	9,150	31,791	27,716
Research and development	6,100	5,916	18,640	18,902
Amortization of purchased intangible assets	3,096	3,096	9,288	9,288
Merger, restructuring and other costs	––	32	(124)	859

Total operating expenses	19,758	18,194	59,595	56,765

Income (loss) from operations	1,236	(144)	4,075	(4,486)
Interest and other income - net	218	536	1,379	1,022

Income (loss) before income tax expense (benefit)	1,454	392	5,454	(3,464)
Income tax expense (benefit)	567	155	2,127	(1,388)

Net income (loss)	$887	$237	$3,327	$(2,076)

Net income (loss) per share, basic and diluted	$0.02	$0.00	$0.06	$(0.04)

Shares used to compute net income (loss) per share:
Basic	55,704	56,268	55,386	56,572
Diluted	57,705	56,455	56,761	56,572

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Nine Months Ended

	September 27,	September 28,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$3,327	$(2,076)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,981	12,711
Amortization of deferred compensation	903	1,000
Change in net deferred tax liability	(703)	(3,552)
Changes in assets and liabilities:
Receivables	4,925	6,032
Inventories	2,356	(12,977)
Prepaid expenses and other assets	(1,720)	(1,195)
Accounts payable and other liabilities	1,087	82

Net cash provided by operating activities	24,156	25

Cash flows from investing activities:
Purchases of available-for-sale investments	(14,138)	(34,336)
Sales of available-for-sale investments	6,708	—
Reclassification from restricted cash and cash equivalents	––	45,884
Purchases of property, plant and equipment	(4,169)	(5,460)

Net cash provided by (used in) investing activities	(11,599)	6,088

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of shares under ESPP	7,844	643
Proceeds from common stock offering	––	15,356
Repayment of convertible debentures	––	(54,838)
Repurchase of common stock	––	(18,336)

Net cash provided by (used in) financing activities	7,844	(57,175)
Effect of exchange rate changes on cash	50	148

Net increase (decrease) in cash and cash equivalents	20,451	(50,914)
Cash and cash equivalents at beginning of period	42,044	91,726

Cash and cash equivalents at end of period	$62,495	$40,812

Supplemental Cash Flow Disclosure:
Cash paid for taxes	$726	$227
Cash paid for interest	$––	$839
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of assembled workforce, net of taxes	$––	$1,334
Tax benefit related to stock option exercises	$1,948	$147

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income (loss)	$887	$237	$3,327	$(2,076)

Other net comprehensive income (loss):
Unrealized gain (loss) on investments	(37)	56	(18)	56
Foreign currency translation adjustments	29	25	85	75

Comprehensive income (loss)	$879	$318	$3,394	$(1,945)

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, unless otherwise stated)

1. Basis of Presentation and Significant Accounting Policies

     The interim condensed consolidated financial statements of Thoratec Corporation, referred to as “we”, “our”, “Thoratec”, or the “Company” have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, or the SEC, without audit and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at September 27, 2003 and December 28, 2002, our results of operations for the three-month and nine-month periods ended September 27, 2003 and September 28, 2002 and cash flows for the nine-month periods ended September 27, 2003 and September 28, 2002. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2002 consolidated financial statements filed with the SEC in our Annual Report on Form 10-K. The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

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

Stock Based Compensation

     We account for stock-based compensation to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are recorded in shareholders’ equity. Similarly, no accounting recognition is given to our recently implemented employee stock purchase plan until a purchase occurs. Upon purchase, net proceeds are recorded in common stock. Under fair value recognition provisions of SFAS No. 123, the fair value of each option granted as a stock option or as an option to purchase shares under the employee stock purchase plan is estimated using the Black-Scholes option-pricing model. If compensation cost for our stock-based plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, our reported net income (loss) would have been adversely affected, as shown in the following table (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income (loss):
As reported	$887	$237	$3,327	$(2,076)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	––	(32)	4	59
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,985)	(2,352)	(5,433)	(6,878)

Pro forma	$(1,098)	$(2,147)	$(2,102)	$(8,895)

Basic and diluted earnings (loss) per share:
As reported	$0.02	$0.00	$0.06	$(0.04)
Pro forma	$(0.02)	$(0.04)	$(0.04)	$(0.16)

2. Merger of Thoratec and TCA

     Our merger with Thermo Cardiosystems Inc., or TCA, was completed on February 14, 2001 which we refer to as the Merger. The Merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of TCA owned the majority of our common stock after the Merger. TCA was considered the acquiror for accounting and financial reporting purposes. Due to the reverse acquisition, Thoratec’s assets and liabilities were recorded based upon their estimated fair market values at the date of acquisition.

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

3. New Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, (“Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”) which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in Accounting Principle Board, or APB, Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, shall be included in operating earnings and not presented separately as an extraordinary item. We adopted SFAS No. 145 at the beginning of fiscal year 2003. Upon adoption, we reclassified the extraordinary loss on extinguishment of debt incurred in the first quarter of 2002 of $515 to “Interest and Other Income-Net.”

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities. The Company will apply the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002.

     In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The guidance provided is effective for contracts entered into on or after July 1, 2003. The adoption of this statement did not have a material effect upon our consolidated financial statements.

     In November 2002, the FASB issued Financial Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We adopted the disclosure provisions of FIN No. 45 effective as of fiscal year end 2002. We do not expect that the recognition provisions of FIN No. 45 will have a material impact upon our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 effective July 1, 2003. The adoption of this statement did not have a material effect upon our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The adoption of this statement is not expected to have an impact on our financial position, results of operations or cash flows.

4. Financial Instruments

     We have a foreign currency exchange risk management program principally designed to mitigate the change in value of assets and liabilities that are denominated in non-functional currencies. Forward exchange contracts that generally have terms of three months or less are used to hedge these non-functional currency exposures on the Company’s books. The derivatives used in the foreign currency exchange risk management program are not designated as cash flow or fair value hedges under SFAS 133. These contracts are recorded on the balance sheet at fair value in “Deferred Tax Asset and Other” current assets. Changes in the fair value of the contracts and the underlying exposures being hedged are included concurrently in “Interest and Other Income — Net”. At September 27, 2003, the fair value was $4,600, and the change from the notional value was insignificant.

5. Inventories

     Inventories consist of the following:

	September 27,	December 28,
	2003	2002

Finished goods	$12,161	$17,498
Work in process	11,393	6,645
Raw materials	13,011	14,692

Total	$36,565	$38,835

6. Property, Plant and Equipment

     Property, plant, and equipment consist of the following:

	September 27,	December 28,
	2003	2002

Property, plant and equipment, at cost	$53,047	$49,355
Less accumulated depreciation	(28,364)	(24,640)

Total	$24,683	$24,715

7. Goodwill and Other Intangible Assets

     The change in the carrying amount of goodwill attributable to our Cardiovascular business segment was as follows:

	Nine Months Ended

	September 27,	September 28,
	2003	2002

Beginning balance	$96,492	$95,209
Reclassification of assembled workforce, net of taxes	––	1,334
Adjustment to reflect resolution of pre-merger contingency	––	(51)

Ending balance	$96,492	$96,492

     The components of identifiable intangible assets, consisting primarily of patents and trademarks, core technology and developed technology, which are included in purchased intangible assets on the consolidated balance sheets, were as follows:

	As of September 27, 2003

	Gross	Accumulated
	Amount	Amortization	Net Amount

Developed Technology	$132,301	$(17,364)	$114,937
Core Technology	37,181	(4,880)	32,301
Patents and Trademarks	37,478	(9,505)	27,973

Total Purchased Intangible Assets	$206,960	$(31,749)	$175,211

	As of December 28, 2002

	Gross	Accumulated
	Amount	Amortization	Net Amount

Developed Technology	$132,301	$(12,403)	$119,898
Core Technology	37,181	(3,486)	33,695
Patents and Trademarks	37,478	(6,789)	30,689

Total Purchased Intangible Assets	$206,960	$(22,678)	$184,282

     As of the beginning of fiscal 2002, the purchased intangible asset associated with the assembled workforce in the amount of $1,334, net of accumulated amortization of $381 and taxes of $897, was reclassified to goodwill.

     Amortization expense related to identifiable intangible assets for the three month and nine month periods ended September 27, 2003 and September 28, 2002 was $3,096, $9,288, $3,096 and $9,288, respectively. For the three and nine months ended September 27, 2003 and September 28, 2002, purchased intangible assets amortization expense also included $72, $217, $72 and $217, respectively, of amortization of deferred compensation recorded at the time of the Merger related to the valuation of stock options. Amortization expense is expected to be approximately $12,100 for each of the next five years. The purchased intangible assets have estimated useful lives of eight to twenty years.

8. Common Stock

     On May 30, 2003, our 1996 Nonemployee Directors Stock Option Plan (“Directors Option Plan”) and our 1997 Stock Option Plan (“1997 SOP”) were amended by approval of our Company’s shareholders. These amendments increased the number of shares of our common stock reserved for issuance upon exercise of options granted under the Directors Option Plan and the 1997 SOP by 200,000 and 4,500,000, respectively. These increases assist us in attracting and retaining employees and non-employee directors.

9. Merger, Restructuring and Other Costs

     Merger, restructuring and other costs were recorded as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Merger	$—	$67	$—	$356
Restructuring	—	(35)	(118)	503
Other	—	—	(6)	—

Total	$—	$32	$(124)	$859

     Merger Costs

     All merger activities and related expenses were completed in the third quarter of 2002. Merger costs recorded during the three and six months ended September 28, 2002 consisted of executive waiver agreement expenses. In accordance with the executive waiver agreements, payments to the executives occurred at the one-year anniversary of the Merger, although the executives continued to be restricted from exercising some of their options and selling the related stock for an additional six months following the one-year anniversary date. The total expense related to the waiver agreements of $811 was amortized over the 18-month waiver period. As of September 28, 2002, the ending balance of accrued merger costs was reclassified to “Deferred Tax Asset and Other” current assets.

     The following table reflects the activity in accrued merger costs for the three-month and six-month periods ended September 28, 2002:

	Three Months	Nine Months
	Ended	Ended
	September 28,	September 28,
	2002	2002

Beginning balance	$(63)	$472
Add:
Accruals pursuant to executive waiver agreements	67	337
Accruals of other merger costs	––	19

	Three Months	Nine Months
	Ended	Ended
	September 28,	September 28,
	2002	2002

Less:
Payments pursuant to executive waiver agreements	—	(810)
Payments of other merger costs	(7)	(21)

Ending balance	$(3)	$(3)

     Restructuring Costs

     All restructuring activities and related expenses were completed in the second quarter of 2003. From the inception of our plan to consolidate all of our ventricular assist device, or VAD, manufacturing operations which we call the Restructuring Plan, through September 27, 2003, we recorded $1,495 of restructuring charges. These charges represented estimated employee severance costs and stock option acceleration charges. Total severance payments under the Restructuring Plan were $1,297 to 78 employees. Following is a summary of our restructuring costs activity:

	Three Months Ended		Nine Months Ended

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Accrued Restructuring Costs:
Beginning balance	$––	$839	$679	$863
Employee severance accrual	––	18	—	404
Reduction of severance accrual	––	––	(122)	––
Payments of employee severance	––	(123)	(557)	(533)

Ending balance	$––	$734	$––	$734

     For the three months and nine months ended September 27, 2003 and September 28, 2002, in addition to the employee severance costs, estimated restructuring costs included expense related to the acceleration of stock options granted to employees who were terminated under the Restructuring Plan. Stock option acceleration expense recorded in the three and nine-month periods ending September 27, 2003 and in the nine-month period ending September 28, 2002 was nil, $4 and $99, respectively. In the three-month period ending September 28, 2002, the estimated expense was reduced by $53.

     Other Costs

     Other costs of $529 were accrued in the fourth quarter of 2002 related to the termination of a European distribution agreement. In the first quarter of 2003, $523 of this amount was paid. The remaining $6 of the original accrual was reversed from expense in the second quarter of 2003 as an adjustment to estimated settlement costs.

10. Income Taxes

     Our effective tax provision rate was 39% for the three-month and nine-month periods ended September 27, 2003. For the three and nine-months periods ended September 28, 2002, our effective tax provision and tax benefit rates, respectively, were 40%. The effective tax provision rate for 2003 and the effective tax benefit rate for 2002 both differed from the statutory federal income tax rate primarily due to the impact of state taxes.

     At September 27, 2003 and December 28, 2002, we reported a net deferred tax liability of approximately $56.0 million and $56.7 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.

11. Net Income (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income (loss)	$887	$237	$3,327	$(2,076)

Weighted average number of common shares-basic	55,704	56,268	55,386	56,572
Dilutive effect of stock-based compensation plans	2,001	187	1,375	—

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Weighted average number of common shares-diluted	57,705	56,455	56,761	56,572

Net income (loss) per common share-basic and diluted	$0.02	$0.00	$0.06	$(0.04)

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Of the options to purchase shares of common stock outstanding as of September 27, 2003, options covering 225 shares and 3,211 shares of common stock were not included in the computation of the diluted income per share for the three-month and nine-month periods ending September 27, 2003, respectively, as their inclusion would be antidilutive. Of the options to purchase shares of common stock outstanding as of September 28, 2002, options covering 6,679 shares for the three-month period and all options for the nine-month period were excluded from the computation of diluted net income (loss) per share as their inclusion would be antidilutive.

12. Business Segment and Geographical Data

     We organize and manage our business by functional operating entities operating in two segments: Cardiovascular and ITC. The Cardiovascular segment develops, manufactures and markets proprietary medical devices used for circulatory support and vascular graft applications. The ITC segment develops, manufactures and markets near-patient, whole-blood coagulation testing equipment and related disposables, as well as single-use skin incision devices.

     Business Segments:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Product sales:
Cardiovascular	$21,331	$19,650	$68,799	$58,171
ITC	13,919	11,455	38,670	33,608

Total product sales	$35,250	$31,105	$107,469	$91,779

Income (loss) before income taxes:
Cardiovascular	$2,920	$3,230	$10,161	$6,839
ITC	2,967	2,482	7,454	6,761
Corporate (a)	(1,555)	(2,728)	(4,376)	(7,939)
Purchase accounting entries:
Amortization of goodwill and purchased intangibles (b)	(3,096)	(3,096)	(9,288)	(9,288)
Merger, restructuring and other costs (b)	––	(32)	124	(859)

Total operating income (loss)	1,236	(144)	4,075	(4,486)
Interest and other income, net	218	536	1,379	1,022

Income (loss) before income taxes	$1,454	$392	$5,454	$(3,464)

(a)	Represents primarily general and administrative expenses not specifically identified to any particular business segment.

(b)	Related to the Cardiovascular segment.

     Geographic Areas:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Product sales:
Domestic	$28,662	$25,312	$88,913	$75,196

Europe	4,682	3,992	12,920	10,639
All other international	1,906	1,801	5,636	5,944

Total international	6,588	5,793	18,556	16,583

Total	$35,250	$31,105	$107,469	$91,779

13. Legal Matters

     In May 2003, a patent infringement complaint was filed against us by Bodycote Materials Testing Canada, Inc. and David C. MacGregor, M.D. In addition to filing response motions to the complaint, we have filed a counter-suit against the plaintiffs. We are currently evaluating the claims set forth in the complaint as well as the validity of the plaintiffs’ underlying patents. As a result, an estimate of any potential loss or range of losses cannot be made at this time. However, we intend take all necessary steps to appropriately defend ourselves against the claims set forth in the complaint.

14. Subsequent Events

     On September 30, 2003, we completed our previously announced asset purchase agreement to acquire the Immediate Response Mobile Analysis, or IRMA, point-of-care blood analysis system product line from Diametrics Medical, Inc. (“Diametrics”). We paid approximately $5 million in cash and assumed certain trade payables related to the assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Form 10-Q may contain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “hope”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the results of clinical trials, governmental regulatory approval processes, plans to develop and market new products, market acceptance of new products, announcements by our competitors, an intensely competitive market, the ability to manage current and future growth, including the integration of the recently acquired IRMA product line, the ability to successfully market the Destination Therapy indication, the ability to improve financial performance, the results of current or future litigation, the impact of new accounting pronouncements, and other factors identified in our Annual Report on Form 10-K for 2002 which we filed with the Securities and Exchange Commission, or the SEC. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this Form 10-Q, and our Annual Report on Form 10-K for 2002 filed with the SEC

Overview

     We are a leading manufacturer of circulatory support products for use by patients with congestive heart failure, or CHF. We were the first company to receive U.S. Food and Drug Administration, or FDA, approval to commercially market a ventricular assist device, or VAD, to treat patients with late-stage heart failure, which comprises approximately 5% to 10% of the CHF patient population. Our VADs are used primarily by these CHF patients to perform some or all of the pumping function of the heart. We also develop and sell products that are used by physicians and hospitals for vascular and diagnostic applications that include vascular grafts, blood coagulation testing and skin incision devices. We conduct business both domestically and internationally.

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

Recent Events

     In May 2003, a patent infringement claim was filed against us by Bodycote Materials Testing Canada, Inc. and David C. MacGregor, M.D. In addition to filing response motions to the complaint, we have filed a counter-suit against the plaintiffs. We are currently evaluating the claims set forth in the complaint as well as the validity of the plaintiffs’ underlying patents. As a result, an estimate of any potential loss or range of loss cannot be made at this time. We intend to vigorously defend ourselves against the claims set forth in the complaint.

     On July 28, 2003, we received CE Mark certification, which provides us with approval to market our Thoratec Implantable Ventricular Assist Device, or IVAD, in Europe. The IVAD is the only currently approved implantable cardiac assist device that can provide left, right or biventricular support.

     On September 30, 2003, we completed our previously announced asset purchase agreement to acquire the Immediate Response Mobile Analysis, or IRMA, point-of-care blood analysis system product line from Diametrics Medical, Inc. (“Diametrics”). We paid approximately $5 million in cash and assumed certain trade payables related to the assets.

     On October 1, 2003 the Centers for Medicare & Medicaid Services, or CMS, issued a National Coverage Decision Memorandum for the use of left ventricular assist systems, or LVAS, that are approved by the FDA for treating Destination Therapy in end-stage heart failure patients. Our HeartMate XVE LVAS is currently the only such device approved for Destination Therapy by the FDA. Additionally, on October 21, 2003, CMS indicated that the effective date for this coverage is October 1, 2003.

Results of Operations

Three months ended September 2003 and 2002

Product Sales

     Product sales in the third quarter of 2003 were $35.3 million compared to $31.1 million in the third quarter of 2002, an increase of $4.2 million or 13%. This increase is attributable to increases in the domestic and international prices of all VAD products and increased volumes of the HeartMate XVE product totaling $1.5 million, and higher volume of blood coagulation testing equipment sales of $2.5 million.

Gross Profit

     Gross profit was $21.0 million, representing 60% of product sales, for the third quarter of 2003 compared to $18.1 million, representing 58% of product sales, for the third quarter of 2002. In addition to the impact of the sales changes described above, the increase in gross profit percentage resulted from increased manufacturing efficiencies and lower merger related employee retention costs, partially offset by lower average selling prices on blood coagulation testing equipment and incision products.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $10.6 million, or 30% of product sales, in the third quarter of 2003, from $9.1 million, or 29% of product sales, in the third quarter of 2002. Selling, general and administrative expenses were generally consistent as a percentage of sales from period to period. The increased expense dollars were primarily due to higher employee related costs, expenses related to increased marketing and reimbursement efforts and higher professional fees.

Research and Development

     Research and development expenses increased to $6.1 million, or 17% of product sales, in the third quarter of 2003, from $5.9 million, or 19% of product sales, in the third quarter of 2002. This increase was primarily due to slightly higher spending on certain cardiovascular projects.

Amortization of Goodwill and Purchased Intangible Assets

     Amortization of identified purchased intangible assets remained consistent from the third quarter of 2002 to the third quarter of 2003 at $3.1 million. Intangible assets are being amortized over their estimated useful lives of eight to twenty years.

Merger, Restructuring and Other Costs

     Merger, restructuring and other costs in the third quarter of 2003 were nil, compared to $32,000 in the third quarter of 2002. Restructuring activities and related expenses were completed in the second quarter of 2003 and the restructuring accrual was reduced to reflect no remaining liability as of the end of the second quarter of 2003. Merger activities and related expenses were completed in the third quarter of 2002.

Interest and Other Income - Net

     Interest and other income-net decreased to $0.2 million in the third quarter of 2003 from $0.5 million in the third quarter of 2002. This decrease was primarily attributable to a decrease in interest income due to lower interest rates and foreign currency exchange losses.

Income Taxes

     Our effective income tax expense rate was 39% for the three-month period ended September 27, 2003. For the three-month period ended September 28, 2002 our effective income tax rate was 40%. The effective income tax expense rate for both the current and prior fiscal quarters differed from the statutory federal income rate primarily due to the impact of state taxes.

Nine months ended September 2003 and 2002

Product Sales

     Product sales in the first nine months of 2003 were $107.5 million compared to $91.8 million in first nine months of 2002, an increase of $15.7 million or 17%. This increase is primarily attributable to an increase in both the average selling price and sales volume of VAD units sold both domestically and internationally totaling $9.2 million, higher sales of graft products of $1.4 million and higher sales of blood coagulation testing equipment products of $5.1 million

Gross Profit

     Gross profit was $63.7 million, representing 59% of product sales for the first nine months of 2003 compared to $52.3 million, representing 57% of product sales for the first nine months of 2002. In addition to the impact of the sales changes described above, the increase in gross profit percentage resulted from increased manufacturing efficiencies and lower merger-related employee retention costs, partially offset by lower average selling prices on blood coagulation testing equipment and incision products.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $31.8 million, or 30%, of product sales in the first nine months of 2003 from $27.7 million, or 30% of product sales, in the first nine months of 2002. Selling, general and administrative expenses were consistent as a percentage of sales from period to period. The increased expense dollars were primarily due to higher employee related costs, expenses related to increased marketing and reimbursement efforts, business development expenses, higher insurance premiums and increases in professional fees.

Research and Development

     Research and development expenses decreased to $18.6 million, or 17% of product sales, in the first nine months of 2003, from $18.9 million, or 21% of product sales, in the first nine months of 2002. This decrease was primarily due to slightly lower spending on certain cardiovascular projects.

Amortization of Goodwill and Purchased Intangible Assets

     Amortization of identified purchased intangible assets remained consistent from the first nine months of 2002 to the first nine months of 2003 at $9.3 million. Intangible assets are being amortized over their estimated useful lives of eight to twenty years.

Merger, Restructuring and Other Costs

     Merger, restructuring and other costs in the first nine months of 2003 were $0.1 million of reduction in expense, compared to $0.9 million in the first nine months of 2002. Restructuring activities and related expenses were completed in the second quarter of 2003 and the restructuring accrual was reduced to reflect no remaining liability as of the end of the second quarter of 2003. Merger activities and related expenses were completed in the third quarter of 2002.

Interest and Other Income - Net

     Interest and other income-net was $1.4 million in the first nine months of 2003 compared to $1.0 million in the first nine months of 2002. This increase is primarily due to a decrease in interest and other expenses related to the repayment of our subordinated debentures and related write-off of unamortized debt issuance costs in the first quarter of 2002. This decrease was partially offset by lower interest income in the first nine months of 2003 due to lower interest rates.

Income Taxes

     Our effective tax provision rate was 39% for the nine months ended September 27, 2003. For the nine months ended September 28, 2002, our effective tax benefit rate was 40%. The effective income tax expense rate for 2003 and the effective tax benefit rate for 2002 differed from the statutory federal income tax rate primarily due to the impact of state taxes.

Liquidity and Capital Resources

     At September 27, 2003, we had working capital of $119.0 million compared with $108.0 million at December 28, 2002. Cash and cash equivalents at September 27, 2003 were $62.5 million compared to $45.5 million at December 28, 2002, an increase of $17.0 million.

     During the first nine months of 2003, cash provided by operating activities was $24.2 million. This resulted from the combination of our net income of $3.3 million and $14.2 million of items not affecting 2003 cash flows, primarily depreciation and amortization expenses and changes in working capital of $6.7 million. The change in working capital in the first nine months of 2003 was due principally to decreases in accounts receivable and inventory and an increase in accounts payable and other liabilities, partially offset by an increase in prepaid expenses and other assets. Net cash provided by operating activities was $25,000 during the first nine months of 2002. This resulted from the combination of our net loss of $2.1 million and $10.2 million of items not affecting 2002 cash flows, primarily depreciation and amortization expenses, less changes in working capital of $8.1 million.

     During the first nine months of 2003, $11.6 million of cash was used in our investing activities compared to $6.1 million of cash provided in the first nine months of 2002. During the first nine months of 2003, we purchased $14.1 million in short-term and long-term investments and $4.2 million of cash was used for capital expenditures. These uses of cash for investing activities were partially offset by sales of short-term and long-term investments of $6.7 million. Cash provided in the first nine months of 2002 was due to the reclassification of $45.9 million from restricted cash to retire our subordinated debentures, partially offset by $34.3 million used for purchases of short-term and long-term investments and $5.5 million used for capital expenditures.

     During the first nine months of 2003, $7.8 million of cash was provided by financing activities compared to $57.2 million of cash used in financing activities in the first nine months of 2002. Cash provided in the first nine months of 2003 was due to proceeds from the exercise of common stock options and stock purchased under our employee stock purchase plan. Cash used in the first nine months of 2002 was due to $54.8 million used to retire our subordinated debentures and $18.3 million used to repurchase our common stock, partially offset by $15.5 million net proceeds received in a public stock offering and $0.6 million provided from exercises of common stock options.

     We believe that our cash on-hand, short-term available-for-sale investments and expected cash flow from operations will be sufficient to fund our operations and capital requirements for the foreseeable future. We may elect to raise funds in the capital markets to provide for future expansion of the business.

     The impact of inflation on our financial position and results of operations was not significant during the three and nine-month periods ended September 27, 2003 and September 28, 2002.

Critical Accounting Policies

     Accounting policies we believe to be critical to the understanding of our results of operations are discussed below and in our fiscal 2002 consolidated financial statements filed with the SEC in our annual report on Form 10-K.

     In April 2002, the FASB issued SFAS No. 145, (“Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”) which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” shall be included in operating earnings and not presented separately as an extraordinary item. We adopted SFAS No. 145 at the beginning of fiscal year 2003. Upon adoption, we reclassified the extraordinary loss incurred in 2002 of $0.5 million to ‘Interest and Other Income-Net.”

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” We adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. Currently we are evaluating the impact of the adoption of the use of the fair value based method of accounting for stock-based employee compensation on our financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

     Our investment portfolio is made up of cash equivalent and marketable security investments in money market funds and debt instruments of government agencies and high quality corporate issuers. All investments are carried at market value and are treated as available-for-sale. All investments mature within two years or less from the date of purchase. The holdings of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline which could result in a loss if we are forced to sell an investment before the scheduled maturity. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Risk

     Our international operations consist primarily of sales and service personnel for our ventricular assist products. The employees report into our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates. The resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency assets and liabilities in our wholly owned subsidiary in the United Kingdom at the period-end exchange rate into the functional currency of our subsidiary results in foreign currency exchange gains and losses, which are included in “Interest and Other Income-Net”.

     During the three-month period ended September 27, 2003, the Company began using forward foreign currency contracts to hedge the gains and losses generated by the remeasurement of these non-functional currency assets and liabilities. These derivatives are not designated as cash flow or fair value hedges under SFAS No. 133. As a result, changes in the fair value of the forward foreign currency contracts are included as incurred in “Interest and Other Income–Net.” The change in the fair value of the forward foreign currency contracts typically offsets the change value from revaluation of the non-functional currency assets and liabilities. These contracts typically have maturities of three months or less. At September 27, 2003, the Company had forward foreign currency contracts to exchange Pounds Sterling and Euros for US Dollars with a fair value of $4.6 million. The change from the notional value was insignificant.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2003. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 27, 2003 the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal controls during the fiscal quarter ended September 27, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(b)  Reports on Form 8-K:

     On July 21, 2003, the Company filed a Current Report on Form 8-K, regarding the announcement of the acquisition of certain assets from Diametrics Medical, Inc. by the Company’s subsidiary, International Technidyne Corporation.

     On July 22, 2003, the Company filed a Current Report on Form 8-K, reporting under items 7, 9 and 12, announcing the Company’s results for the fiscal quarter ended June 28, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: November 10, 2003	/s/ D. Keith Grossman

D. Keith Grossman,
Chief Executive Officer

Date: November 10, 2003	/s/ M. Wayne Boylston

M. Wayne Boylston,
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer