Form 10-Q/A
period 2004-04-03
THORATEC CORP
filed 2004-08-16
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

     This Amendment No. 1 to the Quarterly Report on Form 10-Q of Thoratec Corporation for the quarter ended April 3, 2004 is being filed for the purpose of amending and revising Items 1 and 2 of Part I. This Form 10-Q/A is being filed in order to classify the Company’s available-for-sale investments balance at January 3, 2004 as long-term, rather than short-term, on the Condensed Consolidated Balance Sheet. This classification is consistent with that shown on our Consolidated Balance Sheet as of January 3, 2004 on Form 10-K for the fiscal year ended January 3, 2004. As a result of this revision, we have deleted the reference to this reclassification of prior year amount in Note 1 to the Condensed Consolidated Financial Statements and revised the January 3, 2004 working capital and cash and cash equivalents and short-term available-for-sale investments amounts under the Liquidity and Capital Resources caption of Item 2.

     Except as described above, no other significant amendments are being made to the Form 10-Q. This Form 10-Q/A does not reflect events occurring after April 3, 2004 or modify or update the disclosures contained in Form 10-Q other than as required to reflect the amendments discussed above.

THORATEC CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands)

	April 3,	January 3,
	2004	2004
Assets
Current Assets:
Cash and cash equivalents	$48,022	$62,020
Short-term available-for-sale investments	45,828	—
Receivables, net of allowances of $409 in 2004 and $486 in 2003	28,851	27,969
Inventories	36,830	36,417
Deferred tax asset and other prepaid assets	13,193	12,796

Total Current Assets	172,724	139,202

Property, plant and equipment, net	28,948	28,492
Goodwill	95,116	96,065
Purchased intangible assets, net	161,934	164,865
Long-term available-for-sale investments	—	41,179
Long-term deferred tax asset and other assets	6,965	6,328

Total Assets	$465,687	$476,131

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,175	$22,772

Total Current Liabilities	18,175	22,772
Long-term deferred tax liability and other liabilities	65,600	67,123

Total Liabilities	83,775	89,895

Shareholders’ Equity:
Common shares; 100,000 authorized; issued and outstanding 55,812 in 2004 and 56,242 in 2003	420,053	423,045
Deferred compensation	(2,403)	(2,630)
Accumulated deficit	(36,193)	(34,594)
Accumulated other comprehensive income:
Unrealized gain on investments	20	51
Cumulative translation adjustments	435	364

Total accumulated other comprehensive income	455	415

Total Shareholders’ Equity	381,912	386,236

Total Liabilities and Shareholders’ Equity	$465,687	$476,131

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

3. Cash and Investments

     We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Short-term investments consist of available-for-sale debt securities that are carried at fair value and generally mature between three months and two years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and to reflect management’s intent that these investments be considered available for current operations. As a result of its reassessment during the quarter ended April 3, 2004, the Company has classified its investments as short-term at April 3, 2004. We include any unrealized gains and losses on short-term investments, net of tax, in shareholders’ equity as a component of other comprehensive income.

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

8. Common Stock

     In February 2004, the Board of Directors authorized a stock repurchase program under which up to $25.0 million of our common stock could be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases were based on several conditions, including the price of our stock, general market conditions and other factors. As of April 3, 2004, we have repurchased and retired 510 thousand shares with an aggregate purchase price of $6,730 under this program. For each share repurchased, we reduced the common stock account by the average value per share reflected in the account prior to the repurchase with the excess allocated to accumulated deficit. As of April 3, 2004 the reduction to common stock and the excess allocated to accumulated deficit was $3,837 and $2,893, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     With the exception of historical facts, the statements contained in this Form 10-Q/A are “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “hope”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the ability to achieve and maintain profitability; the ability of third party payors to cover and provide appropriate levels of reimbursement for our products; the ability to receive Food and Drug Administration, or FDA, and foreign regulatory authorities approval to manufacture, market and sell our products; the ability to direct and manage current and future growth, including the growth of the number of Destination Therapy, or DT, procedures performed and the integration of any current and future acquisitions of companies or technologies; new product development and introduction, including FDA approval and market receptiveness; the ability to realize the full value of our intangible assets; the reliance on specialized suppliers; competition from other products; the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, including the ability to obtain timely deliveries of parts from suppliers; the dependence upon distributors and any changes made to our method of distribution; the ability to protect our proprietary technologies or an infringement of others’ patents; product liability or other claims; our ability to identify and correct quality issues in a timely manner and at a reasonable cost; the ability to maintain compliance with changing federal and state regulations; the long and variable sales and deployment cycle of our ventricular assist device (“VAD”) products; worldwide demand for circulatory support and graft products and blood coagulation testing and skin incision devices and the management of risks inherent in selling in foreign countries; claims relating to the handling, storage or disposal of hazardous chemicals and biomaterials; stock price volatility due to general economic conditions or future issuances and sales of our stock; the occurrence of natural catastrophic disasters; foreign currency fluctuations; the ability to attract and retain talented employees; and other factors identified in our Annual Report on Form 10-K for 2003 which we filed with the Securities and Exchange Commission, or the SEC. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q/A are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this Form 10-Q/A, and our Annual Report on Form 10-K for 2003 filed with the SEC.

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

Liquidity and Capital Resources

     At April 3, 2004, we had working capital of $154.5 million compared with $116.4 million at January 3, 2004, Cash and cash equivalents and short-term available-for-sale investments at April 3, 2004 were $93.9 million compared to $62 million at January 3, 2004, an increase of $31.9 million resulting primarily from our classification of investments as short-term at April 3, 2004, as compared to long-term at January 3, 2004 to reflect managements’s intent that these investments be considered available for current operations.

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

THORATEC CORPORATION

Date: August 16, 2004	/s/ D. Keith Grossman

D. Keith Grossman,
Chief Executive Officer

Date: August 16, 2004	/s/ M. Wayne Boylston

M. Wayne Boylston,
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)