Form 10-K/A
period 2005-01-01
THORATEC CORP
filed 2005-05-05
CIK 350907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2) Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale reported of such stock on July 2, 2004, the last business day of the Registrant’s second fiscal quarter, as listed on The Nasdaq National Stock Market was $517,972,797.

     As of April 28, 2005, registrant had 48,266,917 shares of common stock outstanding.

EXPLANATORY NOTE:

     The registrant hereby amends its Annual Report on Form 10-K for the year ended January 1, 2005 to revise the Registrant’s disclosure under the heading “Controls and Procedures” in Item 9A and attaches Exhibits 31.1 and 31.2. Items in the Annual Report on Form 10-K not referenced below are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein. Items referenced herein are amended as set forth below.

PART II

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of January 1, 2005. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and principal financial officer, concluded that as of January 1, 2005 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective.

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

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and the principal financial officer, does not expect that internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. As these inherent limitations are known features of the financial reporting process it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and principal financial officer have concluded that, as of January 1, 2005, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(3) Exhibits

Exhibit
Number	Exhibit
3.1	Thoratec’s Articles of Incorporation, as amended.(1)

3.2	Thoratec’s By-Laws, as amended February 25, 2005. (2)

4.1	Rights Agreement between Thoratec Corporation and Computershare Trust Company, Inc. as Rights Agent dated as of May 2, 2002.(3)

4.2	Indenture, dated as of May 24, 2004, by and between Thoratec Corporation and U.S. Bank, National Association, as Trustee. (4)

4.3	Form of Senior Subordinated Convertible Note due 2034. (5)

4.4	Pledge Agreement, dated as of May 24, 2004, between Thoratec Corporation and U.S. Bank, National Association, and Pledge Agreement Supplement, dated as of June 7, 2004. (4)

4.5	Control Agreement, dated as of May 24, 2004, between Thoratec Corporation and U.S. Bank, National Association, and Control Agreement Amendment, dated as of June 7, 2004.(4)

4.6	Registration Rights Agreement, dated May 24, 2004, by and among Thoratec Corporation and Merrill Lynch Pierce Fenner & Smith Incorporated as Initial Purchaser of the Senior Subordinated Convertible Notes due 2034. (4)

10.1	Thoratec’s 1984 Incentive Stock Option Plan, as amended.(6)

10.2	Intellectual Property Cross-license Agreement between Thermedics and the Thoratec Cardiosystems dated August 19, 1988.(7)

10.3	Form of Indemnification Agreement between Thoratec Cardiosystems and its officers and directors.(7)

10.4	Thoratec’s 1993 Stock Option Plan.(8)

10.5	Agreement dated May 26, 1993, between The Polymer Technology Group Incorporated and the Thoratec Cardiosystems.(9)

10.6	Thoratec’s 1996 Stock Option Plan.(10)

10.7	Thoratec’s 1996 Nonemployee Directors Stock Option Plan, as amended. (11)

10.8	Lease Agreement dated July 25, 1996, between Main Street Associates and Thoratec, as amended.(12)

10.9	First Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(13)

10.10	Second Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(14)

10.11	Thoratec’s 1997 Stock Option Plan, as amended.(15)

10.12	Amended and Restated Directors Stock Option Plan of Thoratec Cardiosystems.(16)

10.13	Amended and Restated Nonqualified Stock Option Plan of Thoratec Cardiosystems.(16)

10.14	Agreement and Plan of Merger by and among Thoratec, Lightning Acquisition Corporation, Thermo Cardiosystems Inc, and Thermo Electron Corporation dated October 3, 2000.(17)

10.15	Registration Rights Agreement by and between Thoratec and Thermo Electron dated October 3, 2000.(17)

10.16	Shareholder Agreement by and between Thoratec and Thermo Electron dated October 3, 2000.(17)

10.17	Lease agreement dated August 16, 1995, between International Technidyne Corporation and BHBMC, as amended.(18)

10.18	Employment Agreement by and between Thoratec and D. Keith Grossman, amended as of December 6, 2001.(18)

10.19	Thoratec’s 2002 Employee Stock Purchase Plan.(19)

Exhibit
Number	Exhibit
10.20	Form of Separation Benefits Agreement between Thoratec and its executive officers. (22)

10.21	Thoratec’s Deferred Compensation Plan effective as of January 1, 2004. (11)

10.22	Grantor Trust Agreement between Thoratec and Wachovia Bank, National Association effective as of January 1, 2003.(11)

10.24	Commercial Lease between International Technidyne Corporation and Roseville Properties Management Company dated September 26, 2003. (11)

10.25	Lease Agreement between International Technidyne Corporation and NJ Mortgage Association dated February 21, 2003. (20)

10.26	Separation Agreement and Release between M. Wayne Boylston and Thoratec, entered into on December 17, 2004. (21)

10.27	Consulting Services Agreement between M. Wayne Boylston and Thoratec, entered into on December 17, 2004. (21)

10.28	Amended and Restated Thoratec Corporation Restricted Stock Grant Agreement between M. Wayne Boylston and Thoratec, entered into on December 17, 2004. (21)

10.29	Description of the Executive Disability Income Protection Program.(22)

21	Subsidiaries of Thoratec.(18)

23.1	Independent Auditors’ Consent — Deloitte & Touche LLP.(22)

24	Power of Attorney. (22)

31.1+	Section 302 Certification of Chief Executive Officer.

31.2+	Section 302 Certification of principal financial officer.

32.1	Section 906 Certification of Chief Executive Officer.(22)

32.2	Section 906 Certification of principal financial officer. (22)

+	Filed herewith

(1)	Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the SEC on March 20, 2003 and incorporated herein by reference.

(2)	Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on March 3, 2005.

(3)	Filed as an Exhibit to Thoratec’s Form 8-A12G filed with the SEC on May 3, 2002 (Registration No. 000-49798), and incorporated herein by reference.

(4)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 filed with the SEC on August 12, 2004, and incorporated herein by reference.

(5)	Included as an exhibit to Exhibit 4.2.

(6)	Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990 filed with the SEC on March 28, 1991, and incorporated herein by reference.

(7)	Filed as an Exhibit to Thoratec Cardiosystems’ Registration Statement on Form S-1 (Registration No. 33-25144) and incorporated herein by reference.

(8)	Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended January 1, 1994 filed with the SEC on March 22, 1994, and incorporated herein by reference.

(9)	Filed as an Exhibit to Thoratec Cardiosystems’ Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1993 and incorporated herein by reference.

(10)	Filed as an Exhibit to Thoratec’s Registration Statement on Form S-8 filed with the SEC on September 12, 1996, (Registration No. 333-11883) and incorporated herein by reference.

(11)	Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the SEC on March 17, 2004 and incorporated herein by reference.

(12)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996, filed with the SEC on August 13, 1996, and incorporated herein by reference.

(13)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997, filed with the SEC on July 30, 1997, and incorporated herein by reference.

(14)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997 filed with the SEC on November 12, 1997, and incorporated herein by reference.

(15)	Filed as an Exhibit to Thoratec’s Registration Statement on Form S-8 filed with the SEC on June 18, 2003 (Registration No. 333-106238), and incorporated herein by reference.

(16)	Filed as an Exhibit to Thoratec Cardiosystems’ Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999 filed with the SEC on August 5, 1999, and incorporated herein by reference.

(17)	Filed as an Annex to Thoratec’s Registration Statement on Form S-4/A, filed with the SEC on December 29, 2000 (Registration No. 333-72128), and incorporated herein by reference.

(18)	Filed as an Exhibit to Thoratec’s Form 10-K405 filed with the SEC on March 15, 2002 (Registration No. 033-72502), and incorporated herein by reference.

(19)	Filed as an Exhibit to Thoratec’s Form S-8 POS filed with the SEC on July 1, 2002 (Registration No. 333-90768), and incorporated herein by reference.

(20)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 filed with the SEC on May 13, 2003, and incorporated herein by reference.

(21)	Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on December 20, 2004.

(22)	Filed as an Exhibit to Thoratec’s Form 10-K filed with the SEC on March 16, 2005.

SIGNATURES

     In accordance with Section 13 or Section 15(d) of the Exchange Act, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of May 2005.

THORATEC CORPORATION
By:	/s/ D. Keith Grossman
D. Keith Grossman
Chief Executive Officer

Date: May 5, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Thoratec Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Keith Grossman	Chief Executive Officer,

D. Keith Grossman	President and Director	May 5, 2005

*	Corporate Controller

Jeffrey M. McCormick	(principal financial and accounting officer)	May 5, 2005

*	Director and Chairman of the

J. Donald Hill	Board of Directors	May 5, 2005

*

Howard E. Chase	Director	May 5, 2005

*

J. Daniel Cole	Director	May 5, 2005

*

Neil F. Dimick	Director	May 5, 2005

*

William M. Hitchcock	Director	May 5, 2005

*

George W. Holbrook, Jr.	Director	May 5, 2005

*

Daniel M. Mulvena	Director	May 5, 2005

*By: /s/ D. Keith Grossman

D. Keith Grossman		May 5, 2005
Attorney-In-Fact

INDEX TO EXHIBITS

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of principal financial officer.