Form 10-Q
period 2005-07-02
THORATEC CORP
filed 2005-08-09
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2005
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
Registrant’s telephone number, including area code: (925) 847-8600
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐
     As of August 5, 2005 registrant had 49,388,722 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	July 2,	January 1,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$20,396	$16,017
Short-term available-for-sale investments	150,104	129,842
Restricted short-term investments	3,347	3,362
Receivables, net of allowances of $856 and $708 respectively	29,625	33,051
Inventories	39,953	39,141
Deferred tax asset	6,470	6,470
Prepaid expenses and other assets	3,722	3,873

Total current assets	253,617	231,756

Property, plant and equipment, net	27,104	27,584
Goodwill	94,097	94,097
Purchased intangible assets, net	147,537	153,141
Restricted long-term investments	3,221	4,845
Long-term deferred tax asset	6,430	6,381
Other assets	6,364	6,611

Total Assets	$538,370	$524,415

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	7,528	7,699
Accrued compensation	9,814	9,507
Accrued income tax	4,272	2,299
Other accrued expenses	6,022	6,001

Total current liabilities	27,636	25,506
Senior subordinated convertible notes	143,750	143,750
Long-term deferred tax liability and other liabilities	61,219	63,051

Total liabilities	232,605	232,307

Shareholders’ Equity:
Common shares; 100,000 authorized; issued and outstanding 49,185 and 48,735, respectively	373,519	364,775
Deferred compensation	(1,173)	(1,586)
Accumulated deficit	(66,442)	(71,514)
Accumulated other comprehensive income (loss):
Unrealized loss on investments	(285)	(325)
Cumulative translation adjustments	146	758

Total accumulated other comprehensive income (loss)	(139)	433

Total shareholders’ equity	305,765	292,108

Total Liabilities and Shareholders’ Equity	$538,370	$524,415

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Product sales	$47,588	$40,603	$98,076	$83,395
Cost of product sales	18,387	16,314	38,435	34,035

Gross profit	29,201	24,289	59,641	49,360

Operating expenses:
Selling, general and administrative	14,806	13,774	29,623	26,787
Research and development	7,925	7,380	15,644	14,718
Amortization of purchased intangible assets	2,800	2,931	5,604	5,862
Litigation and other costs	(1)	––	177	133

Total operating expenses	25,530	24,085	51,048	47,500

Income from operations	3,671	204	8,593	1,860
Other income and (expense):
Interest expense	(1,037)	(418)	(2,045)	(418)
Interest income and other	1,034	475	1,870	939

Income before income tax expense	3,668	261	8,418	2,381
Income tax expense	(1,247)	(54)	(2,862)	(881)

Net income	$2,421	$207	$5,556	$1,500

Net income per share, basic and diluted	$0.05	$0.00	$0.11	$0.03

Shares used to compute net income per share:
Basic	48,735	53,722	48,470	54,907
Diluted	50,146	55,175	49,530	56,315
See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	July 2,	July 3,
	2005	2004
Cash flows from operating activities:
Net income	$5,556	$1,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,445	9,327
Investment premium amortization	288	270
Non-cash interest and other expenses	313	418
Tax benefit related to stock options	2,062	388
Amortization of deferred compensation	481	455
Loss on disposal of assets	158	1
Change in net deferred tax liability	(2,111)	(1,698)
Changes in assets and liabilities:
Receivables	3,426	275
Inventories	(1,564)	(3,257)
Prepaid expenses and other assets	151	(696)
Accounts payable and other liabilities	2,305	2,443
Other	139	(7)

Net cash provided by operating activities	20,649	9,419
Cash flows from investing activities:
Purchases of available-for-sale investments	(53,265)	(52,310)
Sales of available-for-sale investments	20,808	31,050
Maturities of available-for-sale investments	13,535	16,620
Purchases of property, plant and equipment, net	(2,866)	(3,628)

Net cash used in investing activities	(21,788)	(8,268)
Cash flows from financing activities:
Net proceeds from issuance of convertible notes	—	139,181
Proceeds from stock option exercises, net	7,684	2,070
Proceeds from stock issued under employee stock purchase plan	684	788
Repurchase of common stock	(2,238)	(71,759)

Net cash provided by financing activities	6,130	70,280
Effect of exchange rate changes on cash and cash equivalents	(612)	60

Net increase in cash and cash equivalents	4,379	71,491
Cash and cash equivalents at beginning of period	16,017	18,270

Cash and cash equivalents at end of period	$20,396	$89,761

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,044	$465

Cash paid for interest	$1,707	$––

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$752	$208

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income	$2,421	$207	$5,556	$1,500

Other net comprehensive income :

Unrealized gain (loss) on investments (net of taxes of $(58) and $102 for the three months ended and $50 and $122 for the six months ended July 2, 2005 and July 3, 2004, respectively)	97	(160)	40	(191)

Foreign currency translation adjustments (net of taxes of $122 and $0 for the three months ended and $155 and $0 for the six months ended July 2, 2005 and July 3, 2004, respectively)	(479)	(11)	(612)	60

Comprehensive income	$2,039	$36	$4,984	$1,369

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
     In balance sheets prior to January 1, 2005, auction rate securities were classified as “cash and cash equivalents”. These securities have been reclassified for all periods presented from “cash and cash equivalents” to “short term available-for-sale investments”. These auction rate securities have an underlying component of a long-term debt or equity instrument; however, they are traded or mature on a shorter term based on an auction bid that resets the interest rate over time intervals of 28 to 49 days. These resets allow for a much higher level of liquidity than typical long term investments. As of January 3, 2004, we reclassified $43.8 million of these securities to “short-term available-for-sale investments” from “cash and cash equivalents” based on the period from purchase date to the reset date and as they are not intended to be held to the maturity date.
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

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(in thousands, except per share data)
		(Restated)		(Restated)
Net income:
As reported	$2,421	$207	$5,556	$1,500
Add: Stock-based compensation expense included in reported net income, net of related tax effects	164	148	318	287
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,475)	(3,981)	(3,499)	(5,877)

Pro forma net income (loss)	$1,110	$(3,626)	$2,375	$(4,090)

Basic and Diluted earnings (loss) per share:
As reported	$0.05	$0.00	$0.11	$0.03
Pro forma income (loss)	$0.02	$(0.07)	$0.05	$(0.07)

     Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended October 2, 2004, management determined that total stock based employee compensation expense determined under the fair value based method, net of related tax effects, for the first three quarters of 2004 had been calculated incorrectly. Accordingly, such pro forma amounts presented above have been restated. The effect was to increase pro forma stock-based compensation expense, net of tax and pro forma net loss by $0.6 million for the three months ended and $0.5 million for the six months ended July 3, 2004. Pro forma earnings per share were also decreased by $0.02 per share for basic and diluted earnings per share for the three months ended July 3, 2004 and $0.01 for basic and diluted earnings per share for the six months ended July 3, 2004. This correction did not impact the Company’s consolidated financial position, results of operations, or cash flows for any of the periods presented.
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
5. Investments
     Our investments are primarily held in auction rate securities, corporate and municipal bonds and U.S. government obligations and are classified as available-for-sale and are reported at fair value based upon quoted market price. All investments mature within two years or less from the date of purchase, except for some investments in U.S. Treasuries held as restricted investments as collateral for future interest payments related to our convertible debt, which mature within three years from the date of purchase. Investments with maturities beyond one year may be classified as short-term, if they are intended for use in operations, based on their highly liquid nature or due to the frequency in which the interest rate is reset such as with auction rate securities. In addition, these securities represent the investment of cash that is available and intended for current operations. Investments that are not intended for use in current operations are classified as long-term investments.
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
     For all investments, temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine realized gains and losses on investments.
6. Financial Instruments
     We have a foreign currency exchange risk management program principally designed to mitigate the change in value of assets and liabilities (primarily assets and liabilities on our UK subsidiary’s consolidated balance sheet that are denominated in UK pounds). Forward exchange contracts that generally have terms of three months or less are used to hedge these currency exposures on our books. The derivatives used in the foreign currency exchange risk management program are not designated as cash flow or fair value hedges under SFAS 133. These contracts are recorded on the condensed consolidated balance sheets at fair value in “Deferred Tax Asset and Other Prepaid Assets” current assets. Changes in the fair value of the contracts and the underlying exposures being hedged are included concurrently in “Interest income and other.” At July 2, 2005 the Company had forward foreign currency contracts to exchange Pounds Sterling for Euros with a notional value of $2.9 million. At January 1, 2005, the Company had forward foreign currency contracts to exchange Pounds Sterling and Euros for U.S. Dollars with a notional value of $6.9 million. For both periods the fair values of these contracts were negligible. Net foreign currency exchange loss was $0.1 million for both three months ended and $0.3 million and $0.2 million for the six months ended July 2, 2005 and July 3, 2004, respectively.

7. Inventories
     Inventories consist of the following:

	As of
	July 2,	January 1,
	2005	2005
	(in thousands)
Finished goods	$17,785	$18,562
Work in process	8,286	4,582
Raw materials	13,882	15,997

Total	$39,953	$39,141

8. Property, Plant and Equipment
     Property, plant and equipment consist of the following:

	As of
	July 2,	January 1,
	2005	2005
	(in thousands)
Property, plant and equipment, at cost	$64,241	$61,670
Less accumulated depreciation	(37,137)	(34,086)

Total	$27,104	$27,584

In the second quarter of 2005 we adjusted the estimated lives of some computer equipment from five years to three years.
9. Goodwill and Purchased Intangible Assets
     The change in the carrying amount of goodwill, which is attributable to our Cardiovascular business segment, for the six and twelve month periods ended July 2, 2005 and January 1, 2005 was as follows:

	As of
	July 2,	January 1,
	2005	2005
	(in thousands)
Beginning balance	$94,097	$96,065
Realization of acquired deferred tax asset	––	(1,153)
Reversal of accrual for securities registration costs	––	(815)

Ending balance	$94,097	$94,097

     There were no adjustments to Goodwill in the first six months of 2005. In 2004, goodwill related to the merger of Thoratec with Thermo Cardiosystems, Inc. (“TCA”) was adjusted by $1.2 million to reflect the utilization of tax net operating loss (“NOL”) benefits related to our subsidiary in the United Kingdom (“UK”). At the time of the merger, a deferred tax asset related to these NOL tax benefits was established with a corresponding valuation allowance for the full amount. As our UK subsidiary more likely than not will begin utilizing a portion of this NOL benefit, a portion of the original valuation allowance has been reversed against goodwill.
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

     The components of purchased intangible assets, net are as follows:

	As of July 2, 2005
	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount
	(in thousands)
Patents and Trademarks	$37,815	$(15,873)	$21,942
Core Technology	37,485	(8,002)	29,483
Developed Technology	122,782	(26,736)	96,046
Non-compete Agreement	90	(24)	66

Total Purchased Intangible Assets, net	$198,172	$(50,635)	$147,537

	As of January 1, 2005
	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount
	(in thousands)
Patents and Trademarks	$37,815	$(14,051)	$23,764
Core Technology	37,485	(7,242)	30,243
Developed Technology	122,782	(23,721)	99,061
Non-compete Agreement	90	(17)	73

Total Purchased Intangible Assets, net	$198,172	$(45,031)	$153,141

     Effective January 1, 2005, the Company revised its estimate for the remaining useful lives for certain of its core and developed technology intangible assets. The effect of the change was to decrease amortization expense by $0.3 million during the six months ended July 2, 2005 and is expected to decrease amortization by $0.5 million during each of the next five years. Amortization expense related to purchased intangible assets, net was $2.8 million and $5.6 million for the three and six months ended July 3, 2005, respectively. Amortization expenses were $2.9 million and $5.9 million for the three and six months ended July 3, 2004, respectively. Amortization expense on our existing purchased intangible assets is expected to be approximately $11.2 million for each of the next five years. Patents and trademarks have useful lives of eight to twenty years, core and developed technology assets have useful lives ranging from nine to twenty four years and the useful life of the non-compete agreement is approximately six years.
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
     The deferred debt issuance costs of $3.6 million, net of $0.7 million in amortization, are included in other assets on the condensed consolidated balance sheet. The deferred debt issuance costs are amortized on a straight line basis until May 2011 at which point the Company can redeem the debt. These charges are included in “Interest expense” on the condensed consolidated statement of operations.

Long Term Debt Offering Proceeds (in millions):
Principal amount of convertible notes at maturity	$247.4
Original issue discount	(103.7)
Debt issuance costs	(4.3)

Net proceeds	$139.4

     Holders of the convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events. Holders were able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day preceding the calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Holders may surrender their convertible notes for conversion on or prior to May 16, 2029 during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day; provided that if on the day prior to any conversion the closing sale price of our common stock is greater than the accreted conversion price but less than or equal to 120% of the accreted conversion price, then holders will receive upon conversion, in lieu of shares of common stock based on the conversion rate, cash or common stock, or a combination of cash and common stock, at our option, with a value equal to the accreted principal amount of the notes plus accrued but unpaid interest as of the conversion date. Additionally, holders may convert their convertible notes if we call them for redemption or if specified corporate transactions or significant distributions to holders of our stock have occurred. As of July 2, 2005, no notes have been converted or called.
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
     The aggregate fair value of the convertible notes at July 2, 2005, based on market quotes, was $143.2 million.
11. Common Stock
     In February 2004 and again in July 2004, the Board of Directors authorized stock repurchase programs under which up to $50 million in the aggregate of our common stock could be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases are based on several conditions, including the price of our stock, general market conditions and other factors. In May 2004, in conjunction with our convertible notes offering, the Board of Directors authorized the repurchase of an additional $60 million of our common stock. As of July 2, 2005, we had repurchased and retired 8.5 million shares with an aggregate purchase price of $104.9 million under these combined programs.
12. Litigation and Other Costs
     Litigation and other costs are comprised of:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(in thousands)
Litigation	$(1)	$—	$177	$133

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
     In June of 2004, MicroMed Technology, Inc. (“MicroMed”), a potential competitor of the Company, sued the Company in Texas. MicroMed sought injunctive relief and unspecified damages and fees against the Company in connection with the Company’s HeartMate II phase I clinical trial on the grounds that the Company had provided the HeartMate II VAD to clinical sites without charge and that doing so was a violation of Texas anti-trust law. Based on discussions with MicroMed’s counsel and from documents filed with the SEC, we believe that MicroMed intends to abandon this law suit.
     On August 3, 2004, a putative Federal securities law class action entitled Johnson v. Thoratec Corporation, et al. was filed in the United States District Court for the Northern District of California on behalf of purchasers of the publicly traded securities of the Company between April 28, 2004 and June 29, 2004. Subsequent to the filing of the Johnson complaint, additional complaints were filed in the same court alleging substantially similar claims. On November 24, 2004, the Court entered an order consolidating the various putative class action complaints into a single action entitled “In re Thoratec Corp. Securities Litigation” and thereafter entered an order appointing Craig Toby as “Lead Plaintiff” pursuant to the Private Securities Litigation Reform Act of 1995. On or about January 18, 2005, Lead Plaintiff filed a Consolidated Complaint. The Consolidated Complaint generally alleges violations of the Securities Exchange Act of 1934 by the Company, its chief executive officer, cardiovascular division president and former chief financial officer based upon, among other things, alleged false statements about the Company’s expected sales and the market for HeartMate as a Destination Therapy treatment. The Consolidated Complaint seeks to recover unspecified damages on behalf of all purchasers of the Company’s publicly traded securities during the putative class period. On March 4, 2005, defendants moved to dismiss the Consolidated Complaint and that motion currently is pending.
     On or about September 1, 2004, a shareholder derivative action entitled Wong v. Grossman was filed in the California Superior Court for Alameda County based upon essentially the same facts as the Federal securities class action suits referred to above. This action names the individual members of the Company’s Board of Directors, including the Chief Executive Officer and certain other Executive Officers of the Company as defendants and alleges that the defendants breached their fiduciary duties and wasted corporate assets, and that certain of the defendants traded in the Company’s securities while in possession of material nonpublic information. Proceedings in Wong vs. Grossman are currently stayed until at least October 2005.
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
13. Income Taxes
     Our effective income tax expense rates were 34% and 21%, respectively, for the first three months ended July 2, 2005 and July 3, 2004. The effective income tax expense rates were 34% and 37%, respectively, for the six months ended July 2, 2005 and July 3, 2004. The change in our quarterly effective tax rate is due primarily to our projected annual profitability on a comparative basis.
     The change in our six month effective tax expense rate is due primarily to additional interest income from tax favorable investments and increased research tax credits. In addition, we have reserved amounts for anticipated tax audit adjustments in the U.S., state and other foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due.
     At July 2, 2005 and January 1, 2005, we reported a net deferred tax liability of approximately $47.1 million and $49.2 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.

14. Net Income Per Share
     Basic and diluted net income per share were calculated as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income	$2,421	$207	$5,556	$1,500

Weighted average number of common shares-basic	48,735	53,722	48,470	54,907
Dilutive effect of stock options & ESPP shares	1,411	1,453	1,060	1,408

Weighted average number of common shares-diluted	50,146	55,175	49,530	56,315

Net income per common share-basic and diluted	$0.05	$0.00	$0.11	$0.03

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 2.7 million and 3.8 million shares of common stock were not included in the computation of diluted earnings and losses per share for the three months ended July 2, 2005 and July 3, 2004, respectively, as their inclusion would be antidilutive. Options to purchase 2.6 million and 4.9 million shares of common stock were not included in the computation of diluted earnings and losses per share for the six months ended July 2, 2005 and July 3, 2004, respectively, as their inclusion would be antidilutive. In addition, the computation of diluted earnings per share excludes the effect of assuming the conversion of our convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because their effect would have been antidilutive for the three and six months ended July 2, 2005 and July 3, 2004, respectively.
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
     Business Segments:

	Three Months Ended		Six Months Ended
	July 2,	July 3	July 2,	July 3,
	2005	2004	2005	2004
		(in thousands)
Product sales:
Cardiovascular	$28,776	$23,072	$60,842	$49,625
ITC	18,812	17,531	37,234	33,770

Total product sales	$47,588	$40,603	$98,076	$83,395

Income before income taxes:
Cardiovascular(a)	$4,262	$1,420	$10,391	$4,314
ITC(a)	3,467	2,348	6,618	4,641
Corporate (b)	(4,059)	(3,564)	(8,239)	(6,961)
Litigation and other costs (c)	1	––	(177)	(133)

Income from operations	3,671	204	8,593	1,860
Other income and (expense):
Interest expense	(1,037)	(418)	(2,045)	(418)
Interest income and other	1,034	475	1,870	939

Income before income tax expense	$3,668	$261	$8,418	$2,381

(a)	Amortization expense of $2.8 million and $5.6 million for the three and six months ended July 2, 2005 and $2.9 million and $5.9 million for the three and six months ended July 3, 2004, respectively, related to the Cardiovascular segment. The ITC segment had amortization expense of $40,000 for the three months ended and $79,000 for each of the six months ended July 2, 2005 and July 3, 2004, respectively.

(b)	Represents primarily general and administrative items not specifically identified to a particular business segment.

(c)	Relates to expenses not specifically identified to a particular business segment.
Geographic Areas:
The geographic composition of our product sales were as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(in thousands)
Domestic	$35,948	$31,392	$75,151	$65,173
International	11,640	9,211	22,925	18,222

Total	$47,588	$40,603	$98,076	$83,395

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could,” and words of similar import and the negatives thereof. Actual results could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Investors are cautioned that all such statements involve risks and uncertainties, including risks related to the development of new markets such as Destination Therapy, the growth of existing markets for our products, customer and physician acceptance of our products, changes in the mix of our product sales and the related gross margin for such product sales, the results of clinical trials including the HeartMate II, the ability to improve financial performance, regulatory approval processes, the effect of healthcare reimbursement and coverage policies, the effects of seasonality in our product sales, the effects of price competition from any of our competitors and the effects of any merger and acquisition related activities. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Factors That May Affect Future Results” section below and in other documents we file with the Securities and Exchange Commission, or SEC. Actual results, events or performance may differ materially. These forward-looking statements speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
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
Our Business Model
     Our business is comprised of two segments; Cardiovascular and ITC.
     The major product lines within our Cardiovascular segment are:
•	Circulatory Support Products. Our circulatory support products include VADs for the short-term and long-term treatment of congestive heart failure.

•	Vascular Graft Products. We have developed small diameter grafts using our proprietary materials to address the vascular access market. Our grafts are sold in the United States and internationally for use in hemodialysis.
     The major product lines of our ITC segment are:
•	Point-of-Care Diagnostics. Our point-of-care products include coagulation diagnostic test systems that monitor a patient while being administered certain anticoagulants, blood gas/electrolyte and chemistry status, or anemia.

•	Incision. Our incision products include devices used to obtain a patient’s blood sample for diagnostic testing and screening for platelet function.

Cardiovascular segment
     We offer the following broad product portfolio of implantable and external circulatory support product devices:
•	The Thoratec Ventricular Assist Device System is an external device for short to mid-term cardiac support, which is sold worldwide. The device is approved to assist the left and the right ventricle and is worn outside of the body. The Thoratec VAD is approved for use in bridge-to-transplant, or BTT.

•	The Thoratec Implantable Ventricular Assist Device, or IVAD, is the only bi-ventricular implantable blood pump approved for BTT and post-cardiotomy recovery. It can be used for left, right, or biventricular support. The IVAD utilizes the same internal working components as the Thoratec VAD System blood pump, but has an outer housing made of a titanium alloy that makes it more suitable for implantation.

•	The HeartMate Left Ventricular Assist System, also called the HeartMate XVE, is an implantable device for mid to long-term cardiac support and the only device approved in the United States, Europe and Canada for permanent support of those patients ineligible for heart transplantation. The HeartMate XVE is approved for use in both BTT and Destination Therapy, which is for permanent support for patients suffering from end-stage heart failure who are not eligible for heart transplantation.

•	The HeartMate II, which is currently in clinical trials for BTT and Destination Therapy, is an implantable LVAS consisting of a miniature rotary blood pump that is designed to provide long-term support. Its design is intended to be not only smaller, but also simpler, quieter, and longer lasting than current generation assist devices.

•	The Vectra vascular access graft is designed for use as a shunt between an artery and a vein, primarily to provide access to the bloodstream for renal hemodialysis patients requiring frequent needle punctures during treatment.
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
ITC Segment
     The major product lines of diagnostic test systems and incision device products are:
•	The Hemochron Point of Care, or POC, coagulation system is used to monitor a patient’s coagulation while being administered anticoagulants in various settings, including in the cardiovascular operating room to monitor the drug Heparin and in an anticoagulation clinic to monitor the drug Coumadin. Hemochron is considered a moderately complex device and must be used by professionally trained personnel. The system consists of a small, portable analytical instrument and disposable test cuvettes.

•	The Immediate Response Mobile Analysis, or IRMA, POC blood gas/electrolyte and chemistry system is used to monitor a patient’s blood gas/electrolyte and chemistry status. It is considered moderately complex and its use requires supervision by professionally trained personnel. The system consists of a small, portable analytical instrument and disposable test cartridges.

•	The ProTime coagulation monitoring system is used to monitor a patient’s coagulation while they are taking oral anticoagulants such as Coumadin, and can be prescribed for use by patients at home or can be used in the physician’s office or clinic. The system consists of a small, portable analytical instrument and disposable test cuvettes.

•	The Hemoglobin Pro System, or Hgb Pro is used by professionals, mainly in the doctor’s office to test for anemia; it provides quick results from a very small blood sample. The system consists of a small, hand held test meter and disposable test strips.

•	Tenderfoot, Tenderlett and Surgicutt incision products are used by professionals to obtain a patient’s blood sample for diagnostic testing. The tenderfoot is a “heel stick” used for infant testing, Tenderlett is used for finger incisions and the Surgicutt is used to perform screening tests to determine platelet function. All products feature permanently retracting blades for safe, virtually pain-free incision.
     The Hemochron and IRMA products are primarily sold into the hospital POC segment of the market. The ProTime and Hemoglobin Pro products are sold into the alternate site (non-hospital) POC market comprising physicians’ offices, long-term care facilities, clinics, visiting nurse associations, and home healthcare companies.
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
     Evaluation of Purchased Intangibles and Goodwill for Impairment
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable total undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Management must make estimates of these future cash flows and the approximate discount rate, and if any of these estimates proves incorrect, the carrying value of these assets on our consolidated balance sheet could become significantly impaired.
     As of the beginning of fiscal year 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing purchased goodwill. Since then, we complete an annual impairment test of goodwill and other intangible assets subject to amortization as required by SFAS No. 142 and SFAS No. 144. Upon completion of our impairment tests as of the end of fiscal year 2004, we determined that neither goodwill nor intangible assets were impaired. Based on changes in business conditions, we did modify the economic useful lives of certain components of our core and developed technology assets as disclosed in footnote 9 to the condensed consolidated financial statements.

     Revenue Recognition
     We recognize revenue from product sales for our Cardiovascular and ITC business segments when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Sales to distributors are recorded when title transfers upon shipment. One of our distributors has certain limited product return rights. Other distributors have certain rights of return upon termination of their distribution agreements. A reserve for sales returns is recorded for these customers applying reasonable estimates of product returns based upon historical experience. No other direct sales customers or distributors have return rights or price protection.
     Sales of certain Cardiovascular segment products to first-time customers are recognized when it has been determined that the customer has the ability to use such products. These sales frequently include the sale of products and training services under multiple element arrangements. Training is not considered essential to the functionality of our products. The amount of revenue under these arrangements allocated to training is based upon the fair market value of the training, which is typically performed on behalf of the Company by third party providers. The amount of product sales allocated to Cardiovascular segment products is done on a fair value basis. Under this approach, the total value of the arrangement is allocated to the training and the Cardiovascular segment products based on the relative fair market value of the training and the products. The amount of product sales allocated to training is recorded as deferred revenue and is recognized when the training is completed. As of the fiscal quarter ended July 2, 2005, all products that had been delivered and recorded as product sales were delivered to customers for which training had been completed. There was no amount of product sales deferred related to training not yet completed at the end of the six months ended July 2, 2005 and none at 2004 fiscal year end.
     The majority of our products are covered by up to a two-year limited manufacturer’s warranty from the date of installation. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.
     In determining when to recognize revenue, management makes decisions on such matters as the relative fair values of the product and training elements when sold together, customer credit worthiness and warranty reserves. If these decisions prove incorrect, the carrying value of these assets and liabilities on our condensed consolidated balance sheets could be significantly different.
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
     Accounting Pronouncements
     In December 2004, the FASB issued statement 123R “Share-Based Payment”. This statement requires that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. Our adoption of this statement, which we expect to occur in the first quarter of 2006, will have a material, although non-cash, impact on our condensed consolidated statements of operations.

     Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated as a percentage of total product sales:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Product sales	100%	100%	100%	100%
Cost of product sales	39	40	39	41

Gross profit	61	60	61	59

Operating expenses:
Selling, general and administrative	31	34	30	32
Research and development	16	18	16	18
Amortization of purchased intangible assets	6	7	6	7
Litigation and other costs	––	––	––	––

Total operating expenses	53	59	52	57
Income from operations	8	1	9	2
Other income and (expense):
Interest expense	(2)	(1)	(2)	––
Interest income and other	2	1	2	1

Income before income tax expense	8	1	9	3
Income tax expense	3	0	3	1

Net income	5%	1%	6%	2%

See Note 15 to our unaudited condensed consolidated financial statements in this report for data presented by business segment.
Three months ended July 2, 2005 and July 3, 2004
Product Sales
     Product sales in the second quarter of 2005 were $47.6 million compared to $40.6 million in the second quarter of 2004. The Cardiovascular segment increased sales by $5.7 million and the ITC segment increased sales by $1.3 million. Product sales increases are due to an increase in volume unless otherwise noted. The primary components of the total $7.0 million increase in product sales were the following:
•	VAD product sales increased $4.1 million. The majority of this increase came from higher sales of our HeartMate II and IVAD products of $3.0 million and $2.8 million, respectively. This was partially offset by a reduction in sales of our PVAD product line of $2.3 million.

•	Other ancillary product sales (drivers, cannulae, service, rentals and spares) increased $1.0 million, including an increase in Destination Therapy ancillary products as well as modest increases in TLC II driver revenue principally from “Home Discharge.”

•	Graft product sales increased by $0.6 million due to a higher average selling price combined with increased volume.

•	Point-of-care diagnostic product sales increased $1.3 million, due primarily to a $0.8 million increase in sales of our Hemochron and $0.6 million increase in sales of our Protime products coupled with modest decreases in sales of our Hgb Pro products quarter over quarter.

•	Incision product sales were flat because of what we believe to be lower volume offset by higher average selling prices.
For the three months ended July 2, 2005 and July 3, 2004, sales originating outside of the United States and U.S. export sales accounted for approximately 25% and 23%, respectively, of our total product sales.

Gross Profit
     Gross profit in the second quarter of 2005 was 61% compared to 60% in the second quarter of 2004. The modest change in gross profit was due to the following fluctuations:
•	The Cardiovascular segment increased gross profit by 1% due to higher incremental revenue in conjunction with higher margin VAD product sales offset in part by an increase in manufacturing costs; and

•	The ITC segment increased gross profit by 2%, due to higher incremental revenue in higher margin products and increased margins in the point-of-care market related to the shift in mix from distributor to direct channels sales.
Selling, General and Administrative
     Selling, general and administrative expenses in the second quarter of 2005 were $14.8 million, or 31% of product sales, compared to $13.8 million, or 34% of product sales, in the second quarter of 2004. The $1.0 million increase in spending resulted from:
•	Increased personnel costs associated with higher product sales and overall headcount increases in the Cardiovascular segment of $0.9 million offset in part by reduced personnel costs related to alternate site sales for the ITC segment of $0.3 million.

•	Higher spending on marketing and related activities, primarily associated with our HeartHope Center Program, Destination Therapy, and costs associated with training efforts in the Cardiovascular segment totaling $0.3 million.

•	Higher professional fees, including legal, audit and financial consulting services relating to our compliance with the Sarbanes-Oxley Act of 2002 and enterprise resource planning software system (“ERP system”) implementation expenses of an additional $0.1 million.
Research and Development
     Research and development expenses in the second quarter of 2005 were $7.9 million compared to $7.4 million in the second quarter of 2004, representing 16% and 18% of product sales for the respective periods. Our Cardiovascular segment incurred $0.5 million of the increase while the ITC segment recorded no increase in these expenses quarter over quarter. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The primary component of our research and development costs is employee salaries and benefits. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the second quarter of 2005 was $2.8 million compared to $2.9 million in the second quarter of 2004. The decrease of $0.1 million is the result of changes in business conditions which caused us to modify the remaining economic useful lives of certain of our core and developed technology assets. These changes were made in accordance with our periodic valuation of the useful lives of our identifiable intangible assets under FAS 144 as of January 1, 2005.
Interest Expense
     Interest expense for the second quarter 2005 was $1.0 million compared to $0.4 million in the second quarter of 2004. The expense for the three months ended July 2, 2005 and July 3, 2004, respectively, includes $0.8 million and $0.3 million in interest payments and $0.2 million and $0.1 million in amortization of the debt issuance costs related to our convertible notes issued in May 2004.
Interest Income and Other
     Interest income and other for the three months ended July 2, 2005 was $1.0 million compared to $0.5 million in the three months ended July 3, 2004. This increase was primarily due to higher interest income earned on increased cash and investment balances as a result of the proceeds received from the May 2004 issuance of our convertible notes and positive cash generated by operations between 2004 and 2005.

Income Taxes
     Our effective income tax expense rates were 34% and 21%, respectively, for the second quarters of 2005 and 2004. The change in our quarterly tax rate is due primarily to our profitability on a comparative basis. The reduction in our effective tax expense rate is due primarily to additional interest income from tax favorable investments and increased research tax credits. In addition, we have provided adequate amounts for anticipated tax audit adjustments in the U.S., state and other foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts are unnecessary or the liability proves to be more than anticipated, the reversal of the liabilities would result in tax benefits being recognized or a further charge to expense would result in the period in which the event occurs.
     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2005 can significantly affect our projected annual effective tax rate, we believe our quarterly tax expense rate of 34% is the most reliable estimate of our effective tax expense rate. Accordingly, our quarterly tax rate for the remainder of 2005 will be largely dependent on our profitability and could fluctuate significantly.
Six months ended July 2, 2005 and July 3, 2004
Product Sales
     Product sales for the first six months of 2005 were $98.1 million compared to $83.4 million for the same six month period in 2004. Cardiovascular segment sales increased by $11.2 million and the ITC segment sales increased by $3.5 million. Product sales increases are due to an increase in volume unless otherwise noted. The primary components of the total $14.7 million increase in product sales were the following:
•	VAD product sales increased $8.5 million. The majority of this increase came from higher sales of our HeartMate II and IVAD products of $4.0 million and $6.9 million, respectively. This was partially offset by a reduction in sales of our PVAD products of $3.3 million.

•	Other ancillary product sales (drivers, cannulae, service, rentals and spares) increased $1.9 million, including an increase in Destination Therapy ancillary products and TLC II driver revenue principally from “Home Discharge”.

•	Graft product sales increased by $0.8 million due to a higher average selling price.

•	Point-of-care diagnostic product sales increased $3.8 million, due primarily to a $3.4 million increase in sales of our Hemochron and $0.7 million increase in our ProTime products. This was partially offset by decreased sales of our Hgb Pro products year over year.

•	Incision product sales decreased by $0.5 million due in part to lower volume partially offset by higher average selling prices.
For the six months ended July 2, 2005 and July 3, 2004, sales originating outside of the United States and U.S. export sales accounted for approximately 23% and 22%, respectively, of our total product sales.
Gross Profit
     Gross profit for the six months ended July 2, 2005 was 61% compared to 59% for the six months ended July 3, 2004. The change in gross profit was due to the following fluctuations:
•	The Cardiovascular segment increased gross profit by 1% due to higher incremental revenue in conjunction with higher margin VAD product sales offset in part by an increase in manufacturing costs; and

•	The ITC segment increased gross profit by 2%, due to higher incremental revenue in higher margin products and increased margins in the point-of-care market related to the shift in mix from distributor to direct channels sales.

Selling, General and Administrative
     Selling, general and administrative expenses for the six months ended July 2, 2005 were $29.6 million, or 30% of product sales, compared to $26.8 million, or 32% of product sales, for the six months ended July 3, 2004. The $2.8 million increase in spending resulted from:
•	Increased personnel costs associated with higher product sales and overall headcount increases in both the Cardiovascular and ITC segments of $1.6 million, partially offset by reduced recruiting and consulting fees for the ITC segment of $0.3 million.

•	Higher spending on marketing and related activities, primarily associated with our HeartHope Center Program and Destination Therapy in the Cardiovascular segment and costs associated with IRMA and international marketing efforts in the ITC segment totaling $0.6 million.

•	Higher professional fees, including legal, audit and financial consulting services relating to our compliance with the Sarbanes-Oxley Act of 2002, project related business development activities and ERP system implementation expenses, of an additional $0.9 million.
Research and Development
     Research and development expenses for the six months ended July 2, 2005 were $15.6 million compared to $14.7 million for the six months ended July 3, 2004, representing 16% and 18% of product sales for the respective periods. Our Cardiovascular and ITC segments incurred $0.7 million and $0.2 million in additional expenses, respectively, year over year. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The primary component of our research and development costs is employee salaries and benefits. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets for the first six months of 2005 was $5.6 million compared to $5.9 million in the same six months of 2004. The decrease of $0.3 million is the result of changes in business conditions which caused us to modify the remaining economic useful lives of certain of our core and developed technology assets. These changes were made in accordance with our periodic valuation of the useful lives of our identifiable intangible assets under FAS 144 as of January 1, 2005.
Interest Expense
     Interest expense for the six months ended July 2, 2005 was $2.0 million compared to $0.4 million for the six months ended July 3, 2004. The expense for the six months ended July 2, 2005 and July 3, 2004, respectively, includes $1.7 million and $0.3 million in interest payments and $0.3 million and $0.1 million in amortization of the debt issuance costs related to our convertible notes issued in May 2004.
Interest Income and Other
     Interest income and other for the six months ended July 2, 2005 was $1.9 million compared to $0.9 million for the six months ended July 3, 2004. This increase was primarily due to higher interest income earned on increased cash and investment balances as a result of the proceeds received from our May 2004 convertible notes issuance, for the full six months in 2005 compared to one month out of the first six months of 2004.
Income Taxes
     Our effective income tax expense rates were 34% and 37% for the first six months of 2005 and 2004, respectively. The change in our projected annual tax rate is due primarily to our profitability on a comparative basis. The reduction in our effective tax expense rate is due primarily to additional interest income from tax favorable investments and increased research tax credits. In addition, we have provided adequate amounts for anticipated tax audit adjustments in the U.S., state and other foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts are unnecessary or the liability proves to be more than anticipated, the reversal of the liabilities would result in tax benefits being recognized or a further charge to expense would result in the period the event occurs.

     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2005 can significantly affect our projected annual effective tax rate, we believe our quarterly tax expense rate of 34% is the most reliable estimate of our effective tax expense rate. Accordingly, our tax rate for the remainder of 2005 will be largely dependent on our profitability and could fluctuate significantly.
Liquidity and Capital Resources
     At July 2, 2005, we had working capital of $226.0 million compared with $206.3 million at January 1, 2005. Cash and cash equivalents at July 2, 2005 were $20.4 million compared to $16.0 million at January 1, 2005. The increase is due primarily to cash generated from operations and proceeds from stock option exercises, offset in part by net purchases of property, plant and equipment and purchases of investment securities.
Cash provided by operating activities for the six months ended July 2, 2005 was $20.6 million. This included net income of $5.6 million and non-cash adjustments to net income of $10.6 million primarily made up of $9.4 million for depreciation and amortization and $2.1 million related to tax benefits on stock options, partially offset by a $2.1 million change in the deferred tax liability. Additionally, $3.4 million was provided by a decrease in accounts receivable, primarily due to an overall decrease of 4 days in our consolidated DSOs due to timing of sales, and $2.3 million provided by an increase in accounts payable and other liabilities, driven by increased accruals for income taxes and personnel related costs. These increases were partially offset by an increase in cash used for inventory of $1.6 million. Investing activities used $21.8 million, with $19.0 million net purchases of investment securities and $2.9 million to acquire property, plant and equipment, net of $0.7 million in product inventory transfers for demonstration purposes. The purchases of property, plant and equipment consisted of equipment purchases of $3.6 million, of which $1.9 million of the purchases relates to the Cardiovascular segment and $1.7 million relates to the ITC segment. Cash provided by financing activities for the six months ended July 2, 2005 was $6.1 million, including $8.3 million from proceeds related to stock option exercises and purchases under our Employee Stock Purchase Plan partially offset by, $2.2 million paid to repurchase 0.2 million shares of stock under our stock repurchase programs.
     In March 2005, we agreed to purchase a new ERP system for our ITC segment. The estimated cost of the purchased software licenses, hardware, implementation costs and consulting for the ERP system is approximately $0.8 million over the 2005 fiscal year, of which $0.6 million was paid in the first six months of 2005.
     We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations, will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months.
FACTORS THAT MAY AFFECT FUTURE RESULTS
     Our business faces many risks. These risks include those related to the development of new products and markets including Destination Therapy, the growth of existing markets for our products, customer and physician acceptance of our products, changes in the mix of our product sales, and the related gross margins for such product sales, the results of clinical trials, including those for the HeartMate II, the ability to improve financial performance, regulatory approval processes, the effect of healthcare reimbursement and coverage policies, our product sales, the effects of price competition from any of our competitors and the effects of any merger and acquisition related activities. The risks described below are what we believe to be the material risks facing our company. However, the risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline significantly. Investors should consider the following risks, as well as the other information included in this Quarterly Report and our Annual Report on Form 10-K, and other documents we file from time to time with the SEC, such as our current reports on Form 8-K and any public announcements we make from time to time.
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
     We may not obtain clearance of a 510(k) notification or approval of a PMA application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell them, thereby harming our ability to generate sales. The FDA may also limit the claims that we can make about our products. We may also be required to obtain clearance of a 510(k) notification or PMA Supplement from the FDA before we can market products that have been cleared, but we have since modified or that we subsequently wish to market for new disease indications.
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
     Sales of our products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. In any event, if we fail to obtain the necessary approvals to sell any of our products in a foreign country, we will not be able to sell those products there.
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
     In June of 2004, MicroMed Technology, Inc. (“MicroMed”), a potential competitor of the Company, sued the Company in Texas. MicroMed sought injunctive relief and unspecified damages and fees against the Company in connection with the Company’s HeartMate II phase I clinical trial on the grounds that the Company had provided the HeartMate II VAD to clinical sites without charge and that doing so was a violation of Texas anti-trust law. Based on our discussions with MicroMed Technology Inc.’s counsel and from documents filed with the SEC, we believe that MicroMed intends to abandon this law suit.
     We believe that the claims asserted in the MicroMed action, and both the Federal securities law putative class action and the state shareholder derivative action are without merit. We have filed a motion to dismiss in the Federal securities law putative class action and the shareholder suit currently is stayed until at least October 2005.
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
If hospitals do not conduct Destination Therapy procedures using our VADs, our product sales will be diminished.
     The use of our VADs as long-term therapy in patients who are not candidates for heart transplantation (i.e., they are Destination Therapy patients) was approved by the FDA in 2002, and was approved for reimbursement by the CMS in late 2003.

     The number of Destination Therapy procedures actually performed depends on many factors, most of which are out of our direct control, including:
•	the number of CMS sites approved for Destination Therapy;

•	the clinical outcomes of Destination Therapy procedures;

•	cardiologists’ and referring physicians’ education, and their commitment to Destination Therapy;

•	the economics of the Destination Therapy procedure for individual hospitals, which include the costs of the VAD and related pre- and post-operative procedures and their reimbursement;

•	the impact of changes in reimbursement rates on the timing of purchases of VADs for Destination Therapy; and

•	the economics for individual hospitals of not conducting a Destination Therapy procedure, including the costs and related reimbursements of long-term hospitalization.
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
     Our VAD systems have lengthy sales cycles and we may incur substantial sales and marketing expenses and expend significant effort without making a sale. Even after making the decision to purchase our VAD systems, our customers often deploy our products slowly. For example, the length of time between initial contact with cardiac surgeons and the purchase of our VAD systems is generally between nine and eighteen months. In addition, the cardiac centers that buy the majority of our products are usually led by cardiac surgeons who are heavily recruited by competing centers or by centers looking to increase their profiles. When one of these surgeons moves to a new center we sometimes experience a temporary but significant reduction in purchases by the departed center while it replaces its lead surgeon. As a result, it is difficult for us to predict the quarter in which customers may purchase our VAD systems and our product sales and operating results may vary significantly from quarter to quarter, which increases the risk of an operating loss for us for any given quarter. In particular, sales of our VADs for Destination Therapy have been lower than we had originally anticipated, and we cannot predict when, if ever, sales of our VADs for this indication will generate the level of revenues we expect.
Physicians may not accept or continue to accept our current products and products under development.
     The success of our current and future products will require acceptance or continued acceptance by cardiovascular and vascular surgeons, and other medical professionals. Such acceptance will depend on clinical results and the conclusion by these professionals that our products are safe, cost-effective and acceptable methods of treatment. Even if the safety and efficacy of our future products are established, physicians may elect not to use them for a number of reasons. These reasons could include the high cost of our VAD systems, restrictions on insurance coverage, unfavorable reimbursement from health care payors, or use of alternative therapies. Also, economic, psychological, ethical and other concerns may limit general acceptance of our ventricular assist, graft and other products.
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
     A substantial portion of our assets are comprised of goodwill and purchased intangible assets. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. The material concentration of intangible assets increases the risk of a large charge to earnings if the revenue from, and recoverability of, these intangible assets is impaired. We completed an assessment of the current values of our intangible assets at the end of fiscal 2004 and determined that no impairment exists; however, the lives have been modified on several components of these identified assets. In the event however, of such a charge to net income, the market price of our common stock could be adversely affected. For example, in the first quarter of 2004, we completed an assessment of the final results from the feasibility clinical trial for the Aria CABG graft, which was ongoing through fiscal 2003. Based on the clinical trial results, we determined not to devote additional resources to development of the Aria graft. Upon the decision to discontinue product development, we recorded an impairment charge of approximately $9 million as of January 3, 2004 to write off purchased intangible assets related to the Aria graft, recorded as a result of our merger with TCA.
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
     We depend on a number of custom-designed components and materials supplied by other companies including, in some cases, single source suppliers for components, instruments and materials used in our VAD products and blood testing products. For example, single sources currently manufacture and supply our ProTime and Hemoglobin instruments and the heart valves used in our HeartMate products. The suppliers of our ProTime and Hemoglobin products are located in China and Germany, respectively. We do not have long-term written agreements with most of our vendors and from these vendors receive components on a purchase order basis only. If we need alternative sources for key raw materials or component parts for any reason, such alternative sources may not be available and our inventory may not be sufficient to fill orders before we find alternative suppliers or begin manufacturing these components or materials ourselves. Cessation or interruption of sales of circulatory support products or our point-of-care products would seriously harm our business, financial condition and results of operations.
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
     Competition from medical device companies and medical device subsidiaries of health care and pharmaceutical companies is intense and is expected to increase. Principal competitors for the VAD system include WorldHeart Corporation, MicroMed Technology, Inc., Abiomed, Inc., and Berlin Heart in Europe. Principal competitors in the vascular graft market include W.L. Gore, Inc., C.R. Bard Corporation, which is also a distributor of our Vectra product line, and Boston Scientific Corporation. Principal competitors in the hospital coagulation and blood gas monitoring equipment market include the Cardiac Surgery Division of Medtronic, Inc., iSTAT, Radiometer, Abbott Diagnostics, and Instrument Laboratories. Our primary competitor in the skin incision device market is Becton, Dickson and Company. Competitors in the alternate site point-of-care diagnostics market include Roche Diagnostics and HemoSense.
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
     The price of our common stock has been, and is likely to continue to be, highly volatile, which means that it could decline substantially within a short period of time. For example our stock price has ranged from $8.46 to $15.60 in the 12 months ended July 2, 2005. The price of our common stock could fluctuate significantly for many reasons, including the following:
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
     With the exception of Canada and the larger countries in Europe, we sell our Thoratec VAD and HeartMate systems in foreign markets through distributors. In addition, we sell our vascular access graft products through the Bard Peripheral Vascular division of C.R. Bard Corporation (which is also a competitor of ours) in the United States, and selected countries in Europe, the Middle East and Africa, and through Goodman Co. Ltd. in Japan. Substantially all of the international operations and a large portion of the alternate site domestic operations of ITC are conducted through distributors. For the three and six months ended July 2, 2005, 10% and 17% respectively, of ITC’s total product sales were through Cardinal Healthcare, a distributor of our blood coagulation testing equipment and skin incision devices.
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
     Our business exposes us to an inherent risk of potential product liability claims related to the manufacturing, marketing and sale of human medical devices. We maintain a limited amount of product liability insurance. Our insurance policies generally must be renewed on an annual basis. We may not be able to maintain or increase such insurance on acceptable terms or at reasonable costs, and such insurance may not provide us with adequate coverage against potential liabilities. A successful claim brought against us in excess, or outside, of our insurance coverage could seriously harm our financial condition and results of operations. Claims against us, regardless of their merit or potential outcome, may also reduce our ability to obtain physician acceptance of our products or expand our business.
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

     Any quality issue identified can therefore both harm our business reputation and result in substantial costs and write-offs, which could materially harm our financial results.
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
     A substantial portion of our total sales occurs outside the United States. We anticipate that sales outside the United States and U.S. export sales will continue to account for a significant percentage of our product sales and we intend to continue to expand our presence in international markets. Non-U.S. sales are subject to a number of special risks. For example:
•	we generally sell many of our products at a lower price outside the United States;

•	sales agreements may be difficult to enforce;

•	receivables may be difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	U.S. export licenses may be difficult to obtain;

•	intellectual property rights may be (and often are) more difficult to enforce in foreign countries;

•	terrorist activity or war may interrupt distribution channels or adversely impact our customers or employees; and

•	fluctuations in exchange rates may affect product demand and adversely affect the profitability, in U.S. dollars, of products sold in foreign markets where payments are made in local currencies.
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
     We are vulnerable to damage from various types of disasters, including earthquake, fire, terrorist acts, flood, power loss, communications failures and similar events. For example, in October 1989, a major earthquake that caused significant property damage and a number of fatalities struck near the area in which our Pleasanton, California facility is located. If any such disaster were to occur, we may not be able to operate our business at our facilities, in particular because our premises require FDA approval, which could result in significant delays before we can manufacture products from a replacement facility. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Therefore, any such catastrophe could seriously harm our business and results of operations.
If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.
     Under the Sarbanes-Oxley Act of 2002, or the Act, beginning in 2004 we are required to assess the effectiveness of our internal controls for financial reporting annually and assert that such internal controls are effective. Our independent auditors must evaluate management’s assessment of the effectiveness of our internal controls over financial reporting and render an opinion on management’s assessment and the effectiveness of our internal controls over financial reporting. The Act has resulted in and is likely to continue to result in increased expenses, and has required and is likely to continue to require significant efforts by management and other employees. Although we believe that our efforts will enable us to remain compliant under the Act, we can give no assurance that in the future such efforts will be successful. Our business is complex and involves significant judgments and estimates as described in our “Critical Accounting Estimates” above. If we have material weaknesses in internal controls, we will not be able to assert that our internal controls over financial reporting are effective, which could adversely affect investor confidence in us and the market price of our common stock.
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
     At maturity, the entire outstanding principal amount of our convertible notes will become due and payable. Holders of the convertible notes may also require us to repurchase the convertible notes on May 16 in each of 2011, 2014, 2019, 2024 and 2029. In addition, if certain fundamental changes to our company occur, the holders of the convertible notes may require us to repurchase all or any portion of their convertible notes. We may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount due at maturity or the repurchase price of the convertible notes. Any such failure would constitute an event of default under the indenture, which could, in turn, constitute a default under the terms of any other indebtedness we may have incurred. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Interest Rate Risk
     Our investment portfolio is made up of cash equivalent and marketable investments in auction rate securities, money market funds, debt instruments of government agencies, U.S. Treasuries, local municipalities, and high quality corporate issuers. All investments are carried at market value and are treated as available-for-sale. All investments mature within two years or less from the date of purchase, except for some investments in U.S. Treasuries held as restricted investments as collateral for future interest payments related to our convertible notes, which mature within three years from the date of purchase. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline which could result in a loss if we are forced to sell an investment before the scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points or less the change in our net unrealized loss on investments would be nominal. We do not utilize derivative financial instruments to manage interest rate risk.
     Our convertible notes do not bear interest rate risk as the notes were issued at a fixed rate of interest. The aggregate fair value of the convertible notes at July 2, 2005, based on market quotes, was $143.2 million.
Foreign Currency Rate Fluctuations
     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products who report to our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s consolidated balance sheet that are not denominated in UK Pounds Sterling) at the period-end exchange rates result in foreign currency gains and losses, which are included in “Interest Income and Other.”
     We use forward foreign currency contracts to hedge the gains and losses generated by the revaluation of these non-functional currency assets and liabilities. These derivatives are not designated as cash flow or fair value hedges under SFAS No. 133. As a result, changes in the fair value of the forward foreign currency contracts are included in “Interest Income and Other.” The change in the fair value of the forward foreign currency contracts typically offsets the change in value from revaluation of the non-functional currency assets and liabilities. These contracts typically have maturities of three months or less. At July 2, 2005, we had forward foreign currency contracts to exchange Pounds Sterling into Euros with a notional value of $2.9 million and at July 3, 2004 we had a notional value of $9.6 million in Pounds Sterling and Euros contracts. These contracts had an average exchange rate of Euros to Pounds Sterling of .6872 and Pounds Sterling to the U.S. Dollar of .5495 as of July 2, 2005. The impact of fluctuations in foreign currency exchange rates, net of forward foreign currency contracts, was $0.3 million and $0.1 million for the six month periods ended July 2, 2005 and July 3, 2004, respectively.
ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 8 of our 2004 Annual Report on Form 10-K sets forth the report of Management and of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting.
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of July 2, 2005. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and principal financial officer, concluded that as of July 2, 2005 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective.
Changes to Internal Controls
     As part of the implementation of section 404 of the Sarbanes Oxley Act, the Company instituted internal controls that were designed to and did detect the situation which resulted in the restatement of the pro forma stock compensation fair value disclosures for the years ended January 3, 2004 and December 28, 2002. Management concluded that the control deficiency which resulted in the restatement was not indicative of a material weakness in internal controls as of January 1, 2005. There have been no changes in our internal controls over financial reporting during the six months ended July 2, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and principal financial officer have concluded that, as of July 2, 2005, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 to our unaudited condensed consolidated interim financial statements in this Quarterly Report on Form 10Q.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders was held on May 25, 2005. The following items were voted upon and approved at the meeting:
     1. To elect the following directors to serve for the ensuing year until their successors are elected:

	Number of Votes
	For	Withheld
Howard E. Chase	45,003,630	223,114
J. Daniel Cole	45,091,586	135,158
Neil F. Dimick	45,089,202	137,542
D. Keith Grossman	44,972,510	254,234
J. Donald Hill	40,623,188	4,603,556
William M. Hitchcock	45,092,500	134,244
George W. Holbrook, Jr.	40,658,199	4,568,545
Daniel M. Mulvena	40,665,990	4,560,754
     2. To ratify Deloitte & Touche LLP as company’s independent auditors

	Number of Votes
	For	Against	Abstain
Beneficial Common	39,128,146	131,223	10,172
Registered Common	5,9525,588	3,315	1,300
ITEM 6. EXHIBITS
     (a) Exhibits:
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of principal financial officer.

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 of principal financial officer.

SIGNATURES
     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: August 9, 2005	/s/ D. Keith Grossman
D. Keith Grossman,
Chief Executive Officer

Date: August 9, 2005	/s/ Jeffrey M. McCormick
Jeffrey M. McCormick,
Corporate Controller, (principal financial and accounting officer)