Form 10-Q
period 2005-10-01
THORATEC CORP
filed 2005-11-10
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
As of November 7, 2005, the registrant had 50,633,460 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	October 1,	January 1,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$25,643	$16,017
Short-term available-for-sale investments	158,788	129,842
Restricted short-term investments	3,370	3,362
Receivables, net of allowances of $910 and $708, respectively	31,511	33,051
Inventories	42,410	39,141
Deferred tax asset	6,470	6,470
Prepaid expenses and other assets	4,905	3,873

Total current assets	273,097	231,756

Property, plant and equipment, net	26,919	27,584
Goodwill	94,097	94,097
Purchased intangible assets, net	144,737	153,141
Restricted long-term investments	3,232	4,845
Long-term deferred tax asset	6,450	6,381
Other assets	6,318	6,611

Total Assets	$554,850	$524,415

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	7,312	7,699
Accrued compensation	12,560	9,507
Accrued income tax	3,805	2,299
Other accrued expenses	6,478	6,001

Total current liabilities	30,155	25,506
Senior subordinated convertible notes	143,750	143,750
Long-term deferred tax liability and other liabilities	60,310	63,051

Total liabilities	234,215	232,307

Shareholders’ Equity:
Common shares; 100,000 authorized; issued and outstanding 50,064 and 48,735, respectively	385,194	364,775
Deferred compensation	(920)	(1,586)
Accumulated deficit	(63,341)	(71,514)
Accumulated other comprehensive income (loss):
Unrealized loss on investments	(249)	(325)
Cumulative translation adjustments	(49)	758

Total accumulated other comprehensive income (loss)	(298)	433

Total shareholders’ equity	320,635	292,108

Total Liabilities and Shareholders’ Equity	$554,850	$524,415

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Product sales	$48,841	$40,661	$146,917	$124,055
Cost of product sales	18,610	17,646	57,045	51,680

Gross profit	30,231	23,015	89,872	72,375

Operating expenses:
Selling, general and administrative	14,987	13,168	44,610	39,954
Research and development	8,093	6,970	23,737	21,689
Amortization of purchased intangible assets	2,800	2,931	8,404	8,793
Litigation	––	310	177	443

Total operating expenses	25,880	23,379	76,928	70,879

Income (loss) from operations	4,351	(364)	12,944	1,496
Other income and (expense):
Interest expense	(1,037)	(1,015)	(3,082)	(1,433)
Interest income and other	1,113	693	2,983	1,633

Income (loss) before income tax benefit (expense)	4,427	(686)	12,845	1,696
Income tax benefit (expense)	(1,325)	288	(4,187)	(594)

Net income (loss)	$3,102	$(398)	$8,658	$1,102

Net income (loss) per share:
Basic	$0.06	$(0.01)	$0.18	$0.02
Diluted	$0.06	$(0.01)	$0.17	$0.02
Shares used to compute net income per share:
Basic	49,562	50,114	48,835	53,304
Diluted	51,419	50,114	50,168	54,422
See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	October 1,	October 2,
	2005	2004
Cash flows from operating activities:
Net income	$8,658	$1,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,246	14,014
Investment discount (premium) amortization	411	(466)
Non-cash interest and other expenses	1,286	1,435
Tax benefit related to stock options	4,106	404
Amortization of deferred compensation	779	682
Loss on disposal of assets	252	57
Change in net deferred tax liability	(3,164)	(2,759)
Changes in assets and liabilities:
Receivables	1,540	(1,965)
Inventories	(4,383)	(5,361)
Prepaid expenses and other assets	(1,148)	(745)
Accounts payable and other liabilities	4,159	(220)
Other	150	(230)

Net cash provided by operating activities	26,892	5,948
Cash flows from investing activities:
Purchases of available-for-sale investments	(100,540)	(174,810)
Sales of available-for-sale investments	45,233	92,500
Maturities of available-for-sale investments	27,560	21,620
Purchases of property, plant and equipment, net	(4,428)	(4,576)

Net cash used in investing activities	(32,175)	(65,266)
Cash flows from financing activities:
Net proceeds from issuance of convertible debentures	––	139,453
Proceeds from stock option exercises, net	17,404	2,201
Proceeds from stock issued under employee stock purchase plan	550	775
Repurchase of common stock	(2,238)	(90,008)

Net cash provided by financing activities	15,716	52,421
Effect of exchange rate changes on cash and cash equivalents	(807)	48

Net increase in cash and cash equivalents	9,626	(6,849)
Cash and cash equivalents at beginning of period	16,017	18,270

Cash and cash equivalents at end of period	$25,643	$11,421

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,903	$511

Cash paid for interest	$1,728	$––

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$1,114	$392

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income (loss)	$3,102	$(398)	$8,658	$1,102

Other net comprehensive income (loss):
Unrealized gain (loss) on investments (net of taxes of $(20) and $9 for the three months ended and ($69) and ($113) for the nine months ended October 1, 2005 and October 2, 2004, respectively)	36	3	76	(188)
Foreign currency translation adjustments (net of taxes of $75 and $0 for the three months ended and $230 and $0 for the nine months ended October 1, 2005 and October 2, 2004, respectively)	(195)	(13)	(807)	48

Comprehensive income (loss)	$2,943	$(408)	$7,927	$962

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
     The preparation of our condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
     We have made certain reclassifications of 2004 amounts to conform to the current presentation. In balance sheets prior to January 1, 2005, auction rate securities were classified as “cash and cash equivalents.” These securities have been reclassified for all periods presented from “cash and cash equivalents” to “short term available-for-sale investments.” These auction rate securities have an underlying component of a long-term debt or equity instrument; however, they are traded or mature on a shorter term based on an auction bid that resets the interest rate over time intervals of 28 to 49 days. These resets allow for a much higher level of liquidity than typical long term investments. As of January 3, 2004, we reclassified $43.8 million of these securities to “short-term available-for-sale investments” from “cash and cash equivalents” based on the period from the purchase date to the reset date and, as they are not intended to be held to the maturity date but are intended to be held through the reset interval, they are considered less liquid then our typical “cash and cash equivalents.”
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

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
	(in thousands, except per share data)
		(Restated)		(Restated)
Net income:
As reported	$3,102	$(398)	$8,658	$1,102
Add: Stock-based compensation expense included in reported net income, net of related tax effects	277	132	595	419
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,495)	(2,876)	(4,994)	(8,753)

Pro forma net income (loss)	$1,884	$(3,142)	$4,259	$(7,232)

Basic and Diluted earnings (loss) per share:
As reported
Basic	$0.06	$(0.01)	$0.18	$0.02
Diluted	$0.06	$(0.01)	$0.17	$0.02
Pro forma income (loss)
Basic	$0.04	$(0.06)	$0.09	$(0.14)
Diluted	$0.04	$(0.06)	$0.08	$(0.14)
     Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended October 2, 2004, management determined that total stock based employee compensation expense calculated using the fair value based method, net of related tax effects, for the first three quarters of 2004 had been calculated incorrectly. Accordingly, such pro forma amounts presented above have been restated. The effect was to decrease pro forma stock-based compensation expense, net of tax and pro forma net loss by $0.1 million for the three months ended and $0.2 million for the nine months ended October 2, 2004. Pro forma earnings per share were also increased by $0.01 per share for basic and diluted earnings per share for the three and nine months ended October 2, 2004. This correction did not impact the Company’s consolidated financial position, results of operations, or cash flows for any of the periods presented.
3. New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued statement 123R “Share-Based Payment.” This statement requires that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. Our adoption of this statement, which we expect to occur in the first quarter of 2006, will have a material, although non-cash, impact on our consolidated statements of operations.
4. Cash and cash equivalents
     We consider highly liquid investments with original maturities of three months or less to be cash and cash equivalents.
5. Investments
     Investments classified as short-term available for sale are reported at fair value based upon quoted market prices and consist primarily of auction rate securities, corporate and municipal bonds, and U.S. government obligations. All investments mature within two years or less from the date of purchase, except for certain restricted investments in U.S. Treasuries held as collateral for future interest payments related to our convertible debt, which investments all mature within three years from the date of purchase. Investments with maturities beyond one year may be classified as short-term, if they are available and intended for use in current operations, based on their highly liquid nature or due to the frequency in which the interest rate is reset such as with auction rate securities. Investments that are not intended for use in current operations are classified as long-term investments.
     Investments classified as restricted are securities held in U.S. Treasuries as collateral for future interest payments related to our convertible debt and are reported at fair value based upon quoted market price. The investments that relate to interest payments due within one year have been classified as restricted short-term investments and the investments that relate to interest payments due after one year have been classified as restricted long-term investments. We have determined that these investments had no impairments that were other-than temporary.

     For all investments, temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine realized gains and losses on investments.
6. Financial Instruments
     We have a foreign currency exchange risk management program principally designed to mitigate the change in value of assets and liabilities due to currency fluctuations (primarily assets and liabilities on our United Kingdom subsidiary’s consolidated balance sheet that are denominated in Pounds Sterling). Forward exchange contracts that generally have terms of three months or less are used to hedge these currency exposures on our books. The derivatives used in the foreign currency exchange risk management program are not designated as cash flow or fair value hedges under SFAS 133. These contracts are recorded on the condensed consolidated balance sheets at fair value in “Prepaid expenses and other assets”. Changes in the fair value of the contracts and the underlying exposures being hedged are included concurrently in “Interest income and other.” At October 1, 2005 the Company had forward foreign currency contracts to exchange Euros for Pounds Sterling and Pounds Sterling for Dollars with a notional value of $7.4 million. At January 1, 2005, the Company had forward foreign currency contracts to exchange Pounds Sterling and Euros for U.S. Dollars with a notional value of $6.9 million. For both periods the fair values of these contracts were negligible. Net foreign currency exchange was negligible and a loss of $0.1 million for the three months ended, and was a gain of $0.3 million and negligible for the nine months ended, October 1, 2005, and October 2, 2004, respectively.
7. Inventories
     Inventories consist of the following:

	As of
	October 1,	January 1,
	2005	2005
	(in thousands)
Finished goods	$19,958	$18,562
Work in process	8,002	4,582
Raw materials	14,450	15,997

Total	$42,410	$39,141

8. Property, Plant and Equipment
     Property, plant and equipment, net, consist of the following:

	As of
	October 1,	January 1,
	2005	2005
	(in thousands)
Property, plant and equipment, at cost	$64,823	$61,670
Less accumulated depreciation	(37,904)	(34,086)

Total	$26,919	$27,584

     In the third quarter of 2005 we adjusted the estimated lives of certain sales and marketing equipment from three years to two years. This change is not material to our condensed consolidated financial statements.
     In September 2005, we agreed to purchase a 67,000-square foot office building in Pleasanton, California for approximately $13.4 million, subject to certain adjustments at closing. During the third quarter of 2005, we paid a deposit of $0.1 million which was recorded in “Other assets” on the balance sheet, with an additional $0.9 million due and payable at the end of the 30-day contingency period, in October 2005. The remaining amount due, $12.4 million, will be paid at the close of escrow which we expect to occur in January 2006.
9. Goodwill and Purchased Intangible Assets
     The change in the carrying amount of goodwill, which is attributable to our Cardiovascular business segment, for the nine and twelve month periods ended October 1, 2005 and January 1, 2005 was as follows:

	As of
	October 1,	January 1,
	2005	2005
	(in thousands)
Beginning balance	$94,097	$96,065
Realization of acquired deferred tax asset	––	(1,153)
Reversal of accrual for securities registration costs	––	(815)

Ending balance	$94,097	$94,097

     There were no adjustments to goodwill in the first nine months of 2005. In 2004, goodwill related to the merger of Thoratec with Thermo Cardiosystems, Inc. (“TCA”) was adjusted by $1.2 million to reflect the utilization of tax net operating loss (“NOL”) benefits related to our subsidiary in the United Kingdom (UK). At the time of the merger, a deferred tax asset related to these NOL tax benefits was established with a corresponding valuation allowance for the full amount. As our UK subsidiary more likely than not will begin utilizing a portion of this NOL benefit, a portion of the original valuation allowance has been reversed against goodwill.
     In addition, goodwill was also adjusted by $0.8 million in 2004 to reflect the reversal of an accrual established at the time of the merger with TCA for securities registration costs. Under the terms of the agreement, we agreed to pay these costs should Thermo Electron Corporation (“TCI”) (the majority shareholder of TCA prior to the merger) decide to sell its shares of the Company’s common stock in a public offering. This commitment was enforceable until TCI’s holdings in Thoratec fell below 10%, which occurred in the first quarter of 2004.
     The components of purchased intangible assets, net, are as follows:

	As of October 1, 2005
	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount
	(in thousands)
Patents and Trademarks	$37,815	$(16,782)	$21,033
Core Technology	37,485	(8,382)	29,103
Developed Technology	122,782	(28,243)	94,539
Non-compete Agreement	90	(28)	62

Total Purchased Intangible Assets, net	$198,172	$(53,435)	$144,737

	As of January 1, 2005
	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount
		(in thousands)
Patents and Trademarks	$37,815	$(14,051)	$23,764
Core Technology	37,485	(7,242)	30,243
Developed Technology	122,782	(23,721)	99,061
Non-compete Agreement	90	(17)	73

Total Purchased Intangible Assets, net	$198,172	$(45,031)	$153,141

     Effective January 1, 2005, the Company revised its estimate for the remaining useful lives for certain of its core and developed technology intangible assets. The effect of the change was to decrease amortization expense by $0.4 million during the nine months ended October 1, 2005 and is expected to decrease amortization by $0.5 million during each of the next five years. Amortization expense related to purchased intangible assets, net, was $2.8 million and $8.4 million for the three and nine months ended October 1, 2005, respectively. Amortization expenses were $2.9 million and $8.8 million for the three and nine months ended October 2, 2004, respectively. Amortization expense on our existing purchased intangible assets is expected to be approximately $11.2 million for each of the next five years. Patents and trademarks have useful lives of eight to twenty years, core and developed technology assets have useful lives ranging from nine to twenty four years and the useful life of the non-compete agreement is approximately six years.
10. Long-Term Debt
     In the second quarter of 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due 2034. The convertible notes were sold to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. We used $9.8 million of the net proceeds to purchase and pledge to the trustee under the indenture for the exclusive benefit of the holders of the convertible notes, U.S. Treasury securities to provide for the payment, in full, of the first six scheduled interest payments. These securities are reflected on our condensed consolidated balance sheets as restricted short-term and long-term investments. Additional net proceeds were used to repurchase 4.2 million shares of our outstanding common stock for $60 million. The remaining net proceeds have been and will be used for general corporate purposes, which may include additional stock repurchases, strategic investments or acquisitions. Total net proceeds to the Company from the sale of these convertible notes were $139.4 million, after debt issuance costs of $4.3 million.
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
     The deferred debt issuance costs of $3.5 million, net of $0.8 million in amortization, are included in “Other assets” on the condensed consolidated balance sheet as of October 1, 2005. The deferred debt issuance costs are amortized on a straight line basis until May 2011 at which point the Company can redeem the debt. These charges are included in “Interest expense” on the condensed consolidated statements of operations.
Long Term Debt Offering Proceeds (in millions):

Principal amount of convertible notes at maturity	$247.4
Original issue discount	(103.7)
Debt issuance costs	(4.3)

Net proceeds	$139.4

     Holders of the convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day preceding the calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Holders may surrender their convertible notes for conversion on or before May 16, 2029 during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day. However, in such event, if on the day before any conversion the closing sale price of our common stock is greater than the accreted conversion price (i.e., the issue price of the note plus accrued original issue discount divided by the conversion rate) but less than or equal to 120% of the accreted conversion price, instead of shares of our common stock based on the conversion rate, holders will receive cash or common stock, or a combination of each at our option, with a value equal to the accreted principal amount of the notes plus accrued but unpaid interest as of the conversion date. Additionally, holders may convert their convertible notes if we call them for redemption or if specified corporate transactions or significant distributions to holders of our stock have occurred. As of October 1, 2005, no notes had been converted or called.
     Holders may require us to repurchase all or a portion of their convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if we experience a change in control or a termination of trading each holder may require us to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, a make whole premium. The fair value of the make whole premium at October 1, 2005 was not material. We may redeem any of the convertible notes at any time beginning May 16, 2011, by giving the holders at least 30 days notice, either in whole or in part at a redemption price equal to the sum of the issue price and the accrued original issue discount, plus accrued and unpaid interest and liquidated damages, if any, for our failure to comply with our registration obligations regarding the convertible notes.
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
     The aggregate fair value of the convertible notes at October 1, 2005, based on market quotes, was $154.6 million.
11. Common Stock
     In February 2004 and again in July 2004, the Board of Directors authorized stock repurchase programs under which up to $50 million in the aggregate of our common stock could be acquired in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases are based on several conditions, including the price of our stock, general market conditions and other factors. In May 2004, in conjunction with our convertible notes offering, the Board of Directors authorized the repurchase of an additional $60 million of our common stock. As of October 1, 2005, we had repurchased and retired 8.5 million shares with an aggregate purchase price of $104.9 million under these combined programs. There were no share repurchases during the three months ended October 1, 2005.
12. CEO Transition Cost
     On August 16, 2005, the Company announced that D. Keith Grossman, the Company’s President and Chief Executive Officer, is resigning from his positions with the Company. Mr. Grossman’s resignation will be effective upon the earlier of the date a replacement Chief Executive Officer (“Replacement CEO”) is hired and December 31, 2006, which is the expiration date of Mr. Grossman’s amended employment agreement. Additionally, Mr. Grossman’s amended employment agreement provides that he will remain employed by the Company for up to three months following the appointment of the Replacement CEO in order to assist in the transition (the “Transition Period”). We expect that Mr. Grossman will remain a member of the Company’s Board of Directors and, for the nine months following the end of the Transition Period. Mr. Grossman will provide consulting services to the Company pursuant to a Consulting Services Agreement dated August 15, 2005.
     In connection with Mr. Grossman’s resignation, the Company recorded a charge to income of $0.6 million in the third quarter of 2005. This charge, which is included in “Selling, general and administrative” costs in our consolidated statement of operations, includes amounts for senior executive retention, estimated employment agreement payouts, accelerated vesting on stock options and restricted stock and recruiting fees. We will continue to accrue these estimated expenses over the estimated transition period of the next several quarters.
     Documents relating to Mr. Grossman’s separation from the Company were included in a Report on Form 8-K filed on August 19, 2005.
13. Litigation
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
     On or about September 1, 2004, a shareholder derivative action entitled Wong v. Grossman was filed in the California Superior Court for Alameda County based upon essentially the same facts as the Federal securities class action suits referred to above. This action names the individual members of the Company’s Board of Directors, including the Chief Executive Officer and certain other Executive Officers of the Company as defendants and alleges that the defendants breached their fiduciary duties and wasted corporate assets, and that certain of the defendants traded in the Company’s securities while in possession of material nonpublic information. Proceedings in Wong v. Grossman are currently stayed until at least December 2005.
     We believe that the claims asserted in both the Federal securities law putative class action and the state shareholder derivative actions are without merit. We have moved to dismiss the Federal action and will file a similar motion in the Wong action if necessary.

We are unable to predict at this time the final outcome of these actions.
     We carry sufficient insurance to cover what management believes to be any reasonable potential exposure on these actions; however, we cannot give assurance that our insurance will cover all costs or other exposures we may incur with respect to these actions.
14. Income Taxes
     Our effective income tax expense rates were 29.9% and 42.0%, respectively, for the three months ended October 1, 2005 and October 2, 2004. Our effective income tax expense rates were 32.6% and 35.0%, respectively, for the nine months ended October 1, 2005 and October 2, 2004. The change in our quarterly effective tax rate is primarily the result of tax payments and/or adjustments being less than anticipated and accounted for in our 2004 tax provision liability compared to our 2004 U.S. income tax returns that were filed in the third quarter of 2005. The change in our nine month effective tax expense rate is due primarily to additional interest income from tax favorable investments and increased research tax credits.
     At October 1, 2005 and January 1, 2005, we reported a net deferred tax liability of approximately $46.0 million and $49.2 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.
15. Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss)	$3,102	$(398)	$8,658	$1,102

Weighted average number of common shares-basic	49,562	50,114	48,835	53,304
Dilutive effect of stock options and Employee Stock Purchase Plan shares	1,857	—	1,333	1,118

Weighted average number of common shares-diluted	51,419	50,114	50,168	54,422

Net income (loss) per common share
Basic	$0.06	$(0.01)	$0.18	$0.02

Diluted	$0.06	$(0.01)	$0.17	$0.02

     Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 0.4 million and 10.5 million shares of common stock were not included in the computation of diluted earnings and losses per share for the three months ended October 1, 2005 and October 2, 2004, respectively, as their inclusion would be antidilutive. Options to purchase 3.2 million and 4.7 million shares of common stock were not included in the computation of diluted earnings and losses per share for the nine months ended October 1, 2005 and October 2, 2004, respectively, as their inclusion would be antidilutive. In addition, the computation of diluted earnings per share excludes the effect of assuming the conversion of our convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because their effect would have been antidilutive for the three and nine months ended October 1, 2005 and October 2, 2004, respectively.
16. Business Segment and Geographical Data
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

     Business Segments:

	Three Months Ended		Nine Months Ended
	October 1,	October 2	October 1,	October 2,
	2005	2004	2005	2004
		(in thousands)
Product sales:
Cardiovascular	$30,630	$22,919	$91,472	$72,544
ITC	18,211	17,742	55,445	51,511

Total product sales	$48,841	$40,661	$146,917	$124,055

Income before income taxes:
Cardiovascular (a)	$6,181	$1,154	$16,572	$5,467
ITC(a)	2,610	2,019	9,228	6,660
Corporate (b)	(4,440)	(3,227)	(12,679)	(10,188)
Litigation (c)	––	(310)	(177)	(443)

Income (loss) from operations	4,351	(364)	12,944	1,496
Other income and (expense):
Interest expense	(1,037)	(1,015)	(3,082)	(1,433)
Interest income and other	1,113	693	2,983	1,633

Income (loss) before income tax benefit (expense)	$4,427	$(686)	$12,845	$1,696

(a)	Includes amortization expense of $2.7 million and $8.3 million for the three and nine months ended October 1, 2005 and $2.9 million and $8.7 million for the three and nine months ended October 2, 2004, respectively, related to the Cardiovascular segment. The ITC segment also includes amortization expense of $40,000 and $39,000 for the three months ended and $119,000 and $118,000 for the nine months ended October 1, 2005 and October 2, 2004, respectively.

(b)	Represents primarily general and administrative items not specifically identified to a particular business segment.

(c)	Relates to expenses not specifically identified to a particular business segment.
Geographic Areas:
The geographic composition of our product sales were as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
	(in thousands)
Domestic	$38,432	$30,774	$113,583	$95,946
International	10,409	9,887	33,334	28,109

Total product sales	$48,841	$40,661	$146,917	$124,055

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could,” and words of similar import and the negatives thereof. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Investors are cautioned that all such statements involve risks and uncertainties, including risks related to the development of new markets such as Destination Therapy, the growth of existing markets for our products, customer and physician acceptance of our products, changes in the mix of our product sales and the related gross margin for such product sales, changes in our effective tax rates, the results of clinical trials including the HeartMate II, the ability to improve financial performance, regulatory approval processes, the effect of healthcare reimbursement and coverage policies, the effects of seasonality in our product sales, the effects of price competition from any of our competitors and the effects of any merger and acquisition related activities. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Factors That May Affect Future Results” section below and in other documents we file with the Securities and Exchange Commission, or SEC. These forward-looking statements speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in this Form 10-Q, and our consolidated financial statements included in our Annual Report on Form 10-K for 2004 filed with the SEC.
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
Our Business Model
     Our business is comprised of two segments: Cardiovascular and ITC.
     The major product lines of our Cardiovascular segment are:
•	Circulatory Support Products. Our circulatory support products include VADs for the short-term and long-term treatment of congestive heart failure.

•	Vascular Graft Products. We have developed small diameter grafts using our proprietary materials to address the vascular access market. Our grafts are for use in hemodialysis.
     The major product lines of our ITC segment are:
•	Point-of-Care Diagnostics. Our point-of-care products include coagulation diagnostic test systems that monitor a patient while being administered certain anticoagulants, blood gas/electrolyte and chemistry status, or anemia.

•	Incision. Our incision products include devices used to obtain a patient’s blood sample for diagnostic testing and screening for platelet function.

Cardiovascular segment
     We offer the following broad product portfolio of implantable and external circulatory support devices:
•	The Thoratec Ventricular Assist Device System, or PVAD, is an external device for short to mid-term cardiac support, which is sold worldwide. The device is approved to assist the left and the right ventricle and is worn outside of the body. The Thoratec VAD is approved for use in bridge-to-transplant, or BTT.

•	The Thoratec Implantable Ventricular Assist Device, or IVAD, is the only bi-ventricular implantable blood pump approved for BTT and post-cardiotomy recovery. It can be used for left, right, or biventricular support. The IVAD utilizes the same internal working components as the Thoratec VAD System blood pump, but has an outer housing made of a titanium alloy that makes it suitable for implantation.

•	The HeartMate Left Ventricular Assist System, also called the HeartMate XVE, is an implantable device for mid to long-term cardiac support and the only device approved in the United States, Europe and Canada for permanent support of those patients ineligible for heart transplantation. The HeartMate XVE is approved for use in both BTT and Destination Therapy, which is for permanent support for patients suffering from end-stage heart failure who are not eligible for heart transplantation.

•	The HeartMate II, which is currently in clinical trials for BTT and Destination Therapy, is an implantable device consisting of a miniature rotary blood pump that is designed to provide long-term cardiac support. Its design is intended to be not only smaller, but also simpler, quieter, and longer lasting than current generation assist devices.

•	The Vectra vascular access graft is designed for use as a shunt between an artery and a vein, primarily to provide access to the bloodstream for renal hemodialysis patients requiring frequent needle punctures during treatment.
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
     In the United States, we currently have two FDA-approved indications for the use of VADs in patients with CHF — as a bridge to heart transplant and as Destination Therapy. We are currently pursuing one additional indication for our Thoratec VAD products — for therapeutic recovery of the heart. Beyond the CHF markets, VADs are also approved for use during recovery following cardiac surgery.
     We currently market VADs that may be implanted or worn outside the body and that are suitable for treatments for different durations for patients of varying sizes and ages. We estimate that doctors have implanted nearly 10,000 of our devices in patients suffering from heart failure. Our devices are currently used primarily for patients awaiting a heart transplant or as Destination Therapy implants. On November 6, 2002, the United States Food and Drug Administration, or FDA, approved the HeartMate VAD as the first heart assist device for Destination Therapy. On April 7, 2003, the FDA approved the HeartMate XVE, an enhanced version of the HeartMate VAD, for Destination Therapy. Thoratec is the only company to have a ventricular assist device approved for Destination Therapy in the United States. In August 2004, we received FDA approval in the U.S. to market the IVAD for use in bridge-to-transplantation and post-cardiotomy recovery patients who are unable to be weaned from cardiopulmonary bypass. This makes the IVAD the only currently approved implantable cardiac assist device that can provide left, right or biventricular support.
ITC Segment
     The major product lines of diagnostic test systems and incision device products are:
•	The Hemochron Point of Care, or POC, coagulation system, which is used to monitor a patient’s coagulation while being administered anticoagulants in various settings, including in the cardiovascular operating room to monitor the drug Heparin and in an anticoagulation clinic to monitor the drug Coumadin. Hemochron is considered a moderately complex device and must be used by professionally trained personnel. The system consists of a small, portable analytical instrument and disposable test cuvettes.

•	The Immediate Response Mobile Analysis, or IRMA, POC blood gas/electrolyte and chemistry system, which is used to monitor a patient’s blood gas/electrolyte and chemistry status. It is considered moderately complex and its use requires supervision by professionally trained personnel. The system consists of a small, portable analytical instrument and disposable test cartridges.

•	The ProTime coagulation monitoring system, which is used to monitor patients’ coagulation while they are taking oral anticoagulants such as Coumadin, and can be prescribed for use by patients at home or can be used in the physician’s office or clinic. The system consists of a small, portable, analytical instrument and disposable test cuvettes.

•	The Hemoglobin Pro System, or Hgb Pro, which is used by professionals, mainly in the doctor’s office to test for anemia; it provides quick results from a very small blood sample. The system consists of a small, hand held test meter and disposable test strips.

•	Tenderfoot, Tenderlett and Surgicutt incision products, which are used by professionals to obtain a patient’s blood sample for diagnostic testing. The tenderfoot is a “heel stick” used for infant testing, Tenderlett is used for finger incisions and the Surgicutt is used to perform screening tests to determine platelet function. All products feature permanently retracting blades for safe, virtually pain-free incision.
     The Hemochron and IRMA products are primarily sold into the hospital POC segment of the market. The ProTime and Hemoglobin Pro products are sold into the alternate site (non-hospital) POC market comprising physicians’ offices, long-term care facilities, clinics, visiting nurse associations, and home healthcare companies.
     Our incision products are sold to both the hospital POC and the alternate site POC markets. Our most successful incision product is the Tenderfoot. Although we market this product based on its high-end features, we believe that, in the long-term, customers will increasingly make purchasing decisions on these types of products based on price. We have seen a gradual erosion of market share in the current year.
Critical Accounting Policies and Estimates
     We have identified the accounting policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies and estimates on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies, see the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for fiscal 2004 filed with the SEC. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. There can be no assurance that actual results will not differ from those estimates.
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
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we complete an annual impairment test of goodwill and other intangible assets subject to amortization as required by SFAS No. 142 and SFAS No. 144. Upon completion of our impairment tests as of the end of fiscal year 2004, we determined that neither goodwill nor intangible assets were impaired. Based on changes in business conditions, we did modify the economic useful lives of certain components of our core and developed technology assets as disclosed in footnote 9 to the condensed consolidated financial statements.
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
     We recognize sales of certain Cardiovascular segment products to first-time customers when we have determined that the customer has the ability to use such products. These sales frequently include the sale of products and training services under multiple element arrangements. Training is not considered essential to the functionality of our products. The amount of revenue under these arrangements allocated to training is based upon the fair market value of the training, which is typically performed on behalf of the Company by third party providers. The amount of product sales allocated to Cardiovascular segment products is done on a fair value basis. Under this approach, the total value of the arrangement is allocated to the training and the Cardiovascular segment products based on the relative fair market value of the training and the products. The amount of product sales allocated to training is recorded as deferred revenue and is recognized when the training is completed. As of the fiscal quarter ended October 1, 2005, all products that had been delivered and recorded as product sales were delivered to customers for which training had been completed. There was a negligible amount of training related revenue deferred related to training not yet completed at the end of the nine months ended October 1, 2005 and none at 2004 fiscal year end.
     The majority of our products are covered by up to a two-year limited manufacturer’s warranty from the date of shipment or installation. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.
     In determining when to recognize revenue, management makes decisions on such matters as the relative fair values of the product and training elements when sold together, customer credit worthiness and warranty reserves. If these decisions prove incorrect, the carrying value of these assets and liabilities on our condensed consolidated balance sheets could be significantly different and it could have a material adverse effect on our results of operations for any fiscal period.
     Reserves
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments owed to us for product sales. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     Management must make judgments to determine the amount of reserves to accrue. If management estimates prove incorrect, our financial statements could be materially and adversely affected.
     Accounting Pronouncements
     In December 2004, the FASB issued statement 123R “Share-Based Payment.” This statement requires that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. Our adoption of this statement, which will occur in the first quarter of 2006, will have a material, although non-cash, impact on our condensed consolidated statements of operations.

     Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated as a percentage of total product sales:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Product sales	100%	100%	100%	100%
Cost of product sales	38	43	39	42

Gross profit	62	57	61	58

Operating expenses:
Selling, general and administrative	31	33	30	32
Research and development	16	17	16	18
Amortization of purchased intangible assets	6	7	6	7
Litigation	––	1	––	––

Total operating expenses	53	58	52	57
Income (loss) from operations	9	(1)	9	1
Other income and (expense):
Interest expense	(2)	(3)	(2)	(1)
Interest income and other	2	2	2	1

Income (loss) before income tax benefit (expense)	9	(2)	9	1
Income tax benefit (expense)	(3)	1	(3)	(0)

Net income (loss)	6%	(1)%	6%	1%

See Note 16 to our unaudited condensed consolidated financial statements in this report for data presented by business segment.
Three months ended October 1, 2005 and October 2, 2004
Product Sales
     Product sales in the third quarter of 2005 were $48.8 million compared to $40.7 million in the third quarter of 2004. The Cardiovascular segment increased sales by $7.7 million and the ITC segment increased sales by $0.5 million. Product sales increases are due to an increase in volume unless otherwise noted. The primary components of the total $8.2 million increase in product sales were the following:
•	VAD product sales increased $5.5 million. The increase came from higher sales of our HeartMate II, PVAD, and IVAD products, partially offset by a reduction in sales of our XVE product line.

•	Other ancillary revenue (drivers, cannulae, service, rentals and spares) increased $1.4 million, including increases in driver rental revenue and cannulae sales associated with the IVAD product line.

•	Graft product sales increased by $0.8 million due to a higher average selling price.

•	Point-of-care diagnostic product sales increased $0.8 million, due primarily to increases in our sales of Protime, IRMA, and Hemochron products coupled with modest decreases in sales of our Hgb Pro products quarter over quarter.

•	Incision product sales were down $0.3 million quarter over quarter primarily due to lower volume.
For the three months ended October 1, 2005 and October 2, 2004, sales originating outside of the United States and U.S. export sales accounted for approximately 21% and 24%, respectively, of our total product sales.
Gross Profit
     Gross profit in the third quarter of 2005 was 62% compared to 57% in the third quarter of 2004. The 5% increase in gross profit was due to the relative sales of ITC versus Cardiovascular products in conjunction with the following:

•	The Cardiovascular segment increased gross profit by 5% due to increased sales of higher margin VAD products, coupled with a decrease in manufacturing costs; and

•	The ITC segment increased gross profit by 3%, due to reduced manufacturing costs.
Selling, General and Administrative
     Selling, general and administrative expenses in the third quarter of 2005 were $15.0 million, or 31% of product sales, compared to $13.2 million, or 33% of product sales, in the third quarter of 2004. The $1.8 million increase in spending resulted from:
•	Increased personnel costs associated with higher product sales and overall headcount increases in the Cardiovascular segment of $0.7 million, offset in part by reduced personnel costs for the ITC segment of $0.1 million.

•	Higher spending on marketing and related activities primarily associated with Destination Therapy and costs associated with training efforts in the Cardiovascular segment totaling $0.4 million, offset in part by reduced spending by the ITC segment of $0.2 million.

•	Increased personnel cost associated with CEO transition, CFO recruitment, and other bonus and retention programs of $1.0 million.
Research and Development
     Research and development expenses in the third quarter of 2005 were $8.1 million compared to $7.0 million in the third quarter of 2004, representing 16% and 17% of product sales for the respective periods. Our Cardiovascular and ITC segments incurred $1.0 million and $0.1 million in additional expenses, respectively, quarter over quarter. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The primary component of our research and development costs is employee salaries and benefits. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as the Phase II Heartmate II pivotal trial.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the third quarter of 2005 was $2.8 million compared to $2.9 million in the third quarter of 2004. The decrease of $0.1 million resulted from changes in business conditions which caused us to modify the remaining economic useful lives of certain of our core and developed technology assets. These changes were made in accordance with our periodic valuation of the useful lives of our identifiable intangible assets under FAS 144 as of January 1, 2005.
Interest Expense
     Interest expense for the third quarter of 2005 was $1.1 million compared to $1.0 million in the third quarter of 2004. The expense for the three months ended October 1, 2005 and October 2, 2004, respectively, includes $0.9 million in both periods, in interest payments and $0.2 million and $0.1 million in amortization of the debt issuance costs related to our convertible notes issued in May 2004.
Interest Income and Other
     Interest income and other for the three months ended October 1, 2005 was $1.1 million compared to $0.7 million in the three months ended October 2, 2004. This increase was primarily due to higher interest income earned on increased cash and investment balances as a result of the proceeds received from the May 2004 issuance of our convertible notes and positive cash generated by operations between 2004 and 2005 in conjunction with rising short term interest rates.
Income Taxes
     Our effective income tax expense rates were 29.9% and 42.0%, for the third quarters of 2005 and 2004, respectively. The change in our quarterly effective tax rate is primarily the result of payments and/or tax adjustments being less than anticipated and accounted for in our 2004 tax provision liability compared to our 2004 U.S. income tax returns that were filed in the third quarter of 2005. The reduction in our annual effective tax expense rate is due primarily to additional interest income from tax favorable investments and increased research tax credits. In addition, we have provided for anticipated tax audit adjustments in the U.S., state and other foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts are unnecessary or the liability proves to be more than anticipated, the reversal of the liabilities would result in tax benefits being recognized and a further charge to expense would result from increasing liabilities in the period in which the event occurs.
     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Based on our current information, we believe that a tax expense rate of 35.0% is the most reliable estimate of our effective tax expense rate for the remainder of fiscal 2005; however, since relatively small changes in our forecasted profitability for 2005 can significantly affect our projected annual effective tax rate, the actual effective tax rate could fluctuate significantly.
Nine months ended October 1, 2005 and October 2, 2004
Product Sales
     Product sales for the first nine months of 2005 were $146.9 million compared to $124.1 million for the same nine month period in 2004. Cardiovascular segment sales increased by $18.9 million and the ITC segment sales increased by $3.9 million. Product sales increases are due to an increase in volume unless otherwise noted. The primary components of the total $22.8 million increase in product sales were the following:
•	VAD product sales increased $14.0 million. The majority of this increase came from higher sales of our HeartMate II and IVAD products, partially offset by a reduction in sales of our PVAD and XVE products.

•	Other ancillary revenue (drivers, cannulae, service, rentals and spares) increased $3.3 million, including increases in Destination Therapy ancillary products and driver rental revenue.

•	Graft product sales increased by $1.6 million due to a higher average selling price.

•	Point-of-care diagnostic product sales increased $4.7 million, primarily due to increases in sales of our Hemochron, ProTime, and IRMA products, partially offset by decreased sales of our Hgb Pro products year over year.

•	Incision product sales decreased by $0.8 million due in part to lower volume, partially offset by higher average selling prices in the first and second quarters of 2005.
For the nine months ended October 1, 2005 and October 2, 2004, sales originating outside of the United States and U.S. export sales accounted for approximately 23% of our total product sales.
Gross Profit
     Gross profit for the nine months ended October 1, 2005 was 61% compared to 58% for the nine months ended October 2, 2004. The change in gross profit was due to the relative sales of ITC versus Cardiovascular products in conjunction with the following:
•	The Cardiovascular segment increased gross profit by 2% due to increased sales and sales of higher margin VAD products offset in part by an increase in manufacturing costs; and
•	The ITC segment increased gross profit by 2% due to reduced manufacturing costs and increased margins in the point-of-care market related to the shift in mix from distributor to direct channels sales.
Selling, General and Administrative
     Selling, general and administrative expenses for the nine months ended October 1, 2005 were $44.6 million, or 30% of product sales, compared to $40.0 million, or 32% of product sales, for the nine months ended October 2, 2004. The $4.6 million increase in spending resulted from:
•	Increased personnel costs associated with higher product sales and overall headcount increases in the Cardiovascular segment of $1.5 million, increased personnel costs associated with the CEO transition, CFO placement and other corporate bonus and retention programs of $1.6 million, offset in part by reduced personnel and recruiting costs for the ITC segment of $0.3 million.

•	Higher spending on marketing and related activities primarily associated with our Destination Therapy and training programs in the Cardiovascular segment and costs associated with IRMA and international marketing efforts in the ITC segment totaling $0.2 million.

•	Higher professional fees, including legal, audit and financial consulting services, project related business development activities and ERP system implementation expenses, of an additional $1.1 million.

•	Higher depreciation costs associated with changes in estimated lives for certain computer and sales and marketing equipment of $0.8 million offset by reduced spending in supplies and equipment of $0.3 million.
Research and Development
     Research and development expenses for the nine months ended October 1, 2005 were $23.7 million compared to $21.7 million for the nine months ended October 2, 2004, representing 16% and 18% of product sales for the respective periods. Our Cardiovascular and ITC segments incurred $1.7 million and $0.3 million in additional expenses, respectively, year over year. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The primary component of our research and development costs is employee salaries and benefits. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as the Phase II Heartmate II pivotal trial.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets for the first nine months of 2005 was $8.4 million compared to $8.8 million in the same nine months of 2004. The decrease of $0.4 million resulted from changes in business conditions which caused us to modify the remaining economic useful lives of certain of our core and developed technology assets. These changes were made in accordance with our periodic valuation of the useful lives of our identifiable intangible assets under FAS 144 as of January 1, 2005.
Interest Expense
     Interest expense for the nine months ended October 1, 2005 was $3.1 million compared to $1.4 million for the nine months ended October 2, 2004. The expense for the nine months ended October 1, 2005 and October 2, 2004, respectively, includes $2.6 million and $1.2 million in interest payments and $0.5 million and $0.2 million in amortization of the debt issuance costs related to our convertible notes issued in May 2004. As of October 2, 2004, these instruments had only generated four months of expense rather than nine as of October 1, 2005.
Interest Income and Other
     Interest income and other for the nine months ended October 1, 2005 was $3.0 million compared to $1.6 million for the nine months ended October 2, 2004. This increase was primarily due to higher interest income earned on increased cash and investment balances as a result of the proceeds received from our May 2004 convertible notes issuance, for the full nine months in 2005 compared to four months during the first nine months of 2004 and positive cash generated by operations between 2004 and 2005 in conjunction with rising short term interest rates.
Income Taxes
     Our effective income tax expense rates were 32.6% and 35% for the first nine months of 2005 and 2004, respectively. The change in our quarterly effective tax rate is primarily the result of tax payments and/or adjustments being less than anticipated and accounted for in our 2004 tax provision liability compared to our 2004 U.S. income tax returns that were filed in the third quarter of 2005. The reduction in our annual effective tax expense rate is due primarily to additional interest income from tax favorable investments and increased research tax credits. In addition, we have provided adequate amounts for anticipated tax audit adjustments in the U.S., state and other foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts are unnecessary or the liability proves to be more than anticipated, the reversal of the liabilities would result in tax benefits being recognized or a further charge to expense would result in the period the event occurs.
     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Based on our current information, we believe that a tax expense rate of 35.0% is the most reliable estimate of our effective tax expense rate for the remainder of fiscal 2005; however, since relatively small changes in our forecasted profitability for 2005 can significantly affect our projected annual effective tax rate, this expected rate could fluctuate significantly.
Liquidity and Capital Resources
     At October 1, 2005, we had working capital of $242.9 million compared with $206.3 million at January 1, 2005. Cash and cash equivalents at October 1, 2005 were $25.6 million compared to $16.0 million at January 1, 2005. The increase is due primarily to cash generated from operations and proceeds from stock option exercises, offset in part by net purchases of property, plant and equipment and purchases of investment securities.
     Cash provided by operating activities for the nine months ended October 1, 2005 was $26.9 million. This amount included net income of $8.7 million and non-cash adjustments to net income of $18.2 million primarily made up of $14.2 million for depreciation and amortization and $4.1 million related to tax benefits on stock options, partially offset by a $3.2 million change in the deferred tax liability. Additionally, $1.5 million was provided by a decrease in accounts receivable, primarily due to an overall decrease of 2 days in our consolidated Days Sales Outstanding due to timing of sales and collections, and $4.2 million provided by an increase in accounts payable and other liabilities, driven by increased accruals for income taxes and compensation related costs. These increases were partially offset by an increase in cash used for inventory of $4.4 million.
     Investing activities used $32.1 million, with $27.7 million net purchases of investment securities and $4.4 million to acquire property, plant and equipment, net of $1.1 million in product inventory transfers of rental drivers and demonstration equipment. The purchases of property, plant and equipment consisted of equipment purchases of $5.5 million, of which $3.2 million of the purchases relates to the Cardiovascular segment and $2.3 million relates to the ITC segment.
     Cash provided by financing activities for the nine months ended October 1, 2005 was $15.7 million, including $17.9 million from proceeds related to stock option exercises and purchases under our Employee Stock Purchase Plan partially offset by $2.2 million paid to repurchase 0.2 million shares of stock under our stock repurchase programs in the first quarter of 2005.
     In March 2005, we agreed to purchase a new ERP system for our ITC segment. The estimated cost of the purchased software licenses, hardware, implementation costs and consulting for the ERP system is approximately $0.8 million over the 2005 fiscal year, of which $0.7 million was paid in the first nine months of 2005.
     In September 2005, we agreed to purchase a 67,000-square foot office building in Pleasanton, California for approximately $13.4 million, subject to certain adjustments at closing. During the third quarter of 2005 we paid a deposit of $0.1 million with an additional $0.9 million due and payable at the end of the 30-day contingency period, in October 2005. The remaining amount due, $12.4 million, will be paid at the close of escrow, which we expect to occur in January 2006.
     We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations, will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months.
Contractual Obligations
     As of October 1, 2005, we had the following contractual obligations (in millions):

	Total	2005	2006	2007	2008	2009	Thereafter
Long-Term Debt Obligations (includes interest)(a)	$267.5	1.7	3.4	3.4	3.4	3.4	252.2
Operating Lease Obligations	19.9	1.1	2.9	2.8	2.5	2.2	8.4
Purchase Obligations	18.5	0.5	2.6	2.2	2.2	1.8	9.2
Real Estate Purchase Obligation	13.3	0.9	12.4	––	––	––	–––

Total	$319.2	4.2	21.3	8.4	8.1	7.4	269.8

Our purchase obligations of $18.5 million were comprised of supply agreements in effect at October 1, 2005.

(a) See Note 10 to our unaudited condensed consolidated financial statements in this Quarterly Report for information on interest related to our long-term debt.
FACTORS THAT MAY AFFECT FUTURE RESULTS
     Our business faces many risks. These risks include those related to the development of new products and markets including Destination Therapy, the growth of existing markets for our products, customer and physician acceptance of our products, changes in the mix of our product sales, and the related gross margins for such product sales, changes in our effective tax rates, the results of clinical trials, including those for the HeartMate II, the ability to improve financial performance, regulatory approval processes, the effect of healthcare reimbursement and coverage policies, our product sales, the effects of price competition from any of our competitors and the effects of any merger and acquisition related activities. The risks described below are what we believe to be the material risks facing our company. However, the risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline significantly. Investors should consider the following risks, as well as the other information included in this Quarterly Report and our Annual Report on Form 10-K, and other documents we file from time to time with the SEC, such as our current reports on Form 8-K and any public announcements we make from time to time.
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
     To date, a majority of private insurers with whom we have been involved and the Centers for Medicine & Medicaid Services, or the CMS, have determined to reimburse some portion of the cost of our VADs and our diagnostic and vascular graft products, but we cannot estimate what portion of such costs will be reimbursed, and our products may not continue to be approved for reimbursement. In addition, changes in the health care system may affect the reimbursability of future products. If coverage is not expanded or if the reimbursement levels are not increased or are partially or completely reduced, our revenues would be reduced.
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
     We believe that the claims asserted in both the Federal securities law putative class action and the state shareholder derivative actions are without merit. We have filed a motion to dismiss in the Federal securities law putative class action and the shareholder suit currently is stayed until at least December 2005.
     We are unable to predict at this time the final outcome of these actions.
     We carry sufficient insurance to cover what management believes to be any reasonable potential exposure on these actions; however, we cannot give assurance that our insurance will cover all costs or other exposures we may incur with respect to these actions.
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
     A significant amount of our product sales is generated by our VADs implanted temporarily in patients awaiting heart transplants. The number of heart transplants conducted worldwide depends on the number of hearts available to transplant, which number in turn depends on the death rate of otherwise healthy people from events such as automobile accidents.
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
     A substantial portion of our assets is comprised of goodwill and purchased intangible assets. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. The material concentration of intangible assets increases the risk of a large charge to earnings if the revenue from, and recoverability of, these intangible assets is impaired. We completed an assessment of the current values of our intangible assets at the end of fiscal 2004 and determined that no impairment exists; however, the lives have been modified on several components of these identified assets. For example, in the first quarter of 2004, we completed an assessment of the final results from the feasibility clinical trial for the Aria CABG graft, which was ongoing through fiscal 2003. Based on the clinical trial results, we determined not to devote additional resources to development of the Aria graft. Upon the decision to discontinue product development, we recorded an impairment charge of approximately $9 million as of January 3, 2004 to write off purchased intangible assets related to the Aria graft, recorded as a result of our merger with TCA. In the event of such a charge to net income, the market price of our common stock could be adversely affected.
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
     We depend on a number of custom-designed components and materials supplied by other companies including, in some cases,

single source suppliers for components, instruments and materials used in our VAD products and blood testing products. For example, single sources currently manufacture and supply our ProTime and Hemoglobin instruments and the heart valves used in our HeartMate products. The suppliers of our ProTime and Hemoglobin products are located in China and Germany, respectively. We do not have long-term written agreements with most of our vendors and receive components from these vendors on a purchase order basis only. If we need alternative sources for key raw materials or component parts for any reason, such alternative sources may not be available and our inventory may not be sufficient to fill orders before we find alternative suppliers or begin manufacturing these components or materials ourselves. Cessation or interruption of sales of circulatory support products or our point-of-care products would seriously harm our business, financial condition and results of operations.
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
     Competition from medical device companies and medical device subsidiaries of health care and pharmaceutical companies is intense and is expected to increase. In the United States, we are the only company that has a ventricular assist device approved by the FDA (PMA) for Destination Therapy and there is only one other company that has a ventricular assist device approved by the FDA (PMA) for a bridge to transplant, WorldHeart Corporation. In the European market, competitors include Cardiowest, Berlin Heart and Abiomed. We will also compete with other, smaller companies that have similar products in trials. Principal competitors in the vascular graft market include W.L. Gore, Inc., C.R. Bard Corporation, which is also a distributor of our Vectra product line, and Boston Scientific Corporation. Principal competitors in the hospital coagulation and blood gas monitoring equipment market include the Cardiac Surgery Division of Medtronic, Inc., iSTAT, Radiometer, Abbott Diagnostics, and Instrument Laboratories. Our primary competitor in the skin incision device market is Becton, Dickson and Company. Competitors in the alternate site point-of-care diagnostics market include Roche Diagnostics and HemoSense.
     Some of our competitors, especially competitors of our ITC segment, have substantially greater financial, technical, distribution, marketing and manufacturing resources than we have, while other competitors have different technologies that may achieve broader customer acceptance or better cost structures than our products. Accordingly, our competitors may be able to develop, manufacture and market products more efficiently, at a lower cost and with more market acceptance than we can. We expect that the key competitive factors will include the relative speed with which we can:
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
     Any of the devices of our competitors in clinical trials and in development could prove to be clinically superior, easier to implant, and/or less expensive than current commercialized devices, thereby impacting Thoratec’s market share.
The price of our common stock may fluctuate significantly.
     The price of our common stock has been, and is likely to continue to be, highly volatile, which means that it could decline substantially within a short period of time. For example our stock price has ranged from $8.46 to $17.82 in the 12 months ended October 1, 2005. The price of our common stock could fluctuate significantly for many reasons, including the following:
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
     With the exception of Canada and the larger countries in Europe, we sell our Thoratec VAD and HeartMate systems in foreign markets through distributors. In addition, we sell our vascular access graft products through the Bard Peripheral Vascular division of C.R. Bard Corporation (which is also a competitor of ours) in the United States, and selected countries in Europe, the Middle East and Africa, and through Goodman Co. Ltd. in Japan. Substantially all of the international operations and a large portion of the alternate site domestic operations of ITC are conducted through distributors. For the three and nine months ended October 1, 2005, 17% of ITC’s total product sales were through Cardinal Healthcare, a distributor of our blood coagulation testing equipment and skin incision devices.
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
     This transition to a direct sales model necessitated expanding the sales, technical service, customer service and shipping headcount at ITC in order to provide our customers with the support and service that they historically obtained from our distributors, resulting in an increase in our sales and general and administrative costs. This transition process concluded in the first quarter of 2005, and now the United States hospital point-of-care market is being served directly and exclusively by ITC. This transition and its execution involve significant risks, including:
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
     We seek to protect our trade secrets and unpatented proprietary technology, in part, with confidentiality agreements with our employees and consultants. Although it is our policy to require that all employees and consultants sign such agreements, we cannot assure you that every person who gains or has gained access to such information has done or will do so. Moreover, these agreements may be breached and we may not have an adequate remedy.
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
     Under the Sarbanes-Oxley Act of 2002, or the Act, we are required to assess the effectiveness of our internal controls for financial reporting annually and assert that such internal controls are effective. Our independent auditors must evaluate management’s assessment of the effectiveness of our internal controls over financial reporting and render an opinion on management’s assessment and the effectiveness of our internal controls over financial reporting. The Act has resulted in and is likely to continue to result in increased expenses, and has required and is likely to continue to require significant efforts by management and other employees. Although we believe that our efforts will enable us to remain compliant under the Act, we can give no assurance that in the future such efforts will be successful. Our business is complex and involves significant judgments and estimates as described in our “Critical Accounting Policies and Estimates” above. If we have material weaknesses in internal controls, we will not be able to assert that our internal controls over financial reporting are effective, which could adversely affect investor confidence in us and the market price of our common stock.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Interest Rate Risk
     Our investment portfolio is made up of cash equivalent and marketable investments in auction rate securities, money market funds, debt instruments of government agencies, U.S. Treasuries, local municipalities, and high quality corporate issuers. All investments are carried at market value and are treated as available-for-sale. All investments mature within two years or less from the date of purchase, except for certain investments in U.S. Treasuries held as restricted investments as collateral for future interest payments related to our convertible notes, which mature within three years from the date of purchase. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline which could result in a loss if we are forced to sell an investment before the scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points or less the change in our net unrealized loss on investments would be nominal. We do not utilize derivative financial instruments to manage interest rate risk.
     Our convertible notes do not bear interest rate risk as the notes were issued at a fixed rate of interest. The aggregate fair value of the convertible notes at October 1, 2005, based on market quotes, was $154.6 million.
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
     We use forward foreign currency contracts to hedge the gains and losses generated by the revaluation of these non-functional currency assets and liabilities. These derivatives are not designated as cash flow or fair value hedges under SFAS No. 133. As a result, changes in the fair value of the forward foreign currency contracts are included in “Interest Income and Other.” The change in the fair value of the forward foreign currency contracts typically offsets the change in value from revaluation of the non-functional currency assets and liabilities. These contracts typically have maturities of three months or less. At October 1, 2005, we had forward foreign currency contracts to exchange Euros into Pounds Sterling and Pounds Sterling into Dollars with a notional value of $7.4 million. At October 2, 2004 we had a notional value of $7.0 million in Pounds Sterling and Euros contracts. These contracts had an average exchange rate of Euros to Pounds Sterling of .6799 and Pounds Sterling to the U.S. Dollar of .5658 as of October 1, 2005. The impact of fluctuations in foreign currency exchange rates, net of forward foreign currency contracts, was a gain of $0.1 million and a loss of $0.1 million for the nine month periods ended October 1, 2005 and October 2, 2004, respectively.
ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 8 of our 2004 Annual Report on Form 10-K sets forth the report of our management and of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting as of January 1, 2005.
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of October 1, 2005. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of October 1, 2005 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective.
Changes to Internal Controls
     As part of the implementation of section 404 of the Sarbanes Oxley Act of 2002, the Company instituted internal controls that were designed to and did detect the situation which resulted in the restatement of the pro forma stock compensation fair value disclosures for the years ended January 3, 2004 and December 28, 2002. Management concluded that the control deficiency which resulted in the restatement was not indicative of a material weakness in internal controls as of January 1, 2005. There have been no changes in our internal controls over financial reporting during the nine months ended October 1, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Inherent Limitations on Controls and Procedures
     Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2005, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13 to our unaudited condensed consolidated interim financial statements in this Quarterly Report on Form 10Q.
ITEM 6. EXHIBITS
     (a) Exhibits:
10.18	Amended and Restated Employment Agreement by and between the Company and D. Keith Grossman, dated August 15, 2005. (1)

10.33	Consulting Agreement by and between the Company and D. Keith Grossman, dated August 15, 2005. (1)

10.34	Consulting Agreement by and between the Company and Jeffrey Nelson, dated August 15, 2005. (1)

10.35	Consulting Agreement by and between the Company and Lawrence Cohen, dated August 15, 2005. (1)

10.36	Purchase and Sale Agreement and Escrow Instructions dated September 2, 2005, by and between the Company and Aegis I, LLC. (2)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer.

(1)	Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on August 19, 2005.

(2)	Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on September 8, 2005.

SIGNATURES
     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: November 9, 2005	/s/ D. Keith Grossman
D. Keith Grossman
Chief Executive Officer

Date: November 9, 2005	/s/ Cynthia Lucchese Cynthia Lucchese Chief Financial Officer,
(principal financial and accounting officer)