Form 10-Q
period 2006-04-01
THORATEC CORP
filed 2006-05-11
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2006
or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from                              to
COMMISSION FILE NUMBER: 000-49798
THORATEC CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2340464 (I.R.S. Employer Identification No.)

6035 Stoneridge Drive, Pleasanton, California (Address of principal executive offices)	94588 (Zip Code)
Registrant’s telephone number, including area code: (925) 847-8600
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is, a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large-accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of May 5, 2006, the registrant had 52,723,847 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of April 1, 2006 and December 31, 2005	3
Condensed Consolidated Statements of Operations for the Three Months Ended April 1, 2006 and April 2, 2005	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 1, 2006 and April 2, 2005	5
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended April 1, 2006 and April 2, 2005	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure of Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 6. Exhibits	26
Signatures
Exhibits
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	April 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$23,027	$35,109
Short-term available-for-sale investments	178,028	175,827
Restricted short-term investments	3,361	3,330
Receivables, net of allowances of $533 and $634, respectively	35,490	35,904
Inventories	41,870	41,671
Deferred tax asset	5,461	5,461
Prepaid expenses and other assets	4,956	3,582

Total current assets	292,193	300,884

Property, plant and equipment, net	42,577	28,906
Restricted long-term investments	1,619	1,610
Goodwill	94,097	94,097
Purchased intangible assets, net	138,964	141,938
Other assets	6,486	6,483

Total Assets	$575,936	$573,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,744	$8,421
Accrued compensation	8,900	15,707
Accrued income taxes	2,063	3,659
Other accrued liabilities	4,676	3,804

Total current liabilities	22,383	31,591
Senior subordinated convertible notes	143,750	143,750
Long-term deferred tax liability and other	49,783	50,430

Total Liabilities	215,916	225,771

Shareholders’ equity:
Common shares: authorized 100,000; issued and outstanding 52,626 and 51,737, respectively	420,053	407,531
Deferred compensation	—	(184)
Accumulated deficit	(59,731)	(58,801)
Accumulated other comprehensive loss:
Unrealized loss on investments	(200)	(258)
Cumulative translation adjustments	(102)	(141)

Total accumulated other comprehensive loss	(302)	(399)

Total Shareholders’ Equity	360,020	348,147

Total Liabilities and Shareholders’ Equity	$575,936	$573,918

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 1,	April 2,
	2006	2005
Product sales	$48,755	$50,488
Cost of product sales	20,108	20,048

Gross profit	28,647	30,440

Operating expenses:
Selling, general and administrative	18,060	14,817
Research and development	9,585	7,719
Amortization of purchased intangible assets	2,974	2,804
Litigation	57	178

Total operating expenses	30,676	25,518

Income (loss) from operations	(2,029)	4,922
Other income and (expense):
Interest expense	(1,103)	(1,008)
Interest income and other	1,701	836

Income (loss) before income tax benefit (expense)	(1,431)	4,750
Income tax benefit (expense)	501	(1,615)

Net income (loss)	$(930)	$3,135

Net income (loss) per share:
Basic	$(0.02)	$0.07

Diluted	$(0.02)	$0.06

Shares used to compute net income per share:
Basic	52,218	48,202
Diluted	52,218	49,009
See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	April 1,	April 2,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(930)	$3,135
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	4,875	4,453
Investment discount (premium) amortization	134	132
Non-cash interest and other expenses	1,103	1,008
Tax benefit related to stock options	1,896	90
Stock-based compensation expense	2,649	232
Excess tax benefits from stock-based compensation	(1,761)	––
Change in net deferred tax liability	(1,151)	(1,183)
Changes in assets and liabilities:
Receivables	414	1,757
Inventories	(358)	1,250
Prepaid expenses and other assets	(1,374)	(690)
Accounts payable and other liabilities	(9,717)	(512)
Other	(126)	119

Net cash provided (used) by operating activities	(4,346)	9,791

Cash flows from investing activities:

Purchases of available-for-sale investments	(38,900)	(15,370)
Sales of available-for-sale investments	21,700	8,900
Maturities of available-for-sale investments and restricted investments	14,920	3,070
Purchases of property, plant and equipment, net	(15,329)	(1,104)

Net cash used in investing activities	(17,609)	(4,504)
Cash flows from financing activities:
Proceeds from stock option exercises, net	9,173	541
Restricted stock forfeiture	(1,100)	––
Excess tax benefits from stock-based compensation	1,761	––
Repurchase of common stock	––	(2,238)

Net cash provided by financing activities	9,834	(1,697)
Effect of exchange rate changes on cash and cash equivalents	39	(108)

Net increase (decrease) in cash and cash equivalents	(12,082)	3,482
Cash and cash equivalents at beginning of period	35,109	16,017

Cash and cash equivalents at end of period	$23,027	$19,499

Supplemental disclosure of cash flow information:
Cash paid for taxes	$379	$427

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$246	$502

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net income (loss)	$(930)	$3,135

Other net comprehensive income (loss):
Unrealized gain (loss) on investments (net of taxes of $38 and $(108) for the three months ended April 1, 2006 and April 2, 2005, respectively)	58	(57)
Foreign currency translation adjustments (net of taxes of $11 and $(33) for the three months ended April 1, 2006 and April 2, 2005, respectively)	39	(132)

Comprehensive income (loss)	$(833)	$2,946

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, unless otherwise stated)
1. Basis of Presentation
     The interim condensed consolidated financial statements of Thoratec Corporation, referred to herein as “we,” “our,” “Thoratec,” or the “Company,” have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, referred to herein as the SEC, without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2005 consolidated financial statements filed with the SEC in our Annual Report on Form 10-K. The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.
     The preparation of our condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
2. Stock Based Compensation
     Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation to employees using the intrinsic value method in accordance with Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and accordingly recognized no compensation expense for stock option grants or for our employee stock purchase plan.
     Under the modified prospective transition method, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Additionally, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior periods were not restated.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before taxes, net income, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share for the three months ended April 1, 2006, were $2.3 million, $1.5 million, $3.2 million, $1.8 million and $0.03 lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25 for our stock option grants.
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the three months ended April 1, 2006, we revised our condensed consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the three months ended April 1, 2006, $1.7 million of tax benefits were reported as financing cash flows rather than operating cash flows.
     Net cash proceeds from the exercise of stock options were $8.6 million for the three months ended April 1, 2006. The actual income tax benefit realized from stock option exercises was $1.9 million for the same period.
     The following table illustrates the effect on operating results and per share information had we accounted for our stock-

based compensation plans in accordance with SFAS No. 123(R), rather than using the intrinsic value method in accordance with APB No. 25, for the three months ended April 2, 2005 (in thousands, except per share amounts):

Three Months Ended
April 2, 2005
Net income:
As reported	$3,135
Add: Stock-based compensation expense included in reported net income, net of related tax effects	153
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,023)

Pro forma net income	$1,265

Basic and Diluted earnings per share:
As reported
Basic	$0.07
Diluted	$0.03
Pro forma income
Basic	$0.06
Diluted	$0.03
Stock Option Plans
     Pursuant to the terms of the Thoratec and Thermo Cardiosystems, Inc., or TCA, merger agreement, all TCA stock-based compensation plans were assumed by Thoratec effective February 14, 2001. There have been no grants under any of TCA’s plans since the merger. Moreover, all outstanding options and restrictions on past TCA grants were accelerated and became fully vested as of the merger date of February 14, 2001 and were converted to 971,222 shares of our common stock options at the merger conversion ratio of 0.835 to 1. Although assumed by Thoratec, the TCA stock options remain exercisable upon the same terms and conditions as under the TCA stock option plan pursuant to which they were granted and the applicable option agreement.
     In 1993, our Board of Directors approved the 1993 Stock Option Plan (“1993 SOP”), which permits us to grant options to purchase up to 666,667 shares of our common stock. This plan expired in 2003 and no options have been granted under the plan since its expiration.
     In 1996, the Board of Directors adopted the 1996 Stock Option Plan (“1996 SOP”) and the 1996 Non-employee Directors Stock Option Plan (“Directors Option Plan”). The 1996 SOP consists of two parts. Part One permits us to grant options to purchase up to 500,000 shares of common stock. This plan expired in the first quarter of 2006. No options were granted during the quarter under Part One of the 1996 SOP. Part Two related to the former Chief Executive Officer, Mr. Grossman, and permitted us to grant non-qualified options to the former CEO to purchase up to 333,333 shares of common stock, which were granted in 1996. The Directors Option Plan, as amended, permits us to grant up to 550,000 shares and provides for an initial grant to a director to purchase 15,000 shares upon appointment to the Board, and annual grants thereafter to purchase 7,500 shares (granted in four equal installments). Provisions also include immediate vesting of both initial and annual grants and a five year life of the options. In addition, the plan administrator has been provided with the discretion to impose any repurchase rights in our favor on any optionee. The Directors Option Plan expired in February 2006 and during the quarter, no options were granted under the Directors Option Plan.
     In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“1997 SOP”). The 1997 SOP was amended by approval of a vote of our shareholders in February 2001, amended by the Board of Directors in December 2001, and amended again by approval of a vote of our shareholders in May 2003. The 1997 SOP allows us to grant up to 13.7 million shares of stock in the form of stock options, restricted stock awards, and stock bonuses. During the first quarter of 2006, 1.4 million options were granted at fair market value under this plan and 0.3 million shares were granted as restricted stock awards and restricted stock units under this plan.
     We have four common stock option plans described above with options still outstanding at April 1, 2006, with only the 1997 SOP available for future grants. Options under the 1997 SOP may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within five years of grant and expire between five and ten years from the date of grant. Options granted to officers contain a provision which provides for acceleration of vesting upon a change of control. At the end of the first quarter of 2006, 0.4 million shares remain available for grant under the 1997 SOP.
     The fair value of each option granted is estimated at the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of our stock. The expected term of options represents the period of time that options are expected to be outstanding. Beginning this quarter, groups of employees that have similar historical exercise behavior are considered separately. The range below reflects the expected option impact of these separate groups. The following assumptions were used for grants made in the first quarter of 2006 and 2005:

	Three Months Ended
	April 1, 2006	April 2, 2005
Risk-free interest rate (weighted average)	4.49%	4.22%
Expected volatility	40%	50%
Expected option life (in years)	3.88 – 5.25	3.67
Dividends	None	None
     At April 1, 2006, there was $10.6 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.45 years. The aggregate intrinsic value of in the money shares outstanding, based on a market price of the Company’s common stock on March 31, 2006 of $19.27, was $37.5 million, and the aggregate intrinsic value of options exercisable was $23.0 million. The total intrinsic value of options exercised was $4.9 million for the three months ended April 1, 2006.
     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining Contract
	(in thousands)	Exercise Price	Life
Outstanding options at January 1, 2006	6,445	$12.80
Granted	1,392	21.51
Exercised	(686)	12.89
Forfeited or expired	(66)	14.02

Outstanding options at April 1, 2006	7,085	$14.49	7.33yrs.

Outstanding options exercisable at April 1, 2006	3,484	12.82	5.92yrs.

Restricted Stock Units
     In the first quarter of 2006, we granted restricted stock units to certain of our non-U.S. employees under the 1997 SOP. At April 1, 2006, there was $0.1 million of unrecognized compensation cost related to these restricted stock units which is expected to be recognized over a weighted average period of 2.40 years. The aggregate intrinsic value of the units, based on the Company’s stock price on March 31, 2006, was $0.2 million and the aggregate intrinsic value of units vested during the three months ended April 1, 2006 was none as no units vested during the quarter.
     Restricted Stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	Life
Outstanding units at January 1, 2006	—	—
Granted	8	$20.34
Exercised	—	—
Forfeited or expired	—	—

Outstanding units at April 1, 2006	8	$20.34	2.40

Outstanding units vested at April 1, 2006	—	—	—

Employee Stock Purchase Plan
     In May 2002, our shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual increase of up to 250,000 shares in the total number of shares available for issuance under the ESPP on March 1 of each year. Under this provision, on March 1, 2006, an additional 250,000 shares were reserved for issuance under the ESPP. Eligible employees may purchase a limited number of shares of the Company’s stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. No shares of common stock were issued under the ESPP during the first quarter of 2006. As of the end of the first quarter, approximately 337,000 shares are available for issuance under this plan.
     The estimated subscription date fair value of the current offering under the ESPP is approximately $0.2 million using the Black-Scholes option pricing model and using the following assumptions:

	Three Months Ended
	April 1, 2006	April 2, 2005
Risk-free interest rate	4.25%	2.20%
Expected volatility	40%	50%
Expected option life	0.5 yrs	0.5yrs
Dividends	None	None
     At April 1, 2006, there was approximately $40,000 of unrecognized compensation cost related to subscriptions that began on November 1, 2005 which is expected to be recognized during the second quarter of 2006.
Restricted Stock
     The 1997 Stock Option Plan allows for the issuance of restricted stock awards and restricted stock units which may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period of the restrictions, generally four years. The expense for these awards was determined based on the market price of our stock on the date of grant applied to the total number of shares that were granted. Except for the restricted stock awards to executive officers and a consultant described below, no such awards were issued prior to the first quarter of 2006.
     In 2001, an award of 250,000 shares of restricted common stock was made to our then Chief Executive Officer, Mr. Grossman, under our 1997 Stock Option Plan. This award was valued at $4.1 million, recorded as deferred compensation, and was being amortized over the restriction lapse period prior to the acceleration described below. In 2002, a similar award of 50,000 shares was made to another of our executive officers. This award was valued at $0.3 million, was recorded as deferred compensation, and was being amortized over the restriction lapse period. The second award was forfeited in December 2004 upon the resignation of the executive officer and the previously recognized amortization of deferred compensation of $0.2 million was reversed. In addition, 25,000 shares of restricted stock were granted to a consultant in December 2004. This award is re-valued each period at the current market rate and is accrued ratably over the restriction lapse period of three years. In August 2005, Mr. Grossman announced his resignation and entered into an agreement which amended his employment contract and provided that he would remain employed by the Company for up to three months following the appointment of the replacement CEO in order to assist in the transition. The transition period ended on February 2, 2006. Mr. Grossman remains a member of the Company’s Board of Directors and will provide consulting services to the Company pursuant to a Consulting Services Agreement dated August 15, 2005 for a period of nine months. Pursuant to the terms of the amended employment agreement with Mr. Grossman, the restriction on the remaining 125,000 shares of such restricted common stock was accelerated generating an additional $0.1 million in expense in the first quarter of 2006.
     Share-based compensation expense related to these restricted stock grants was $ 0.2 million for each of the three months ended April 1, 2006 and April 2, 2005. As of April 1, 2006, we had $3.2 million of unrecognized compensation cost associated with these restricted stock awards which is expected to be recognized over a weighted average period of 3.07 years. The total fair value of the shares that vested during the quarter ended April 1, 2006 was $2.1 million.
     The following table summarizes the restricted stock award activity in the first quarter of 2006:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding non-vested restricted stock at January 1, 2006	150	$14.89
Granted	260	20.34
Vested	(133)	15.94
Forfeited or expired	––	––

Outstanding non-vested restricted stock at April 1, 2006	277	$19.51

3. New Accounting Pronouncements
     None.
4. Cash and cash equivalents
     Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.
5. Investments
     Investments classified as short-term available-for-sale are reported at fair value based upon quoted market prices and consist primarily of auction rate securities, corporate and municipal bonds, and U.S. government obligations. All investments mature within two years or less from the date of purchase. Investments with maturities beyond one year may be classified as short-term, if they are available and intended for use in current operations, based on their highly liquid nature or due to the frequency with which the interest rate is reset, such as with auction rate securities.
     Investments classified as restricted are securities held in U.S. Treasuries as collateral for future interest payments related to our convertible notes and are reported at fair value based upon quoted market prices. The investments that relate to interest payments due within one year have been classified as restricted short-term investments and the investments that relate to interest payments due after one year have been classified as restricted long-term investments.
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
     We use forward foreign currency contracts to hedge the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s condensed consolidated balance sheet that are not denominated in UK pounds sterling). Changes in the fair value of the forward currency contracts are included in “Interest Income and Other,” and typically offset the foreign currency exchange gains and losses. These derivatives are not designated as cash flow or fair value hedges under SFAS No. 133 and typically have maturities of three months or less. At April 1, 2006, we had forward foreign currency contracts in euros with a notional value of $4.7 million, and at December 31, 2005, we had forward foreign currency contracts in euros with a notional value at $4.4 million. These contracts had an average exchange rate of euros to U.S. dollars of 0.8332 as of April 1, 2006. The impact of foreign currency revaluation, net of forward foreign currency contracts, was a gain of $0.1 million for the quarter ended April 1, 2006 and a loss of $0.2 million for the quarter ended April 2, 2005.

7. Inventories
     Inventories consist of the following:

	As of
	April 1,	December 31,
	2006	2005
	(in thousands)
Finished goods	$20,854	$19,952
Work in process	6,402	6,303
Raw materials	14,614	15,416

Total	$41,870	$41,671

8. Property, Plant and Equipment, net
     Property, plant and equipment, net, consist of the following:

	As of
	April 1,	December 31,
	2006	2005
	(in thousands)
Land	$4,096	$341
Building	12,040	2,445
Building lease	2,285	2,285
Equipment	44,859	44,067
Rental equipment	7,544	7,334
Improvements	12,663	11,526

Total	83,487	67,998
Accumulated depreciation and amortization	(40,910)	(39,092)

	$42,577	$28,906

9. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill, which is attributable solely to our Cardiovascular segment, for the three and twelve month periods ended April 1, 2006 and December 31, 2005 was $94.1 million.
     The components of identifiable intangible assets, consisting primarily of patents and trademarks, core technology (i.e., Thoralon, our patent protected bio-material that is present in most products) and developed technology (i.e., patent technology, other than core technology, acquired in our merger with TCA), which are included in purchased intangible assets on the condensed consolidated balance sheets, are as follows (in thousands):

	As of April 1, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and Trademarks	$37,815	$(18,602)	$19,213
Core Technology	37,485	(9,143)	28,342
Developed Technology	122,782	(31,430)	91,352
Non-compete Agreement	90	(33)	57

Total Purchased Intangible Assets, net	$198,172	$(59,208)	$138,964

	As of December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
(in thousands)
Patents and Trademarks	$37,815	$(17,692)	$20,123
Core Technology	37,485	(8,762)	28,723
Developed Technology	122,782	(29,750)	93,032
Non-compete Agreement	90	(30)	60

Total Purchased Intangible Assets	$198,172	$(56,234)	$141,938

     Effective January 1, 2006, the Company revised its estimate for the remaining useful lives for certain of its developed technology intangible assets. The effect of the change was to increase amortization expense by $0.2 million during the three months ended April 1, 2006 and is expected to increase amortization by $0.7 million during each of the next five years. Amortization expense related to purchased intangible assets, net, was $3.0 million and $2.8 million for the three months ended April 1, 2006 and April 2, 2005, respectively. Amortization expense is expected to be approximately $11.9 million for each of the next five years. Patents and trademarks have useful lives of eight to twenty years, core and developed technology assets have useful lives ranging from nine to twenty-four years and the useful life of the non-compete agreement is approximately six years.
10. Long-Term Debt
     In the second quarter of 2004, we sold $143.8 million in initial principal amount of senior subordinated convertible notes due 2034. The convertible notes were sold to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. We used $9.8 million of the net proceeds to purchase and pledge to the trustee under the indenture for the exclusive benefit of the holders of the convertible notes, U.S. Treasury securities to provide for the payment, in full, of the first six scheduled interest payments. These securities are reflected on our condensed consolidated balance sheets as restricted short-term and long-term investments. Additional net proceeds were used to repurchase 4.2 million shares of our outstanding common stock for $60 million. The remaining net proceeds have been and will be used for general corporate purposes, which may include additional stock repurchases, strategic investments or acquisitions. Total net proceeds to the Company from the sale were $139.4 million, after debt issuance costs of $4.3 million.
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
     The deferred debt issuance costs of $3.2 million, net of $1.1 million in amortization, are included in “Other assets” on the condensed consolidated balance sheet as of April 1, 2006. The deferred debt issuance costs are amortized on a straight line basis until May 2011 at which point the Company can redeem the debt. These charges are included in “Interest expense” in our condensed consolidated statements of operations.

Fiscal Year
2004
(in millions)
Long Term Debt Offering Proceeds:
Principal amount of convertible notes at maturity	$247.4
Original issue discount	(103.7)
Debt issuance costs	(4.3)

Net proceeds	$139.4

     Holders of the convertible notes may convert their notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events. Holders may convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day preceding the calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Holders may surrender their convertible notes for conversion on or before May 16, 2029 during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day. However, in such event, if on the day before any conversion the closing sale price of our common stock is greater than the accreted conversion price (i.e., the issue price of the note plus accrued original issue discount divided by the conversion rate) but less than or equal to 120% of the accreted conversion price, instead of shares of our common stock based on the conversion rate, holders will receive cash or common stock, or a combination of each at our option, with a value equal to the accreted principal amount of the notes plus accrued but unpaid interest as of the conversion date. Additionally, holders may convert their convertible notes if we call them for redemption or if specified corporate transactions or significant distributions to holders of our stock have occurred. As of April 1, 2006 no notes had been converted or called.

     Holders may require us to repurchase all or a portion of their convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if we experience a change in control or a termination of trading of our common stock each holder may require us to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, a make whole premium. This premium is considered an embedded derivative under SFAS No. 133 and has been bifurcated from the convertible notes and recorded at its estimated fair value, $0.2 million at April 1, 2006. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, the company’s stock price, volatility of the company’s stock, the probability of acquisition and the probability of the type of consideration used by a potential acquirer.
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
     The aggregate fair value of the convertible notes at April 1, 2006, based on market quotes, was $164.8 million.
11. Litigation
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
     On or about September 1, 2004, a shareholder derivative action entitled Wong v. Grossman was filed in the California Superior Court for Alameda County based upon essentially the same facts as the Federal securities class action suit referred to above. This action names the individual members of our Board of Directors, including the former Chief Executive Officer and certain other former and current executive officers of the Company, as defendants, and alleges that the defendants breached their fiduciary duties and wasted corporate assets, and that certain of the defendants traded in Thoratec securities while in possession of material nonpublic information. Proceedings in Wong v. Grossman are currently stayed until June 7, 2006.
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

12. Income Taxes
     Our effective income tax expense rates were 35% and 34%, respectively, for the three months ended April 1, 2006 and April 2, 2005. The increase in our effective tax rate on a comparative basis was due primarily to a combination of nondeductible compensatory costs under SFAS No. 123(R) and reduced federal research credits, offset in part by increased interest income from tax favorable investments and continuing benefits related to export of manufactured goods.
     At April 1, 2006 and December 31, 2005, we reported a net deferred tax liability of approximately $49.8 million and $50.4 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.
13. Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net income (loss)	$(930)	$3,135

Weighted average number of common shares-basic	52,218	48,202
Dilutive effect of stock options and Employee Stock Purchase Plan shares	––	807

Weighted average number of common shares-diluted	52,218	49,009

Net income (loss) per common share Basic	$(0.02)	$0.07

Diluted	$(0.02)	$0.06

     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 3.4 and 5.9 million shares of common stock were not included in the computation of diluted income and losses per share for the three months ended April 1, 2006 and April 2, 2005, respectively, as their inclusion would be antidilutive. In addition, the computation of diluted earnings per share for April 1, 2006 and April 2, 2005, respectively, excludes the effect of assuming the conversion of our convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because their effect would have been antidilutive for each of the three months ended April 1, 2006 and April 2, 2005.
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
     Business Segments:

	Three Months Ended
	April 1,	April 2
	2006	2005
Product sales:
Cardiovascular	$29,816	$32,066
ITC	18,939	18,422

Total product sales	$48,755	$50,488

Income before income taxes:
Cardiovascular (a)(d)	$2,257	$6,128
ITC(a)(d)	690	3,151
Corporate (b)(d)	(4,919)	(4,179)
Litigation (c)	(57)	(178)

Income (loss) from operations	(2,029)	4,922

	Three Months Ended
	April 1,	April 2
	2006	2005
Other income and (expense):
Interest expense	(1,103)	(1,008)
Interest income and other	1,701	836

Income (loss) before income tax benefit (expense)	$(1,431)	$4,750

(a)	Includes amortization expense of $2.9 million and $2.8 million for the three months ended April 1, 2006 and April 2, 2005, respectively, related to the Cardiovascular segment. The ITC segment also includes amortization expense of $40,000 for each of the three months ended April 1, 2006 and April 2, 2005.

(b)	Represents primarily general and administrative items not specifically identified to a particular business segment.

(c)	Relates to expenses not specifically identified to a particular business segment.

(d)	Includes additional SFAS No. 123(R) expense of $1.0 million, $0.7 million and $0.8 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended April 1, 2006.
Geographic Areas:
The geographic composition of our product sales was as follows:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Domestic	$36,646	$39,204
International	12,109	11,284

Total product sales	$48,755	$50,488

15. Subsequent Events
     In May 2006 we purchased approximately 0.3 million shares of our common stock for $5.0 million completing the stock repurchase program authorized in July 2004 by our Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2005 Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in this Form 10-Q.
Overview
     We are a leading manufacturer of circulatory support products for use by patients with heart failure, or HF. Our Ventricular Assist Devices, or VADs, are used primarily by HF patients to perform some or all of the pumping function of the heart. We currently offer the widest range of products to serve this market. We believe that our long-standing reputation for quality and innovation, and our excellent relationships with leading cardiovascular surgeons worldwide, position us to capture growth opportunities in the expanding HF market. Through our wholly-owned subsidiary International Techidyne Corporation, or ITC, we design, develop, manufacture and market point-of-care diagnostic test systems and incision products that provide for fast, accurate blood test results to improve patient management, reduce healthcare costs and improve patient outcomes.
Our Business Model
     Our business is comprised of two segments: Cardiovascular and ITC.
     The product line of our Cardiovascular segment is:
•	Circulatory Support Products. Our circulatory support products include VADs for the short, intermediate and long-term treatment of advanced heart failure. In addition, we have developed small diameter grafts using our proprietary materials to address the vascular access market. Our grafts are used for hemodialysis.
     The product lines of our ITC segment are:
•	Point-of-Care Diagnostics. Our point-of-care products include coagulation diagnostic test systems that monitor blood coagulation for a patient while being administered certain anticoagulants, blood gas/electrolyte and chemistry status, or anemia.

•	Incision. Our incision products include devices used to obtain a patient’s blood sample for diagnostic testing and screening for platelet function.
Cardiovascular segment
     We offer the following broad product portfolio of implantable and external circulatory support devices:
•	The Thoratec Ventricular Assist Device System is an external device for short to mid-term cardiac support, which is sold worldwide. The device is approved to assist left, right and biventricular support and is worn outside of the body. The Thoratec VAD is approved for use in bridge-to-transplantation, or BTT, and for post-cardiotomy myocardial recovery.

•	The Thoratec IVAD is the only implantable blood pump approved for both BTT and post-cardiotomy myocardial recovery. It can be used for left, right, or biventricular support. The IVAD utilizes the same internal working components as the Thoratec VAD System, but has an outer housing made of a titanium alloy that makes it more suitable for implantation.

•	The HeartMate XVE Left Ventricular Assist System, or LVAS, is an implantable device for mid to long-term cardiac support and the only device approved in the U.S., Europe and Canada for permanent support, or Destination Therapy, of those patients ineligible for heart transplantation. The HeartMate XVE is also approved for use in BTT.

•	The HeartMate II, which is currently in clinical trials for BTT and Destination Therapy, is an implantable device consisting of a miniature rotary blood pump designed to provide long-term cardiac support. Its design is intended to be not only smaller, but also simpler, quieter, and longer lasting than the current generation of ventricular assist devices.
     In addition to our cardiac assist products, we sell vascular access grafts, used in hemodialysis for patients with late-stage renal disease.
     We primarily market our VAD products to those patients suffering from heart failure and, in particular, from late-stage HF. HF is a chronic disease that occurs when degeneration of the heart muscle reduces the pumping power of the heart, causing the heart to become too weak to pump blood at a level adequate to meet the body’s demands. HF can be caused by artery or valve diseases or a general weakening of the heart muscle itself. Other conditions, such as high blood pressure or diabetes, can also lead to HF.
     In the United States, we currently have two FDA-approved indications for the use of VADs in patients with HF: as a bridge to heart transplant and as Destination Therapy. We are currently pursuing an additional indication for our Thoratec VAD products: therapeutic recovery of the heart. Beyond the HF markets, VADs are also approved for use during recovery following cardiac surgery.
     We currently market VADs that may be implanted or worn outside the body and that are suitable for treatments for different durations for patients of varying sizes and ages. We estimate that doctors have implanted more than 10,000 of our devices in patients suffering from heart failure. On November 6, 2002, the United States Food and Drug Administration, or FDA, approved the HeartMate VAD as the first heart assist device for Destination Therapy. On April 7, 2003, the FDA approved the HeartMate XVE, an enhanced version of the HeartMate VAD, for Destination Therapy. Thoratec is the only company to have a ventricular assist device approved for Destination Therapy in the United States. In August 2004, we received FDA approval in the U.S. to market the IVAD for use in bridge-to-transplantation and post-cardiotomy recovery patients who are unable to be weaned from cardiopulmonary bypass. This makes the IVAD the only currently approved implantable cardiac assist device that can provide left, right or biventricular support.
ITC Segment
     Our major point-of-care, or POC, diagnostic test systems and incision device products are:
•	The Hemochron POC coagulation system, which is used to monitor a patient’s coagulation while being administered anticoagulants in various settings, including in the cardiovascular operating room and cardiac catheterization lab to monitor the drug Heparin and in an anticoagulation clinic to monitor the drug Coumadin. Hemochron is considered a moderately complex device and must be used by professionally trained personnel. The system consists of a small, portable analytical instrument and disposable test cuvettes.

•	The IRMA POC blood gas/electrolyte and chemistry system, which is used to monitor a patient’s blood gas/electrolyte and chemistry status. It is considered moderately complex and its use requires supervision by professionally trained personnel. The system consists of a small, portable analytical instrument and disposable test cartridges.

•	The ProTime coagulation monitoring system, which is used to monitor patients’ coagulation while they are taking oral anticoagulants such as Warfarin, and can be prescribed for use by patients at home or can be used in the physician’s office or clinic. The system consists of a small, portable, analytical instrument and disposable test cuvettes.

•	The Hemoglobin Pro, or Hgb Pro, which is used by professionals, mainly in the doctor’s office to test for anemia. It provides quick results from a very small blood sample. The system consists of a small, hand held test meter and disposable test strips.

•	Tenderfoot, Tenderlett and Surgicutt incision products, which are used by professionals to obtain a patient’s blood sample for diagnostic testing. The Tenderfoot is a “heel stick” used for infant testing, the Tenderlett is used for finger incisions and the Surgicutt is used to perform screening tests to determine platelet function. All products feature permanently retracting blades for safe, virtually pain-free incision.
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
Critical Accounting Policies and Estimates
     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to these policies on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies, see the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for fiscal 2005 filed with the SEC. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. There can be no assurance that actual results will not differ from those estimates.
Make-Whole Premium
     Under the terms of our senior subordinated convertible notes issued in 2004, if we experience a change in control or a termination of trading of our common stock, each note holder may require us to purchase all or a portion of their notes at a price equal to the issue price plus any original issue discount. In addition, if the consideration for the change in control is all cash, the company will pay a make-whole premium to the note holders. This premium is considered an embedded derivative under SFAS No. 133 and has been bifurcated from the convertible notes and recorded at its estimated fair value, $0.2 million and none at April 1, 2006 and April 2, 2005, respectively.
     There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, the company’s stock price, volatility of the company’s stock, the probability of acquisition and the probability of the type of consideration used by a potential acquirer. If any of these variables change significantly or if management’s assumptions prove incorrect, our financial statements could be materially and adversely affected.
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
     We recognize sales of certain Cardiovascular segment products to first-time customers when we have determined that the customer has the ability to use the products. These sales frequently include the sale of products and training services under multiple element arrangements. Training is not considered essential to the functionality of the products. The amount of revenue under these arrangements allocated to training is based upon fair market value of the training, which is typically performed on behalf of the Company by third party providers. The amount of product sales allocated to the Cardiovascular segment products is done on a fair value basis. Under this basis, the total value of the arrangement is allocated to the training and the Cardiovascular segment products based on the relative fair market value of the training and products.
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
     The majority of our products are covered by up to a two-year limited manufacturer’s warranty from the date of shipment or installation. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated, at which time they are included in “Cost of product sales” in our condensed consolidated statements of operations.
     We believe we have provided adequate reserves for anticipated tax audit adjustments in the U.S., state and other foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes, interest and penalties may be due. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the accrued liabilities are no longer warranted. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
     Management must make judgments to determine the amount of reserves to accrue. If management estimates prove incorrect, our financial statements could be materially and adversely affected.
Evaluation of Purchased Intangibles and Goodwill for Impairment
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Management must make estimates of these future cash flows and the approximate discount rate, and if any of these estimates proves incorrect, the carrying value of these assets on our condensed consolidated balance sheet could become significantly impaired.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill. We complete an impairment test of goodwill and other intangible assets subject to amortization as required by SFAS No. 142 and SFAS No. 144. Upon completion of our impairment tests as of the end of fiscal year 2005, we determined that neither goodwill nor intangible assets were impaired.
Valuation of stock-based awards
     We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R). Under SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on historical volatility When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated as a percentage of total product sales:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Product sales	100%	100%
Cost of product sales	41	40

Gross profit	59	60
Operating expenses:
Selling, general and administrative	37	30
Research and development	20	15
Amortization of purchased intangible assets	6	6
Litigation	—	—

Total operating expenses	63	51
Income (loss) from operations	(4)	9
Other income and (expense):
Interest expense	(2)	(2)
Interest income and other	3	2

Income (loss) before income tax benefit (expense)	(3)	9
Income tax benefit (expense)	1	(3)

Net income (loss)	(2)%	6%

See Note 14 to our unaudited condensed consolidated financial statements in this quarterly report for data presented by business segment.
See Note 2 to our unaudited condensed consolidated financial statements in this quarterly report for a discussion of changes in the financial results due to the adoption of SFAS No. 123(R).
Three months ended April 1, 2006 and April 2, 2005
Product Sales
     Product sales in the first quarter of 2006 were $48.8 million compared to $50.5 million in the first quarter of 2005. Cardiovascular segment sales decreased $2.2 million and ITC segment sales increased $0.5 million. Product sales changes are due to volume unless otherwise noted. The primary components of the total $1.7 million decrease in product sales were the following:
•	VAD product sales decreased $1.0 million. The decrease came from lower sales of our Thoratec product line, partially offset by an increase in sales of our HeartMate product line.

•	Other ancillary revenue (drivers, cannulae, service, rentals and spares) decreased $0.8 million, including decreases in cannulae and driver sales associated with the Thoratec product line, partially offset by increased driver rental revenue.

•	Graft product sales decreased by $0.4 million.

•	Point-of-care diagnostic product sales increased $0.4 million, due primarily to increases in our sales of Protime products, partially offset by decreases in IRMA, Hemochron and Hgb Pro products quarter over quarter.

•	Incision product sales increased by $0.1 million quarter over quarter.
Sales originating outside of the United States and U.S. export sales accounted for approximately 25% and 22% of our total product sales in the first quarter ended April 1, 2006 and April 2, 2005, respectively.

Gross Profit
     Gross profit as a percentage of product sales in the first quarters of 2006 and 2005 was 59% and 60%, respectively. The change in gross profit was due to the proportionate sales of ITC versus Cardiovascular products in conjunction with the following:
•	Cardiovascular segment gross profit increased by 3.3% due to decreased manufacturing costs related to favorable manufacturing variances.

•	ITC segment gross profit decreased by 6.4%, due to higher manufacturing, shipping and labor costs.
Selling, General and Administrative
     Selling, general and administrative expenses in the first quarter of 2006 were $18.1 million, or 37% of product sales, compared to $14.8 million, or 30% of product sales, in the first quarter of 2005. The $3.3 million increase in spending was primarily attributable to the following:
•	Costs related to stock based compensation of $1.4 million that were incurred in 2006 but not in 2005.

•	Increased personnel costs of $0.6 million associated with CEO transition, CFO recruitment, and other bonus and retention programs not specifically identified to any particular business segment.

•	Increased personnel costs associated with the addition of the Heart Failure Specialists in our Cardiovascular segment of $0.3 million and a $0.4 million increase in personnel costs in our ITC segment.

•	Higher spending on marketing and training related activities primarily associated with HeartMate II in the Cardiovascular segment totaling $0.5 million, in addition to a $0.1 million increase in spending by the ITC segment related to increased administrative fees due to Group Purchasing Organizations.
Research and Development
     Research and development expenses in the first quarter of 2006 were $9.6 million, or 20% of product sales, compared to $7.7 million, or 15% of product sales, in the first quarter of 2005. Of the $1.9 million increase, our Cardiovascular and ITC segments incurred $1.6 million and $0.3 million, in additional expenses, respectively, quarter over quarter. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The primary component of our research and development costs is employee salaries, benefits and, for the first quarter of 2006, stock based compensation expenses primarily related to our adoption of SFAS No. 123(R) on January 1, 2006. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as the Phase II HeartMate II pivotal trial.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the first quarter of 2006 was $3.0 million compared to $2.8 million in the first quarter of 2005. The increase of $0.2 million resulted from a change in business conditions that caused us to modify the remaining economic useful lives of certain of our developed technology assets. These modifications were made in accordance with our periodic valuation of the useful lives of our identifiable intangible assets under SFAS No. 144 as of December 31, 2005.
Interest Expense
     Interest expense in the first quarter of 2006 was $1.1 million compared to $1.0 million in the first quarter of 2005. The expense for the three months ended April 1, 2006 and April 2, 2005, respectively, includes $0.9 million and $0.8 million in interest payments, respectively, and $0.2 million for both periods in amortization of the debt issuance costs related to our convertible notes.
Interest Income and Other
     Interest income and other for the three months ended April 1, 2006 was $1.7 million compared to $0.8 million in the three months ended April 2, 2005. The increase was primarily due to higher interest income earned on our portfolio as a result of increased cash balances and higher short term interest rates compared to the same quarter last year. In addition we received approximately $0.1 million in lease revenue related to our acquisition of a new building in January of 2006.
Income Taxes
     Our effective tax rates were 35% and 34% for the first quarters of 2006 and 2005. The increase in our effective tax rate on a comparative basis was due primarily to a combination of nondeductible stock based compensation costs under SFAS No. 123(R) and reduced federal research credits, offset in part by increased interest income from tax favorable investments and continuing benefits related to export of manufactured goods.
     We continue to maintain adequate amounts for anticipated tax audit adjustments in the U.S., state and other foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts are unnecessary or the liability proves to be more than anticipated, the reversal of the liabilities would result in tax benefits being recognized or a further charge to expense would result in the period the event occurs.
     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2006 can significantly affect our projected annual effective tax rate, we believe our quarterly tax expense rate of 35% is the most reliable estimate of our effective tax expense rate. Accordingly, our quarterly tax rate for the second quarter of 2006 and the remainder of 2006 will be largely dependent on our profitability and could fluctuate significantly.
Liquidity and Capital Resources
     At April 1, 2006, we had net working capital of $269.8 million compared with $269.3 million at December 31, 2005. Cash and cash equivalents at April 1, 2006 were $23.0 million compared to $35.1 million at December 31, 2005. The decrease is due primarily to cash used in operations, net purchases of property, plant and equipment and purchases of investment securities, offset in part by proceeds from stock option exercises.
     Cash used in operating activities for the three months ended April 1, 2006 was $4.3 million. This amount included a net loss of $0.9 million offset by positive non-cash adjustments to net losses of $7.7 million primarily comprised of $4.9 million for depreciation and amortization, $2.6 million related to stock-based compensation expenses principally related to our adoption of SFAS No. 123(R) and CEO transition costs, $1.9 million related to tax benefit related to stock options, and $1.2 million for unrealized costs related to investments and interest and other, partially offset by $1.8 million related to excess tax benefits from stock based compensation and a $1.1 million change in the deferred tax liability. Changes in assets and liabilities used additional cash of $9.7 million due to the decrease in accounts payable and other liabilities, driven largely by payments made in the first quarter of 2006 for bonus and accrued compensation, cash of $1.4 million used for prepaid and other expenses.
     Investing activities used $17.6 million, with $2.3 million net purchases of investment securities and $15.3 million used to acquire property, plant and equipment, net of $0.2 million in transfers of product inventory of drivers and demonstration equipment into fixed assets. The purchases of property, plant and equipment consisted of the January 2006 building purchase in Pleasanton, California that used cash of $12.3 million, of which $8.6 million was allocated to the building and $3.7 million to land. Additionally, $0.5 million of cash was used for improvements, some of which for the new building purchase, and $1.3 million for equipment purchases relating to our Cardiovascular segment, with an additional $0.6 million in improvements and $0.8 million in equipment purchases relating to our ITC segment.
     Cash provided by financing activities for the three months ended April 1, 2006 was $9.8 million, including $9.2 million from proceeds related to stock option exercises, $1.7 million provided by excess tax benefits from stock based compensation, partially offset by $1.1 million related to restricted stock forfeitures.
     In March 2005, we agreed to purchase a new enterprise resource planning software system, or ERP system, for ITC. The cost of the purchased software licenses, hardware, implementation costs and consulting for the ERP system through April 1, 2006 was $1.4 million, with $1.3 million of this amount capitalized.
     We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations, will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months.
Contractual Obligations
     During the quarter ended April 1, 2006 there were no material changes in contractual obligations outside our normal course of business other than the payment in January 2006 of our $12.4 million real estate obligation for the purchase of a 67,000-square foot office building in Pleasanton, California.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Interest Rate Risk
     Our investment portfolio is comprised of marketable investments in money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at market value and are treated as available-for-sale. All investments mature within two years or less from the date of purchase, except some of the investments in U.S. Treasuries that are held as restricted investments as collateral for future interest payments related to our convertible debt, which mature within three years from the original date of purchase. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a loss if we are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points, the change in our net unrealized loss on investments would be nominal. We do not utilize derivative financial instruments to manage interest rate risks.
     Our convertible notes do not bear interest rate risk as they were issued at a fixed rate of interest.
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
     We use forward foreign currency contracts to hedge the gains and losses generated by the revaluation of these non-functional currency assets and liabilities. These derivatives are not designated as cash flow or fair value hedges under SFAS No. 133. As a result, changes in the fair value of the forward foreign currency contracts are included in “Interest Income and Other.” The change in the fair value of the forward foreign currency contracts typically offsets the change in value from revaluation of the non-functional currency assets and liabilities. These contracts typically have maturities of three months or less. At April 1, 2006, we had forward foreign currency contracts in euros with a notional value of $4.7 million and, at December 31, 2005, we had forward foreign currency contracts in euros with a notional value at $4.4 million. These contracts had an average exchange rate of euros to U.S. dollars of 0.8332 as of April 1, 2006. The impact of foreign currency revaluation, net of forward foreign currency contracts, was nominal for the three months ended April 1, 2006 and April 2, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 8 of our 2005 Annual Report on Form 10-K sets forth management’s report on internal control over financial reporting as of December 31, 2005. This section should be read in conjunction with management’s report of internal control over financial reporting as of December 31,2005.

Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of April 1, 2006. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of April 1, 2006 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective.
Changes to Internal Controls
     As part of the implementation of section 404 of the Sarbanes Oxley Act of 2002, the Company instituted internal controls that were designed to detect errors. There have been no changes in our internal controls over financial reporting during the quarter ended April 1, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2006, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 to our unaudited condensed consolidated interim financial statements in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6. EXHIBITS
     (a) Exhibits:
10.30	Thoratec Corporation Corporate Executive Incentive Plan FY2006, effective for certain executive officers of the Company.

10.31	Thoratec Corporation Cardiovascular Business Executive Incentive Plan FY2006, effective for certain executive officers of the Company.

10.32	International Technidyne Corporation Executive Incentive Plan FY2006, effective for certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: May 11, 2006	/s/ Gerhard F. Burbach

Gerhard F. Burbach
Chief Executive Officer

Date: May 11, 2006	/s/ Cynthia Lucchese

Cynthia Lucchese
Chief Financial Officer