Form 10-Q
period 2006-07-01
THORATEC CORP
filed 2006-08-10
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2006
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
Large-accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of August 7, 2006, the registrant had 51,943,700 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	July 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,636	$35,109
Short-term available-for-sale investments	183,983	175,827
Restricted short-term investments	3,315	3,330
Receivables, net of allowances of $630 and $634, respectively	35,457	35,904
Inventories	40,330	41,671
Deferred tax asset	5,461	5,461
Prepaid expenses and other assets	3,699	3,582

Total current assets	284,881	300,884

Property, plant and equipment, net	46,473	28,906
Restricted long-term investments	—	1,610
Goodwill	94,097	94,097
Purchased intangible assets, net	135,991	141,938
Other assets	6,414	6,483

Total Assets	$567,856	$573,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,857	$8,421
Accrued compensation	10,216	15,707
Accrued income taxes	2,649	3,659
Other accrued liabilities	4,435	3,804

Total current liabilities	25,157	31,591
Senior subordinated convertible notes	143,750	143,750
Long-term deferred tax liability and other	48,677	50,430

Total Liabilities	217,584	225,771

Shareholders’ equity:
Common shares: authorized 100,000; issued and outstanding 51,927 and 51,737, respectively	418,420	407,531
Deferred compensation	—	(184)
Accumulated deficit	(68,195)	(58,801)
Accumulated other comprehensive income (loss):
Unrealized loss on investments	(127)	(258)
Cumulative translation adjustments	174	(141)

Total accumulated other comprehensive income (loss)	47	(399)

Total Shareholders’ Equity	350,272	348,147

Total Liabilities and Shareholders’ Equity	$567,856	$573,918

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Product sales	$54,783	$47,588	$103,538	$98,076
Cost of product sales	22,654	18,387	42,762	38,435

Gross profit	32,129	29,201	60,776	59,641

Operating expenses:
Selling, general and administrative	19,191	14,806	37,251	29,623
Research and development	9,757	7,925	19,342	15,644
Amortization of purchased intangible assets	2,973	2,800	5,947	5,604
Litigation	390	(1)	447	177

Total operating expenses	32,311	25,530	62,987	51,048

Income (loss) from operations	(182)	3,671	(2,211)	8,593
Other income and (expense):
Interest expense	(1,005)	(1,037)	(2,108)	(2,045)
Interest income and other	1,791	1,034	3,492	1,870

Income (loss) before income tax benefit (expense)	604	3,668	(827)	8,418
Income tax benefit (expense)	(267)	(1,247)	234	(2,862)

Net income (loss)	$337	$2,421	$(593)	$5,556

Net income (loss) per share, basic and diluted:	$0.01	$0.05	$(0.01)	$0.11

Shares used to compute net income (loss) per share:
Basic	52,291	48,735	52,254	48,470
Diluted	53,316	50,146	52,254	49,530
See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(593)	$5,556
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,958	9,445
Investment discount amortization	114	288
Non-cash interest and other expenses	401	313
Tax benefit related to stock options	2,120	2,062
Share-based compensation expense	5,441	481
Excess tax benefits from share-based compensation	(1,985)	––
Loss on disposal of assets	10	158
Change in net deferred tax liability	(2,359)	(2,111)
Changes in assets and liabilities:
Receivables	447	3,426
Inventories	694	(1,564)
Prepaid expenses and other assets	(117)	151
Accounts payable and other liabilities	(5,960)	2,305
Other	(97)	139

Net cash provided by operating activities	8,074	20,649
Cash flows from investing activities:
Purchases of available-for-sale investments	(111,475)	(53,265)
Sales of available-for-sale investments	73,908	20,808
Maturities of available-for-sale investments and restricted investments	31,020	13,535
Purchases of property, plant and equipment, net	(20,802)	(2,866)

Net cash used in investing activities	(27,349)	(21,788)
Cash flows from financing activities:
Proceeds from stock option exercises	9,754	7,684
Proceeds from stock issued under employee stock purchase plan	860	684
Excess tax benefits from share-based compensation	1,985	––
Repurchase and retirement of common shares	(16,112)	(2,238)

Net cash provided by (used in) financing activities	(3,513)	6,130
Effect of exchange rate changes on cash and cash equivalents	315	(612)

Net increase (decrease) in cash and cash equivalents	(22,473)	4,379
Cash and cash equivalents at beginning of period	35,109	16,017

Cash and cash equivalents at end of period	$12,636	$20,396

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,042	$1,044

Cash paid for interest	$1,707	$1,707

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$855	$752

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net income (loss)	$337	$2,421	$(593)	$5,556

Other net comprehensive income (loss):
Unrealized gain on investments (net of taxes of $49 and $(58) for the three months ended and $87 and $50 for the six months ended July 1, 2006 and July 2, 2005, respectively)	73	97	131	40
Foreign currency translation adjustments (net of taxes of $79 and $122 for the three months ended and $90 and $155 for the six months ended July 1, 2006 and July 2, 2005, respectively)	276	(479)	315	(612)

Comprehensive income (loss)	$686	$2,039	$(147)	$4,984

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of Thoratec Corporation ( “we,” “our,” “Thoratec,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2005 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our Annual Report on Form 10-K. The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.
     The preparation of our condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
2. Share-Based Compensation
     Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation to employees using the intrinsic value method in accordance with Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and accordingly recognized no compensation expense for stock option grants or for our employee stock purchase plan.
     Under the modified prospective transition method, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Additionally, compensation cost recognized in the first six months of 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and compensation cost for all share-based payments granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior periods were not restated.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended July 1, 2006 were $2.6 million, $1.5 million and $0.03 lower, respectively, than if we had continued to account for the share-based compensation under APB No. 25 for our stock option grants, and for the six months ended July 1, 2006 were $5.0 million, $3.0 million and $0.06 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25 for our stock option grants. Cash flow from operations and cash flow from financing activities for the six months ended July 1, 2006 were $2.0 million lower and $2.0 million higher, respectively, than if we had continued to account for share-based compensation under APB No. 25 for our stock option grants.
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS No. 123(R), beginning in 2006 for the six months ended July 1, 2006, our condensed consolidated statements of cash flows presentation report the tax benefits from the exercise of stock options as financing cash flows. For the six months ended July 1, 2006, $2.0 million of tax benefits were reported as financing cash flows rather than operating cash flows.
     Cash proceeds from the exercise of stock options were $9.8 million and cash proceeds from our employee stock purchase plan were $0.9 million for the six months ended July 1, 2006. The actual income tax benefit realized from stock option exercises was $2.1 million for the same period.

     The following table illustrates the effect on operating results and per share information had we accounted for our share-based compensation plans in accordance with SFAS No. 123(R), rather than using the intrinsic value method in accordance with APB No. 25, for the three and six months ended July 2, 2005:

	Three Months Ended	Six Months Ended
	July 2, 2005	July 2, 2005
	(in thousands, except per share data)
Net income:
As reported	$2,421	$5,556
Add: Share-based compensation expense included in reported net income, net of related tax effects	164	318
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,475)	(3,499)

Pro forma net income	$1,110	$2,375

Basic and diluted earnings per share:
As reported	$0.05	$0.11
Pro forma	$0.02	$0.05
Equity Plans
     Pursuant to the terms of the Thoratec and Thermo Cardiosystems, Inc. (“TCA”), merger agreement, all TCA share-based compensation plans were assumed by Thoratec effective February 14, 2001, the date of the merger. There have been no grants under any of TCA’s plans since the merger. Moreover, all outstanding options and restrictions on past TCA grants were accelerated and became fully vested as of the merger date and were converted to 971,222 shares of our common stock options at the merger conversion ratio of 0.835 to 1. Although assumed by Thoratec, the TCA stock options remain exercisable upon the same terms and conditions as under the TCA stock option plan pursuant to which they were granted and the applicable option agreement.
     In 1993, our Board of Directors approved the 1993 Stock Option Plan (“1993 SOP”), which permitted us to grant options to purchase up to 666,667 shares of our common stock. This plan expired in 2003 and no options were granted since its expiration.
     In 1996, the Board of Directors adopted the 1996 Stock Option Plan (“1996 SOP”) and the 1996 Non-employee Directors Stock Option Plan (“Directors Option Plan”). The 1996 SOP consists of two parts. Part One permits us to grant options to purchase up to 500,000 shares of common stock. This plan expired in February 2006. No options were granted during the six month period ending July 1, 2006 under Part One of the 1996 SOP. Part Two related to the former Chief Executive Officer, D. Keith Grossman, and permitted us to grant non-qualified options to Mr. Grossman to purchase up to 333,333 shares of common stock, which were granted in 1996. The Directors Option Plan, as amended, permits us to grant options for a total of up to 550,000 shares of our common stock and provides for an initial grant to a director of an option to purchase 15,000 shares upon appointment to the Board, and annual grants thereafter to purchase 7,500 shares (granted in four equal installments). Provisions also include immediate vesting of both the initial and annual grants and a five year life of the options. In addition, the plan administrator has been provided with the discretion to impose any repurchase rights in our favor on any optionee. The Directors Option Plan expired in February 2006 and no options were granted under the Directors Option Plan in the first half of 2006.
     In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“1997 SOP”). The 1997 SOP was amended by approval of a vote of our shareholders in February 2001, amended by the Board of Directors in December 2001, amended again by approval of a vote of our shareholders in May 2003, and amended again by the Board of Directors in March 2006. The 1997 SOP allowed us to grant up to a total of 13.7 million shares of stock in the form of stock options, restricted stock awards, and stock bonuses. This plan expired in May 2006. Prior to the plan’s expiration, 1.5 million options were granted at fair market value and 0.3 million shares were granted as restricted stock awards and restricted stock units in the first half of 2006.
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”), and in May 2006 the 2006 Plan was approved by a vote of our shareholders. The 2006 Plan allows us to grant to employees and directors of, and consultants to the Company up to a total of 2.2 million shares of stock in the form of options, restricted stock bonuses, restricted stock purchases, restricted stock units, stock appreciation rights, phantom stock units, performance share bonuses, and performance share units. The 2006 Plan stipulates that no more than 50% of the authorized shares may be issued as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses or performance share units. Following the approval of this plan, 42,000 options were granted at fair market value and 53,000 restricted stock and restricted stock units were granted under this plan.

Stock Options
     We have five common stock option plans described above with options still outstanding at July 1, 2006, with only the 2006 Plan available for future grants. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Options granted to officers contain a provision which provides for acceleration of vesting upon a change of control of the Company. At July 1, 2006, 2.1 million shares remained available for grant under the 2006 Plan.
     The fair value of each option granted is estimated at the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of our stock. The expected term of options represents the period of time that options are expected to be outstanding. Beginning in 2006, we have used separate assumptions for groups of employees (for example, officers) that have similar historical exercise behavior. The range below reflects the expected option impact of these separate groups. The following assumptions were used for grants made in the three and six months ended July 1, 2006 and July 2, 2005:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Risk-free interest rate (weighted average)	5.02%	4.09%	4.53%	4.17%
Expected volatility	40%	50%	40%	50%
Expected option life (years)	3.52 to 4.62	3.44	3.84 to 5.22	3.58
Dividends	None	None	None	None
     At July 1, 2006, there was $9.1 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of 1.48 years. The aggregate intrinsic value of in-the-money options outstanding, based on a market price of the Company’s common shares on June 30, 2006, the last trading day in the three months ended July 1, 2006 of $13.87, was $10.2 million, and the aggregate intrinsic value of options exercisable was $7.5 million. The total intrinsic value of options exercised was $0.4 million and $5.4 million for the three and six months ended July 1, 2006, respectively.
     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding options at January 1, 2006	6,445	$12.80	6.90

Granted	1,509	21.10
Exercised	(773)	12.67
Forfeited or expired	(179)	15.21

Outstanding options at July 1, 2006	7,002	14.54	7.15

Outstanding options exercisable at July 1, 2006	3,936	$12.82	5.95

Restricted Stock
     The 1997 SOP allowed and the 2006 Plan allows for the issuance of restricted stock awards and restricted stock units which may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the period of the restrictions, generally four years. The expense for these awards was determined based on the market price of our shares on the date of grant applied to the total number of shares that were granted. The restricted stock awards to executive officers, and to a consultant described below, were the only such awards issued prior to January 1, 2006.

     In 2001, an award of 250,000 shares of restricted stock was made to our then Chief Executive Officer, Mr. Grossman, under our 1997 SOP. This award was valued at $4.1 million, recorded as deferred compensation, and was being amortized over the restriction lapse period prior to the acceleration described below. In 2002, a similar award of 50,000 shares was made to another of our executive officers. This award was valued at $0.3 million, was recorded as deferred compensation, and was being amortized over the restriction lapse period. This award was forfeited in December 2004 upon the resignation of the executive officer and the previously recognized amortization of deferred compensation of $0.2 million was reversed. In addition, 25,000 shares of restricted stock were granted to a consultant in December 2004. This award is re-valued each period at the current market rate and expense is recognized ratably over the restriction lapse period of three years. In the second quarter of 2006, $0.2 million was recorded as compensation expense pursuant to the consulting agreement whereby any vesting restrictions on restricted stock granted to the consultant will lapse upon final settlement of the securities litigation cases. In August 2005, Mr. Grossman announced his resignation and entered into an agreement which amended his employment contract and provided that he would remain employed by the Company for up to three months following the appointment of the replacement CEO in order to assist in the transition. The transition period ended on February 2, 2006. Mr. Grossman remains a member of the Company’s Board of Directors and will provide consulting services to the Company pursuant to a Consulting Agreement dated August 15, 2005 for a period of nine months from the end of the transition period. Pursuant to the terms of the amended employment agreement with Mr. Grossman, the restriction on the remaining 125,000 shares of such restricted common stock was removed on an accelerated basis. The share-based compensation for the consultant and Mr. Grossman was $0.2 million and $0.3 million for the three months ended July 1, 2006 and July 2, 2005, respectively and $0.4 million and $1.9 million for the six months ended July 1, 2006 and July 1, 2005, respectively.
     In the first six months of 2006, we issued restricted stock to employees and directors under the 1997 SOP and the 2006 Plan. Share-based compensation expense related to these restricted stock grants was $0.6 million for the six months ended July 1, 2006. As of July 1, 2006, we had $3.9 million of unrecognized compensation expense associated with these restricted stock awards, which amount is expected to be recognized over a weighted average period of 2.8 years. The total fair value of the shares for which the restriction period lapsed during the six months ended July 1, 2006 was $2.1 million.
     The following table summarizes the restricted stock award activity in the first six months of 2006:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at January 1, 2006	150	$14.89
Granted	390	18.52
Vested	(133)	15.94
Forfeited or expired	(4)	20.27

Outstanding unvested restricted stock at July 1, 2006	403	$18.01

Restricted Stock Units
     In the first six months of 2006, we granted restricted stock units to certain of our non-U.S. employees under the 1997 SOP and 2006 Plan. At July 1, 2006, there was $0.1 million of unrecognized compensation cost related to these restricted stock units, which amount is expected to be recognized over a weighted average period of 2.15 years. The aggregate intrinsic value of the units outstanding, based on the Company’s stock price on June 30, 2006, was $0.1 million and no units vested during the six months ended July 1, 2006.
     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	(in years)
Outstanding units at January 1, 2006	—	—
Granted	8	$20.27
Released	—	—
Forfeited or expired	—	—

Outstanding units at July 1, 2006	8	$20.27	2.15

Employee Stock Purchase Plan
     In May 2002, our shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual increase of up to 250,000 shares in the total number of shares available for issuance under the ESPP on March 1 of each year. Under this provision, on March 1, 2006, an additional 250,000 shares were reserved for issuance under the ESPP. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the first half of 2006, 56,184 shares of common stock were issued under the ESPP. As of the end of the second quarter of 2006, approximately 281,000 shares remained available for issuance under this plan.
     The estimated subscription date fair value of the current offering under the ESPP is approximately $0.3 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate (weighted average)	4.98%
Expected volatility	40%
Expected option life (years)	0.5
Dividends	None
     At July 1, 2006, there was approximately $0.2 million of unrecognized compensation expense related to ESPP subscriptions that began on April 1, 2006, which amount is expected to be recognized during the second half of 2006.
3. Cash and cash equivalents
     Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.
4. Investments
     Investments classified as short-term available-for-sale are reported at fair value based upon quoted market prices and consist primarily of auction rate securities, corporate and municipal bonds, and United States government obligations. All investments mature within two years or less from the date of purchase. Investments with maturities beyond one year may be classified as short term, if they are available and intended for use in current operations, based on their highly liquid nature or due to the frequency with which the interest rate is reset, such as with auction rate securities.
     Investments classified as restricted are U.S. Treasuries held as collateral for future interest payments on our convertible notes and are reported at fair value based upon quoted market prices. The investments that relate to interest payments due within one year have been classified as restricted short-term investments and the investments that relate to interest payments due after one year have been classified as restricted long-term investments.
     For all investments, temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income.. The unrealized gain on investments, primarily caused by rising interest rates, was $0.1 million for both the three months ended July 1, 2006 and July 2, 2005 and $0.1 million and none for the six months ended July 1, 2006 and July 2, 2005, respectively. We have determined that the investments had no impairments that were other than temporary. The specific identification method is used to determine realized gains and losses on investments
5. Financial Instruments
We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products who report to our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency assets and liabilities (primarily assets and liabilities on our United Kingdom (“UK”) subsidiary’s consolidated balance sheet that are not denominated in UK pounds) at the period-end exchange rates result in foreign currency gains and losses, which are included in our condensed consolidated statements of operations in “Interest income and other.”

     We use forward foreign currency contracts to hedge the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s condensed consolidated balance sheet that are not denominated in UK pounds). Changes in the fair value of the forward currency contracts are included in “Interest income and other,” and typically offset the foreign currency exchange gains and losses. These derivatives are not designated as cash flow or fair value hedges under SFAS No. 133 “Accounting for Derivative Instrument and Hedging Activities,” and typically have maturities of three months or less. At July 1, 2006, we had forward contracts to purchase and sell foreign currency in euros and UK pounds with a notional value of $9.2 million and at December 31, 2005, we had forward contracts to purchase foreign currency in euros with a notional value at $4.4 million. As of July 1, 2006, these contracts had an average exchange rate of one U.S. dollar to 0.7888 euros and one U.S. dollar to 0.5469 UK pounds as of July 1, 2006. The impact of these foreign currency contracts, was a loss of $0.2 million and a gain of $0.1 million for the three months ended July 1, 2006 and July 2, 2005, respectively, and a loss of $0.3 million and a gain of $0.3 million for the six months ended July 1, 2006 and July 2, 2005, respectively. The impact of the foreign currency translation adjustment from conducting our foreign operations was a gain of $0.2 million and a loss of $0.1 million for the three months ended July 1, 2006 and July 2, 2005, respectively and a gain of $0.3 million and a loss of $0.3 million for the six months ended July 1, 2006 and July 2, 2005, respectively.
6. Inventories
     Inventories consist of the following:

	As of
	July 1,	December 31,
	2006	2005
	(in thousands)
Finished goods	$17,275	$19,952
Work in process	7,843	6,303
Raw materials	15,212	15,416

Total	$40,330	$41,671

7. Property, Plant and Equipment, net
     Property, plant and equipment, net, consist of the following:

	As of
	July 1,	December 31,
	2006	2005
	(in thousands)
Land	$4,096	$341
Building	12,040	2,445
Building lease	2,285	2,285
Equipment	47,821	44,067
Rental equipment	7,965	7,334
Improvements	15,207	11,526

Total	89,414	67,998
Accumulated depreciation and amortization	(42,941)	(39,092)

Property, plant and equipment, net	$46,473	$28,906

8. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill, which is attributable solely to our Cardiovascular segment, as of July 1, 2006 and December 31, 2005 was $94.1 million.
     The components of identifiable intangible assets, consisting primarily of patents and trademarks, core technology (i.e., Thoralon, our proprietary bio-material that is present in most products) and developed technology (i.e., patent technology, other than core technology, valued at the time of our merger with TCA), which are included in purchased intangible assets on the condensed consolidated balance sheets, are as follows:

	As of July 1, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	( in thousands)
Patents and trademarks	$37,815	$(19,512)	$18,303
Core technology	37,485	(9,523)	27,962
Developed technology	122,782	(33,109)	89,673
Non-compete agreement	90	(37)	53

Total purchased intangible assets, net	$198,172	$(62,181)	$135,991

	As of December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$37,815	$(17,692)	$20,123
Core technology	37,485	(8,762)	28,723
Developed technology	122,782	(29,750)	93,032
Non-compete agreement	90	(30)	60

Total purchased intangible assets, net	$198,172	$(56,234)	$141,938

     Effective January 1, 2006, the Company revised its estimate for the remaining useful lives for certain of its developed technology intangible assets. The effect of the change is expected to increase amortization expense by $0.7 million during each of the next five years. Amortization expense related to purchased intangible assets, net, was $3.0 million and $5.9 million for the three and six months ended July 1, 2006, respectively, and $2.8 million and $5.6 million for the three and six months ended July 2, 2005, respectively. Annual amortization expense is expected to be approximately $11.9 million for each of the next five years. Patents and trademarks have useful lives of eight to twenty years, core and developed technology assets have useful lives ranging from nine to twenty-four years and the useful life of the non-compete agreement is approximately six years.
9. Long-Term Debt
     In the second quarter of 2004, we sold $143.8 million in initial principal amount of senior subordinated convertible notes due 2034. The convertible notes were sold to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A there under. We used $9.8 million of the net proceeds to purchase and pledge to the trustee under the indenture for the exclusive benefit of the holders of the convertible notes, U.S. Treasury securities to provide for the payment, in full, of the first six scheduled interest payments. These securities are reflected on our condensed consolidated balance sheets as restricted short-term and long-term investments. Additional net proceeds were used to repurchase 4.2 million shares of our outstanding common stock for $60 million. The remaining net proceeds have been and will be used for general corporate purposes, which may include additional stock repurchases, strategic investments or acquisitions. Total net proceeds to the Company from the sale were $139.4 million, after debt issuance costs of $4.3 million.
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

     The deferred debt issuance costs of $3.0 million (which amount represents $4.3 million of total debt issuance costs net of $1.3 million in amortization), are included in “Other assets” on the condensed consolidated balance sheet as of July 1, 2006. The deferred debt issuance costs are amortized on a straight line basis until May 2011 at which point the Company can redeem the debt. These charges are included in “Interest expense” in our condensed consolidated statements of operations.

Fiscal Year
2004
( in millions)
Long Term Debt Offering Proceeds:
Principal amount of convertible notes at maturity	$247.4
Original issue discount	(103.7)
Debt issuance costs	(4.3)

Net proceeds	$139.4

     Holders of the convertible notes may convert their notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events. Holders may convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day preceding the calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Holders may surrender their convertible notes for conversion on or before May 16, 2029 during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day. However, in such event, if on the day before any conversion the closing sale price of our common stock is greater than the accreted conversion price (i.e., the issue price of the note plus accrued original issue discount divided by the conversion rate) but less than or equal to 120% of the accreted conversion price, instead of shares of our common stock based on the conversion rate, holders will receive cash or common stock, or a combination of each at our option, with a value equal to the accreted principal amount of the notes plus accrued but unpaid interest as of the conversion date. Additionally, holders may convert their convertible notes if we call them for redemption or if specified corporate transactions or significant distributions to holders of our stock have occurred. As of July 1, 2006 no notes had been converted or called.
     Holders may require us to repurchase all or a portion of their convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if we experience a change in control or a termination of trading of our common stock each holder may require us to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, a make whole premium. This premium is considered an embedded derivative under SFAS No. 133 and has been bifurcated from the convertible notes and recorded at its estimated fair value, $0.2 million at July 1, 2006. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, the Company’s stock price, the volatility of the Company’s stock, the probability of a change in control of the Company, and the probability of the type of consideration used in a potential change of control of the Company.
     At any time on or after May 16, 2011, we may redeem the convertible notes, in whole or in part, by giving the holders at least 30 days notice, at a redemption price equal to the sum of the issue price and the accrued original issue discount, plus accrued and unpaid interest and liquidated damages, if any, for our failure to comply with our registration obligations regarding the convertible notes.
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
     The aggregate fair value of the convertible notes at July 1, 2006, based on market quotes, was $135.5 million.

10. Litigation
     On August 3, 2004, a putative Federal securities law class action entitled Johnson v. Thoratec Corporation, et al. was filed in the U.S. District Court for the Northern District of California on behalf of purchasers of our publicly traded securities between April 28, 2004 and June 29, 2004. Subsequent to the filing of the Johnson complaint, additional complaints were filed in the same court alleging substantially similar claims. On November 24, 2004, the Court entered an order consolidating the various putative class action complaints into a single action entitled “In re Thoratec Corp. Securities Litigation” and thereafter entered an order appointing Craig Toby as “Lead Plaintiff” pursuant to the Private Securities Litigation Reform Act of 1995. On or about January 18, 2005, Lead Plaintiff filed a Consolidated Complaint. The Consolidated Complaint generally alleges violations of the Securities Exchange Act of 1934 by Thoratec, its former Chief Executive Officer, its former Chief Financial Officer, and its Cardiovascular Division President based upon, among other things, alleged false statements about the Company’s expected sales and the market for HeartMate as a Destination Therapy treatment. The Consolidated Complaint seeks to recover unspecified damages on behalf of all purchasers of the Company’s publicly traded securities during the putative class period. On March 4, 2005, defendants moved to dismiss the Consolidated Complaint.
     On or about September 1, 2004, a shareholder derivative action entitled Wong v. Grossman was filed in the California Superior Court for Alameda County based upon essentially the same facts as the Federal securities class action suit referred to above. This action names the individual members of our Board of Directors, including the former Chief Executive Officer and certain other former and current executive officers of the Company, as defendants, and alleges that the defendants breached their fiduciary duties and wasted corporate assets, and that certain of the defendants traded in Thoratec securities while in possession of material nonpublic information. Proceedings in Wong v. Grossman are currently stayed until August 21, 2006.
     We believe that the claims asserted in both the Federal securities law putative class action and the state shareholder derivative actions are without merit.
     On May 11, 2006, the U.S. District Court granted our motion to dismiss. The Plaintiff filed an amended complaint, and the parties proceeded to mediation. The parties to both the Federal securities law putative class action and the state shareholder derivative actions have reached a preliminary settlement of all pending actions, and we currently anticipate that the parties will be able to finalize these settlements during the third quarter of this year and expect court approval for both settlements to occur during the third or fourth quarter of this year.
     If the settlements are approved, the total amount of the settlements will not be material to the Company. Moreover, we carry sufficient insurance to cover both the settlement amounts contemplated by the preliminary settlement and what management believes to be any reasonable potential exposure on these actions should the preliminary settlement not be finalized. However, we cannot give assurance that our insurance will cover all costs or other exposures we may incur with respect to these actions should the preliminary settlement not be finalized. We accrued $0.3 million of litigation expense in the second quarter of 2006 for this settlement, which amount represents the unspent portion of the Company’s self-insured retention.
11. Income Taxes
     Our effective income tax rates were 44% and 34%, for the three months ended July 1, 2006 and July 2, 2005, respectively, and 28% and 34% for the six months ended July 1, 2006 and July 2, 2005, respectively. The decrease in our annual effective tax rate on a comparative basis for the first six months of 2006 and 2005 was due primarily to a combination of a decrease in expected profitability and increased interest income from tax favorable investments and continuing benefits related to our export of manufactured goods.
     At July 1, 2006 and December 31, 2005, we reported a net deferred tax liability of approximately $46.4 million and $48.8 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.

12. Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share were calculated as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income (loss)	$337	$2,421	$(593)	$5,556

Weighted average number of common shares-basic	52,291	48,735	52,254	48,470
Dilutive effect of stock options and Employee Stock Purchase Plan shares	1,025	1,411	—	1,060

Weighted average number of common shares-diluted	53,316	50,146	52,254	49,530

Net income (loss) per common share, basic and diluted	$0.01	$0.05	$(0.01)	$0.11

     Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 4.4 million shares and 2.7 million shares of common stock were not included in the computation of diluted income per share for the three months ended July 1, 2006 and July 2, 2005 respectively, as their inclusion would be antidilutive. Options to purchase 2.3 million shares and 2.6 million shares of common stock were not included in the computation of diluted income and losses per share for the six months ended July 1, 2006 and July 2, 2005, respectively. In addition, the computation of diluted earnings per share for the three and six months ended July 1, 2006 and July 2, 2005, excludes the effect of assuming the conversion of our convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because their effect would have been antidilutive for those periods.
13. Business Segment and Geographical Data
     We organize and manage our business by functional operating entities. Our functional entities operate in two segments: Cardiovascular and ITC. The Cardiovascular segment designs, develops, manufactures and markets proprietary medical devices used for circulatory support and vascular graft applications. The ITC segment designs, develops, manufactures and markets proprietary point-of-care diagnostic test systems and incision devices.

     Business Segments:

	Three Months Ended		Six Months Ended
	July 1,	July 2	July 1,	July 2
	2006	2005	2006	2005
	(in thousands)
Product sales:
Cardiovascular	$35,797	$28,776	$65,612	$60,842
ITC	18,986	18,812	37,926	37,234

Total product sales	$54,783	$47,588	$103,538	$98,076

Income before income taxes:
Cardiovascular (a)(d)	$1,435	$2,434	$3,692	$7,056
ITC(a)(d)	796	3,467	1,486	6,618
Corporate (b)(d)	(2,023)	(2,231)	(6,942)	(4,904)
Litigation (c)	(390)	1	(447)	(177)

Income (loss) from operations	(182)	3,671	(2,211)	8,593
Other income and (expense):
Interest expense	(1,005)	(1,037)	(2,108)	(2,045)
Interest income and other	1,791	1,034	3,492	1,870

Income (loss) before income tax benefit (expense)	$604	$3,668	$(827)	$8,418

(a)	Includes amortization expense on purchased intangible assets of $2.9 million and $5.9 million for the three and six months ended July 1, 2006, respectively, and $2.8 million and $5.6 million for the three and six months ended July 2, 2005, respectively, related to the Cardiovascular segment. The ITC segment includes amortization expense on purchased intangible assets of $40,000 and $79,000 for both the three and six months ended July 1, 2006 and July 2, 2005, respectively.

(b)	Represents primarily general and administrative items not specifically identified to a particular business segment.

(c)	Relates to litigation expenses not specifically identified to a particular business segment.

(d)	Includes additional SFAS No. 123(R) expense of $1.0 million, $0.8 million and $0.8 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended July 1, 2006 and $2.0 million, $1.5 million and $1.5 million for Cardiovascular, ITC and Corporate, respectively, for the six months ended July 1, 2006.
Geographic Areas:
The geographic composition of our product sales was as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(in thousands)
Domestic	$42,065	$35,948	$78,711	$75,151
International	12,718	11,640	24,827	22,925

Total product sales	$54,783	$47,588	$103,538	$98,076

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2005 Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Overview
     We are a leading manufacturer of circulatory support products for use by patients with heart failure (“HF”). Our Ventricular Assist Devices (“VADs”), are used primarily by HF patients to perform some or all of the pumping function of the heart. We currently offer the widest range of products to serve this market. We believe that our long-standing reputation for quality and innovation, and our excellent relationships with leading cardiovascular surgeons worldwide, position us to capture growth opportunities in the expanding HF market. Through our wholly-owned subsidiary International Technidyne Corporation (“ITC”), we design, develop, manufacture and market point-of-care diagnostic test systems and incision products that provide fast, accurate blood test results to improve patient management, reduce healthcare costs and improve patient outcomes.
Our Business Model
     Our business is comprised of two segments: Cardiovascular and ITC.
     The product line of our Cardiovascular segment is:
•	Circulatory Support Products. Our circulatory support products include VADs for the short, intermediate and long-term treatment of advanced heart failure. In addition, we have developed small diameter grafts using our proprietary materials to address the vascular access market. Our grafts are used for hemodialysis.
     The product lines of our ITC segment are:
•	Point-of-Care Diagnostics. Our point-of-care products include coagulation diagnostic test systems that monitor blood coagulation for a patient while being administered certain anticoagulants, blood gas/electrolyte and chemistry status, or anemia.

•	Incision. Our incision products include devices used to obtain a patient’s blood sample for diagnostic testing and screening for platelet function.
Cardiovascular segment
     We offer the following broad product portfolio of implantable and external circulatory support devices:
•	The Thoratec Ventricular Assist Device System is an external device for short to mid-term cardiac support, which is sold worldwide. The device is approved to assist left, right and biventricular support and is worn outside of the body. The Thoratec VAD is approved for use in bridge-to-transplantation (“ BTT”), and for post-cardiotomy myocardial recovery.

•	The Thoratec IVAD is the only implantable blood pump approved for both BTT and post-cardiotomy myocardial recovery. It can be used for left, right, or biventricular support. The IVAD utilizes the same internal working components as the Thoratec VAD System, but has an outer housing made of a titanium alloy that makes it suitable for implantation.

•	The HeartMate XVE Left Ventricular Assist System, (“LVAS”), is an implantable device for mid to long-term cardiac support and the only device approved in the U.S., Europe and Canada for permanent support, or Destination Therapy, of those patients ineligible for heart transplantation. The HeartMate XVE is also approved for use in BTT.

•	The HeartMate II, which is currently in clinical trials for BTT and Destination Therapy, is an implantable device consisting of a miniature rotary blood pump designed to provide long-term cardiac support. Its design is intended to be not only smaller, but also simpler, quieter, and longer lasting than the current generation of ventricular assist devices. We received CE mark approval to commercially market this device in Europe in November 2005.

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
     We currently market VADs that may be implanted or worn outside the body and that are suitable for treatments for different durations for patients of varying sizes and ages. We estimate that doctors have implanted more than 10,000 of our devices in patients suffering from heart failure. On November 6, 2002, the United States Food and Drug Administration (“FDA”), approved the HeartMate VAD as the first heart assist device for Destination Therapy. On April 7, 2003, the FDA approved the HeartMate XVE, an enhanced version of the HeartMate VAD, for Destination Therapy. Thoratec is the only company to have a ventricular assist device approved for Destination Therapy in the United States. In August 2004, we received FDA approval in the United States, to market the IVAD for use in BTT and post-cardiotomy recovery patients who are unable to be weaned from cardiopulmonary bypass. This makes the IVAD the only currently approved implantable cardiac assist device that can provide left, right or biventricular support.
ITC Segment
     The following are our major point-of-care (“POC”), diagnostic test systems and incision device products:
•	The Hemochron POC coagulation system, is used to monitor a patient’s coagulation while being administered anticoagulants in various settings, including in the cardiovascular operating room and cardiac catheterization lab to monitor the drug Heparin, and in an anticoagulation clinic to monitor the drug Coumadin. Hemochron is considered a moderately complex device and must be used by professionally trained personnel. The system consists of a small, portable analytical instrument and disposable test cuvettes.

•	The IRMA POC blood gas/electrolyte and chemistry system, is used to monitor a patient’s blood gas/electrolyte and chemistry status. It is considered moderately complex and its use requires supervision by professionally trained personnel. The system consists of a small, portable analytical instrument and disposable test cartridges.

•	The ProTime coagulation monitoring system, is used to monitor patients’ coagulation while they are taking oral anticoagulants such as Warfarin, and can be prescribed for use by patients at home or can be used in the physician’s office or clinic. The system consists of a small, portable, analytical instrument and disposable test cuvettes.

•	The Hemoglobin Pro, or Hgb Pro, is used by professionals, mainly in the doctor’s office to test for anemia. It provides quick results from a very small blood sample. The system consists of a small, hand held test meter and disposable test strips.

•	Tenderfoot, Tenderlett and Surgicutt incision products, are used by professionals to obtain a patient’s blood sample for diagnostic testing. The Tenderfoot is a “heel stick” used for infant testing, the Tenderlett is used for finger incisions and the Surgicutt is used to perform screening tests to determine platelet function. All products feature permanently retracting blades for safe, virtually pain-free incision.
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

Critical Accounting Policies and Estimates
     We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies and estimates on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies and estimates, see the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for fiscal 2005 filed with the SEC. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. There can be no assurance that actual results will not differ from those estimates and assumptions.
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
     In determining when to recognize revenue, management makes decisions on such matters as the fair values of the product and training elements when sold together, customer credit worthiness and warranty reserves. If any of these decisions proves incorrect, the carrying value of these assets and liabilities on our condensed consolidated balance sheets could be significantly different and it could have a material adverse effect on our results of operations for any fiscal period.
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
     We believe we have provided adequate reserves for anticipated tax audit adjustments in the United States federal, state and local, as well as other foreign, tax authorities based on our estimate of whether, and the extent to which, additional taxes, interest and penalties may be due. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the accrued liabilities are no longer warranted. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
     Management must make judgments to determine the amount of reserves to accrue. If any of these management estimates proves incorrect, our financial statements could be materially and adversely affected.

Income Taxes
     We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits, and deductions, such as tax benefits from our non-U.S. operations and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of revenue and expense for tax and financial statement purposes.
     Determining our deferred tax liabilities involves uncertainties in the assessment of our domestic and foreign operations. We recognize liabilities for anticipated tax liabilities in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we determine that payment of these amounts is not likely, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.
     We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against deferred tax assets that we estimate will not ultimately be recoverable. We believe that our deferred tax assets recorded on our condensed consolidated balance sheets will ultimately be recovered. However, should there be change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not likely.
Evaluation of Purchased Intangibles and Goodwill for Impairment
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Management must make estimates of these future cash flows and the approximate discount rate, and if any of these estimates proves incorrect, the carrying value of these assets on our condensed consolidated balance sheets could become significantly impaired.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill. We complete an impairment test of goodwill and other intangible assets subject to amortization as required by SFAS No. 142 and SFAS No. 144. Upon completion of our impairment tests as of the end of fiscal year 2005, we determined that neither goodwill nor intangible assets were impaired.
Valuation of share-based awards
     We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R). Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes option pricing model for option grants is based on historical volatility. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially affected.

Make-Whole Premium
     Under the terms of our senior subordinated convertible notes issued in 2004, if we experience a change in control or a termination of trading of our common stock, each note holder may require us to purchase all or a portion of its notes at a price equal to the issue price, plus accrued original issue discount. In addition, if the consideration for the change in control is all cash, the Company will pay a make-whole premium to the note holders. This premium is considered to be an embedded derivative under SFAS No. 133 and has been bifurcated from the convertible notes and recorded at its estimated fair value, $0.2 million and none at July 1, 2006 and July 2, 2005, respectively.
     There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, the Company’s stock price, the volatility of the Company’s stock, the probability of a change in control of the Company and the probability of the type of consideration used in a potential change in control. If any of these variables changes significantly or if any of management’s assumptions proves incorrect, our financial statements could be materially and adversely affected.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of the tax position, if that position is more likely than not being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance of derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company is currently evaluating the accounting and disclosure requirements of FIN 48 in order to determine the impact that this guidance will have on its results of operations or financial condition when it adopts FIN 48 at the beginning of is fiscal year 2007.
Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated as a percentage of total product sales:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Product sales	100%	100%	100%	100%
Cost of product sales	41	39	41	39

Gross profit	59	61	59	61
Operating expenses:
Selling, general and administrative	35	31	36	30
Research and development	18	16	19	16
Amortization of purchased intangible assets	5	6	6	6
Litigation	1	—	—	—

Total operating expenses	59	53	61	52
Income (loss) from operations	—	8	(2)	9

Other income and (expense):
Interest expense	(2)	(2)	(2)	(2)
Interest income and other	3	2	3	2

Income (loss) before income tax benefit (expense)	1	8	(1)	9
Income tax benefit (expense)	—	(3)	—	(3)

Net income (loss)	1%	5%	(1)%	6%

See Note 13 to our unaudited condensed consolidated financial statements in this Quarterly Report for data presented by business segment.
See Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report for a discussion of changes in the financial results due to the adoption of SFAS No. 123(R).

Three months ended July 1, 2006 and July 2, 2005
Product Sales
     Product sales in the second quarter of 2006 were $54.8 million compared to $47.6 million in the second quarter of 2005. Cardiovascular segment sales increased $7.0 million and ITC segment sales increased $0.2 million. Product sales changes are due to volume unless otherwise noted. The primary components of the total $7.2 million increase in product sales were the following:
•	VAD product sales increased $7.8 million. The increase came from higher sales from both our HeartMate and Thortec product lines.

•	Graft product sales decreased by $0.8 million.

•	ITC’s hospital point-of-care diagnostic product sales increased $0.6 million, primarily due to an increase in sales of our Hemochron Signature Elite product.

•	Incision product sales decreased by $0.7 million.

•	ITC’s alternate site point-of-care sales increased by $0.3 million due to higher international sales.
Sales originating outside of the U.S. and U.S. export sales accounted for approximately 23% and 25% of our total product sales in the second quarter ended July 1, 2006 and July 2, 2005, respectively.
Gross Profit
     Gross profit as a percentage of product sales in the second quarters of 2006 and 2005 was 59% and 61%, respectively. The decrease in gross profit was due to the following:
•	Costs related to share-based compensation of $0.2 million that were incurred in 2006 but not in 2005.

•	Cardiovascular segment gross profit decreased by 2% due to higher manufacturing costs from capitalized variances. These variances were related to lower manufacturing volumes and production mix experienced in the fourth quarter of 2005 and recognized in the second quarter of 2006.

•	ITC segment gross profit decreased by 5%, due to higher manufacturing and shipping costs resulting from backorders and scrapped lots.
Selling, General and Administrative
     Selling, general and administrative expenses in the second quarter of 2006 were $19.2 million, or 35% of product sales, compared to $14.8 million, or 31% of product sales, in the second quarter of 2005. The $4.4 million increase in spending was primarily attributable to the following:
•	Costs related to share-based compensation of $1.7 million that were incurred in 2006 but not in 2005.

•	Increased sales and marketing costs for the Cardiovascular segment of $1.2 million resulted from increased personnel, travel and meeting expenses, primarily related to market development and preparing for our HeartMate II launch for BTT.

•	Increased sales and marketing costs in our ITC segment of $0.9 million, primarily due to increased personnel costs.

•	Higher corporate spending of $0.6 million primarily due to increased expense related to our new headquarters facility purchased in January of 2006 and increases in personnel and professional fees.

Research and Development
     Research and development expenses in the second quarter of 2006 were $9.7 million, or 18% of product sales, compared to $7.9 million, or 16% of product sales, in the second quarter of 2005. Of the $1.8 million increase, our Cardiovascular and ITC segments incurred $1.8 million and zero, in additional expenses, respectively, quarter over quarter. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The primary components of our research and development costs are employee salaries, benefits and, for the second quarter of 2006, share-based compensation expenses primarily related to our adoption of SFAS No. 123(R) on January 1, 2006. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as the Phase II HeartMate II pivotal trial.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the second quarter of 2006 was $3.0 million compared to $2.8 million in the second quarter of 2005. The increase of $0.2 million resulted from a change in business conditions that caused us to modify the remaining economic useful lives of certain of our developed technology assets. These modifications were made in accordance with our periodic valuation of the useful lives of our identifiable intangible assets under SFAS No. 144 as of December 31, 2005.
Litigation
     Litigation expense for the second quarter of 2006 was $0.4 million compared to none in the second quarter of 2005. The increase of $0.4 million results from potential settlements of a Federal securities putative class action and the state shareholder derivative actions for which a settlement agreement is pending. We accrued $0.3 million of litigation expense in the second quarter of 2006 for this settlement, which amount represents the unspent portion of the Company’s self-insured retention.
Interest Expense
     Interest expense for the second quarters of 2006 and 2005 was $1.0 million. The expense for the second quarters of July 1, 2006 and July 2, 2005 was comprised of $0.8 million in interest on debt and $0.2 million in amortization of the debt issuance costs related to our convertible notes.
Interest Income and Other
     Interest income and other for the second quarter of 2006 was $1.8 million compared to $1.0 million in the second quarter of 2005. The increase was primarily due to higher interest income earned on our portfolio resulting from increased cash and investment balances and higher short-term interest rates compared to the same quarter last year. In addition we received approximately $0.1 million in lease revenue from a tenant that leases a portion of the building we acquired in January 2006.
Income Taxes
     Our effective tax rates were 44% and 34% for the second quarter of 2006 and 2005, respectively. The increase in our effective tax rate on a comparative basis was due primarily to a combination of a decrease in our projected annual tax rate and a reversal of income tax benefits booked in the previous quarter resulting from the change in our projected annual tax rate of 34% to 27%.
     We believe we have provided adequate reserves for anticipated tax audit adjustments in the United States, federal, state and local, as well as other foreign authorities based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts are unnecessary or the liability proves to be more than anticipated, the reversal of the liabilities would result in tax benefits being recognized or a further charge to expense would result in the period the event occurs.
     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2006 can significantly affect our projected annual effective tax rate, we believe our projected annual tax rate range of 24% to 27% is the most reliable estimate of our effective tax expense rate. However, our quarterly tax rate for the third quarter of 2006 and the remainder of 2006 will be largely dependent on our profitability and could fluctuate significantly.

Six months ended July 1, 2006 and July 2, 2005
Product Sales
     Product sales in the first six months of 2006 were $103.5 million compared to $98 million in the first six months of 2005. Cardiovascular segment sales increased $4.8 million and ITC segment sales increased $0.7 million. Product sales changes are due to volume unless otherwise noted. The primary components of the total $5.5 million increase in product sales were the following:
•	VAD product sales increased $6.0 million. The increase came from higher sales within our HeartMate product line partially offset by lower sales in our Thoratec product line.

•	Graft product sales decreased by $1.2 million.

•	ITC’s hospital point-of-care diagnostic product sales increased $0.4 million, primarily due to an increase in sales of our Hemochron Signature Elite product.

•	Incision product sales decreased by $0.6 million.

•	ITC’s alternate site point-of-care sales increased by $0.9 million, primarily due to higher cuvette sales. .
Sales originating outside of the U.S. and U.S. export sales accounted for approximately 24% and 23% of our total product sales in the six months ended July 1, 2006 and July 2, 2005, respectively.
Gross Profit
     Gross profit as a percentage of product sales in the six month period ending July 1, 2006 and July 2, 2005 was 59% and 61%, respectively. The change in gross profit was due to the following:
•	Costs related to share-based compensation of $0.7 million that were incurred in 2006 but not in 2005.

•	Cardiovascular segment gross profit increased by 1% due to higher average sales prices partially offset by capitalized variances. These variances were related to lower manufacturing volumes and production mix experienced in the fourth quarter of 2005 and recognized in the second quarter of 2006.

•	ITC segment gross profit decreased by 6%, due to higher manufacturing and shipping costs.
Selling, General and Administrative
     Selling, general and administrative expenses in the first half of 2006 were $37.3 million, or 36% of product sales, compared to $29.6 million, or 30% of product sales, in the first half of 2005. The $7.7 million increase in spending was primarily attributable to the following:
•	Costs related to share-based compensation of $3.2 million that were incurred in 2006 but not in 2005.

•	Sales and marketing costs related to the Cardiovascular segment were higher by $2.2 million due to increased costs of $1.8 million for personnel, travel and meetings expenses primarily related to market development in anticipation of HeartMate II launch of BTT and $0.4 million for advertising and tradeshows.

•	Sales and marketing costs related to the ITC segment were higher due to increased personnel costs of $1.3 million and an increase in Group Purchasing Organization costs of $0.2 million.

•	Higher corporate spending of $0.6 million, primarily related to our new headquarters facility purchased in January 2006.

Research and Development
     Research and development expenses in the six months ended July 1, 2006 was $19.3 million, or 19% of product sales, compared to $15.6 million, or 16% of product sales, in the six months ended July 2, 2005. Of the $3.7 million increase, our Cardiovascular and ITC segments incurred $3.1 million and $0.6 million, in additional expenses, respectively. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The primary components of our research and development costs are employee salaries, benefits and, for the six months ended July 1, 2006, share-based compensation expenses primarily related to our adoption of SFAS No. 123(R) on January 1, 2006. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as the Phase II HeartMate II pivotal trial.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the six months ended July 1, 2006 was $5.9 million compared to $5.6 million for the six months ended July 1, 2005. The increase of $0.3 million resulted from a change in business conditions that caused us to modify the remaining economic useful lives of certain of our developed technology assets. These modifications were made in accordance with our periodic valuation of the useful lives of our identifiable intangible assets under SFAS No. 144 as of December 31, 2005.
Litigation
     Litigation expense for the six month months ended July 1, 2006 was $0.4 million compared to $0.2 million for the six months ended July 2, 2005. The increase of $0.4 million results from potential settlements with a Federal securities putative class action and the state shareholder derivative actions. This includes an accrual of $0.3 million litigation expense in the second quarter of 2006 for this settlement, which represents the unspent portion of the Company’s self-insured retention. Litigation expense of $0.2 million for the six months ended July 2, 2005 includes settlements for Federal securities putative class action and the state shareholder derivative actions.
Interest Expense
     Interest expense for the six months ended July 1, 2006 was $2.1 million compared to $2.0 million for the six months ended July 2, 2005. The increase in interest expense for the six months ended July 1, 2006 is comprised of $1.8 million in interest costs compared to $1.7 million for the six months ended July 2, 2005 and amortization of the debt issuance costs related to our convertible notes is $0.3 million for both of the six months ended July 1, 2006 and July 2, 2005.
Interest Income and Other
     Interest income and other for the six months ended July 1, 2006 was $3.2 million compared to $1.9 million for the six months ended July 2, 2005. The increase was primarily due to higher interest income earned on our portfolio resulting from increased cash and short-term investment balances, and higher short term interest rates compared to the six months ended July 2, 2005. In addition we received approximately $0.3 million in lease revenue from a tenant that leases a portion of the building we acquired in January 2006.
Income Taxes
     Our effective tax rates were 28% and 34%, respectively, for the six months of 2006 and 2005. The decrease in our effective tax rate on a comparative basis was due primarily to a combination of decrease in expected profitability and increased interest income from tax favorable investments and continuing benefits related to export of manufactured goods.
     We believe we have provided adequate reserves for anticipated tax audit adjustments in the United States, federal, state and local, as well as other foreign authorities based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts are unnecessary or the liability proves to be more than anticipated, the reversal of the liabilities would result in tax benefits being recognized or a further charge to expense would result in the period the event occurs.

     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2006 can significantly affect our projected annual effective tax rate, we believe our projected annual tax rate range of 24% to 27% is the most reliable estimate of our effective tax expense rate. However, our quarterly tax rate for the third quarter of 2006 and the remainder of 2006 will be largely dependent on our profitability and could fluctuate significantly.
Liquidity and Capital Resources
     At July 1, 2006, we had net working capital of $259.7 million compared with $269.3 million at December 31, 2005. Cash and cash equivalents at July 1, 2006 were $12.6 million compared to $35.1 million at December 31, 2005. The decrease is due primarily to cash used to purchase short-term available for sale investments, to purchase property, plant and equipment and for stock repurchases, partially offset in part by proceeds from stock option and ESPP exercises.
     Cash provided by operating activities for the six months ended July 1, 2006 was $8.1 million. This amount included a net loss of $0.6 million offset by positive non-cash adjustments to net loss of $13.7 million primarily comprised of $10 million for depreciation and amortization, $7.5 million related to share-based compensation expenses principally related to our adoption of SFAS No. 123(R) and CEO transition costs, partially offset by a decrease of $2.0 million related to excess tax benefits from stock based compensation and a decrease in deferred tax liability. Changes in assets and liabilities used additional cash of $5.0 million largely due to the decrease in accounts payable and other liabilities, driven largely by payments made in the first six months of 2006 for bonuses and accrued CEO transition costs.
     Investing activities for the six months ended July 1, 2006 used $27.3 million, comprised primarily of $6.6 million net purchases of investment securities and $21 million used to acquire property, plant and equipment, net of $0.9 million in transfers of product inventory of drivers and demonstration equipment into fixed assets. The purchases of property, plant and equipment consisted of the January 2006 purchase of an office building in Pleasanton, California that used cash of $12.3 million for land and building. Additionally, $2.5 million of cash was used for improvements, and $1.2 million was used for furniture and fixtures and $0.5 million was used for Management Information Systems. The ITC segment has spent $2.5 million primarily related to facility expansion costs of $1.6 million and the ERP implementation of $0.3 million.
     Cash used in financing activities for the six months ended July 1, 2006 was $3.5 million, consisting primarily of the repurchase of $15 million of the Company’s common shares under publicly announced programs and $1.1 million of restricted stock purchased to pay employee withholding taxes, offset in part by proceeds from the exercise of stock options and ESPP proceeds of $10.6 million and excess tax benefits from share-based compensation of $2.0 million.
     In March 2005, we agreed to purchase a new enterprise resource planning software system, or ERP system, for ITC. The cost of the purchased software licenses, hardware, implementation costs and consulting for the ERP system through July 1, 2006 was $1.6 million, with $1.5 million of this amount capitalized. The ERP system was successfully implemented in early July 2006.
     We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations, will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months.
Off Balance Sheet Arrangements
     Letter of Credit – In the third quarter of 2004 we obtained an Irrevocable Standby Letter of Credit in the amount of $460,000 as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit expires and automatically renews on June 30 of each year.
Contractual Obligations
     During the six months ended July 1, 2006 there were no material changes in contractual obligations outside our normal course of business other than the payment in January 2006 of our $12.3 million real estate obligation for the purchase of our new headquarters facility in Pleasanton, California.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Interest Rate Risk
     Our investment portfolio is comprised of marketable investments in money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at market value and are treated as available-for-sale. All investments mature within two years or less from the date of purchase, except some of the investments in U.S. Treasuries that are held as restricted investments as collateral for future interest payments related to our convertible notes, which matured within three years from the original date of purchase. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a loss if we are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points, the change in our net unrealized loss on investments would be nominal. We do not utilize derivative financial instruments to manage interest rate risk.
     Our convertible notes do not bear interest rate risk as they were issued at a fixed rate of interest.
Foreign Currency Rate Fluctuations
     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products who report to our United States sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s consolidated balance sheet that are not denominated in UK pounds) at the period-end exchange rates result in foreign currency gains and losses, which are included in “Interest income and other,” in our condensed consolidated statements of operations.
     We use forward foreign currency contracts to hedge the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s condensed consolidated balance sheet that are not denominated in UK pounds). Changes in the fair value of the forward currency contracts are included in “Interest income and other,” and typically offset the foreign currency exchange gains and losses. These derivatives are not designated as cash flow or fair value hedges under SFAS No. 133 and typically have maturities of three months or less. At July 1, 2006, we had forward contracts to purchase and sell foreign currency in euros and UK pounds with a notional value of $9.2 million and at December 31, 2005, we had forward contracts to purchase foreign currency in euros with a notional value at $4.4 million. As of July 1, 2006, these contracts had an average exchange rate of one U.S. dollar to 0.7888 euros and one U.S. dollar to 0.5469 UK pounds as of July 1, 2006. The impact of these foreign currency contracts, was a loss of $0.2 million and a gain of $0.1 million for the three months ended July 1, 2006 and July 2, 2005, respectively, and a loss of $0.3 million and a gain of $0.3 million for the six months ended July 1, 2006 and July 2, 2005, respectively. The impact of the foreign currency translation adjustment from conducting our foreign operations was a gain of $0.2 million and a loss of $0.1 million for the three months ended July 1, 2006 and July 2, 2005, respectively and a gain of $0.3 million and a loss of $0.3 million for the six months ended July 1, 2006 and July 2, 2005, respectively.
ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 8 of our 2005 Annual Report on Form 10-K sets forth management’s report on internal control over financial reporting as of December 31, 2005. This section should be read in conjunction with management’s report of internal control over financial reporting as of December 31, 2005.
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of July 1, 2006. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, were taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of July 1, 2006 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective.
Changes to Internal Controls
     As part of the implementation of section 404 of the Sarbanes Oxley Act of 2002, the Company instituted internal controls that were designed to detect errors. There have been no changes in our internal controls over financial reporting during the quarter ended July 1, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2006, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 3, 2004, a putative Federal securities law class action entitled Johnson v. Thoratec Corporation, et al. was filed in the U.S. District Court for the Northern District of California on behalf of purchasers of our publicly traded securities between April 28, 2004 and June 29, 2004. Subsequent to the filing of the Johnson complaint, additional complaints were filed in the same court alleging substantially similar claims. On November 24, 2004, the Court entered an order consolidating the various putative class action complaints into a single action entitled “In re Thoratec Corp. Securities Litigation” and thereafter entered an order appointing Craig Toby as “Lead Plaintiff” pursuant to the Private Securities Litigation Reform Act of 1995. On or about January 18, 2005, Lead Plaintiff filed a Consolidated Complaint. The Consolidated Complaint generally alleges violations of the Securities Exchange Act of 1934 by Thoratec, its former Chief Executive Officer, its former Chief Financial Officer, and its Cardiovascular Division President based upon, among other things, alleged false statements about the Company’s expected sales and the market for HeartMate as a Destination Therapy treatment. The Consolidated Complaint seeks to recover unspecified damages on behalf of all purchasers of the Company’s publicly traded securities during the putative class period. On March 4, 2005, defendants moved to dismiss the Consolidated Complaint.

     On or about September 1, 2004, a shareholder derivative action entitled Wong v. Grossman was filed in the California Superior Court for Alameda County based upon essentially the same facts as the Federal securities class action suit referred to above. This action names the individual members of our Board of Directors, including the former Chief Executive Officer and certain other former and current executive officers of the Company, as defendants, and alleges that the defendants breached their fiduciary duties and wasted corporate assets, and that certain of the defendants traded in Thoratec securities while in possession of material nonpublic information. Proceedings in Wong v. Grossman are currently stayed until August 21, 2006.
     We believe that the claims asserted in both the Federal securities law putative class action and the state shareholder derivative actions are without merit.
     On May 11, 2006, the U.S. District Court granted our motion to dismiss. The Plaintiff filed an amended complaint, and the parties proceeded to mediation. The parties to both the Federal securities law putative class action and the state shareholder derivative actions have reached a preliminary settlement of all pending actions, and we currently anticipate that the parties will be able to finalize these settlements during the third quarter of this year and expect court approval for both settlements to occur during the third or fourth quarter of this year.
     If the settlements are approved, the total amount of the settlements will not be material to the Company. Moreover, we carry sufficient insurance to cover both the settlement amounts contemplated by the preliminary settlement and what management believes to be any reasonable potential exposure on these actions should the preliminary settlement not be finalized. However, we cannot give assurance that our insurance will cover all costs or other exposures we may incur with respect to these actions should the preliminary settlement not be finalized.
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

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three and six months ended July 1, 2006.
     The following table sets forth certain information about our common stock repurchased during the three months ended July 1, 2006:

				Total number		Approximate
				of shares		value of shares
				purchased		authorized to be
				under		purchased under
	Total number			publicly		publicly
	of shares		Average price	announced		announced
	purchased		paid per share	programs (1)		programs
(in thousands, except per share data)
April 2, 2006 through April 29, 2006	—		$—	—		$—
April 30, 2006 through May 27, 2006	622		16.10	622		10,005
May 28, 2006 through July 1, 2006	346		14.47	346		5,007

Total	968	(3)	$15.52	968	(2)	$15,012	(3)

(1)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date.

(2)	Through December 2005, we repurchased 8.5 million shares of our common shares for $104.9 million under these combined programs. During the six months ended July 1, 2006, we repurchased 1.0 million shares of our common stock for $15.0 million under these combined programs and during the six months ended July 2, 2005 we repurchased 0.2 million shares of our common shares for $2.2 million. All repurchased shares have been retired.

(3)	As of July 1, 2006, we repurchased commons shares for $15 million under our share repurchase programs and a balance of $10 million is remaining.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders was held on May 25, 2006. The following items were voted upon and approved at the meeting:
1.	To elect the following directors to serve for the ensuing year until their successors are elected:

	Number of Votes
	For	Withheld
Gerhard F. Burbach	50,060,364	326,462
Howard E. Chase	49,921,459	465,367
J. Daniel Cole	50,211,656	175,170
Neil F. Dimick	50,169,057	217,769
D. Keith Grossman	50,002,710	384,116
J. Donald Hill	49,878,390	508,436
William M. Hitchcock	50,204,440	182,386
George W. Holbrook, Jr.	49,876,040	510,786
Daniel M. Mulvena	50,139,477	247,349
2.	To ratify of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for its fiscal year ending December 30, 2006:

Number of Votes
For	Against	Abstain
50,041,017	340,392	5,417
3.	To approve the Thoratec Corporation 2006 Incentive Stock Plan

Number of Votes
For	Against	Abstain	Broker Non Votes
32,524,103	7,286,223	1,326,053	9,250,447

ITEM 6. EXHIBITS
10.33	First Amendment to Employment Agreement by and between the Company and Gerhard F. Burbach, dated May 12, 2006. (1)

10.34	First Amendment to Officer Letter Agreement by and between the Company and Cynthia Lucchese, dated May 12, 2006. (1)

10.35	Amendment and Restated Thoratec Corporation 2006 Incentive Stock Plan. (2)

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

Notes:

(1)	Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on May 16, 2006.

(2)	Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on June 1, 2006.

SIGNATURES
     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: August 10, 2006	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: August 10, 2006	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Chief Financial Officer