Form 10-Q
period 2006-09-30
THORATEC CORP
filed 2006-11-09
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 000-49798
THORATEC CORPORATION
(Exact name of registrant as specified in its charter)

California	94-2340464
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

6035 Stoneridge Drive, Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)
(925) 847-8600
(Registrant’s telephone number, including area code)
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
Yes ☐ No ☑
As of November 2, 2006, the registrant had 52,130,733 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$63,331	$35,109
Short-term available-for-sale investments	133,712	175,827
Restricted short-term investments	3,360	3,330
Receivables, net of allowances of $511 and $634, respectively	38,370	35,904
Inventories	43,381	41,671
Deferred tax asset	5,461	5,461
Prepaid expenses and other assets	4,047	3,582

Total current assets	291,662	300,884

Property, plant and equipment, net	46,540	28,906
Restricted long-term investments	—	1,610
Goodwill	94,097	94,097
Purchased intangible assets, net	133,017	141,938
Other assets	11,511	6,483

Total Assets	$576,827	$573,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,502	$8,421
Accrued compensation	10,227	15,707
Accrued income taxes	4,705	3,659
Other accrued liabilities	4,877	3,804

Total current liabilities	32,311	31,591

Senior subordinated convertible notes	143,750	143,750
Long-term deferred tax liability and other	45,845	50,430

Total Liabilities	221,906	225,771

Shareholders’ equity:
Common shares: authorized 100,000; issued and outstanding 52,008 and 51,737, respectively	421,584	407,531
Deferred compensation	—	(184)
Accumulated deficit	(66,735)	(58,801)
Accumulated other comprehensive income (loss):
Unrealized loss on investments	(38)	(258)
Cumulative translation adjustments	110	(141)

Total accumulated other comprehensive income (loss)	72	(399)

Total Shareholders’ Equity	354,921	348,147

Total Liabilities and Shareholders’ Equity	$576,827	$573,918

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Product sales	$51,747	$48,841	$155,285	$146,917
Cost of product sales	22,078	18,610	64,840	57,045

Gross profit	29,669	30,231	90,445	89,872

Operating expenses:
Selling, general and administrative	17,977	14,987	55,228	44,610
Research and development	8,766	8,093	28,108	23,737
Amortization of purchased intangible assets	2,974	2,800	8,921	8,404
Litigation	—	—	447	177

Total operating expenses	29,717	25,880	92,704	76,928

Income (loss) from operations	(48)	4,351	(2,259)	12,944
Other income and (expense):
Interest expense	(1,051)	(1,037)	(3,159)	(3,082)
Interest income and other	2,186	1,113	5,678	2,983

Income before income tax benefit (expense)	1,087	4,427	260	12,845
Income tax benefit (expense)	403	(1,325)	637	(4,187)

Net income	$1,490	$3,102	$897	$8,658

Net income per share:
Basic	$0.03	$0.06	$0.02	$0.18
Diluted	$0.03	$0.06	$0.02	$0.17
Shares used to compute net income per share:
Basic	51,955	49,562	52,154	48,835
Diluted	52,755	51,419	53,510	50,168
See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net income	$897	$8,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,016	14,246
Investment discount amortization	88	411
Non-cash interest and other expenses	1,483	1,286
Tax benefit related to stock options	2,418	4,106
Share-based compensation expense	7,644	779
Excess tax benefits from share-based compensation	(2,283)	—
Loss on disposal of assets	9	252
Change in net deferred tax liability	(5,234)	(3,164)
Changes in assets and liabilities:
Receivables	(2,466)	1,540
Inventories	(2,734)	(4,383)
Prepaid expenses and other assets	(464)	(1,148)
Accounts payable and other liabilities	401	4,159
Other	(258)	150

Net cash provided by operating activities	14,517	26,892
Cash flows from investing activities:
Purchases of investments	(255,300)	(100,540)
Proceeds from sale of investments	245,359	45,233
Proceeds from maturities and redemptions of investments	53,795	27,560
Investment in convertible debenture	(5,027)	—
Purchases of property, plant and equipment, net	(22,547)	(4,428)
Other	(214)	—

Net cash provided by (used in) investing activities	16,066	(32,175)
Cash flows from financing activities:
Proceeds from stock option exercises	10,447	17,404
Proceeds from stock issued under employee stock purchase plan	860	550
Excess tax benefits from share-based compensation	2,283	—
Repurchase and retirement of common shares	(16,201)	(2,238)

Net cash provided by (used in) financing activities	(2,611)	15,716
Effect of exchange rate changes on cash and cash equivalents	250	(807)

Net increase in cash and cash equivalents	28,222	9,626
Cash and cash equivalents at beginning of period	35,109	16,017

Cash and cash equivalents at end of period	$63,331	$25,643

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,496	$1,903

Cash paid for interest	$1,707	$1,728

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$1,260	$1,114

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net income	$1,490	$3,102	$897	$8,658

Other net comprehensive income (loss):
Unrealized gain on investments (net of tax expense (benefit) of $59 and $20 for the three months ended and $146 and $69 for the nine months ended September 30, 2006 and October 1, 2005, respectively)	89	36	220	76
Foreign currency translation adjustments (net of tax expense (benefit) of $(43)and $(75) for the three months ended and $167 and $(230) for the nine months ended September 30, 2006 and October 1, 2005, respectively)	(64)	(195)	251	(807)

Comprehensive income	$1,515	$2,943	$1,368	$7,927

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “Thoratec,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2005 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our Annual Report on Form 10-K (the “2005 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.
     The preparation of our condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
2. Share-Based Compensation
     Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation to employees using the intrinsic value method in accordance with Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and accordingly recognized no compensation expense for stock option grants or for our employee stock purchase plan.
     Under the modified prospective transition method, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Additionally, compensation cost recognized in the first nine months of 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and compensation cost for all share-based payments granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior periods were not restated.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before taxes, net income, basic and diluted earnings per share for the three months ended September 30, 2006 were $2.2 million, $1.3 million and $0.03 and $0.02 lower, respectively, than if we had continued to account for the share-based compensation under APB No. 25, and for the nine months ended September 30, 2006 were $7.2 million, $4.3 million and $0.08 and $0.08 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Cash flow from operations and cash flow from financing activities for the nine months ended September 30, 2006 were $2.3 million lower and $2.3 million higher, respectively, than if we had continued to account for share-based compensation under APB No. 25.
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS No. 123(R), beginning in 2006 for the nine months ended September 30, 2006, our condensed consolidated statements of cash flows presentation reports the tax benefits from the exercise of stock options as financing cash flows. For the nine months ended September 30, 2006, $2.3 million of tax benefits were reported as financing cash flows rather than operating cash flows.
     Cash proceeds from the exercise of stock options were $10.5 million and cash proceeds from our employee stock purchase plan were $0.9 million for the nine months ended September 30, 2006. The actual income tax benefit realized from stock option exercises was $2.4 million for the same period.

     The following table illustrates the effect on operating results and per share information had we accounted for our share-based compensation plans in accordance with SFAS No. 123, rather than using the intrinsic value method in accordance with APB No. 25, for the three and nine months ended October 1, 2005:

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005
	(in thousands, except per share data)
Net income:
As reported	$3,102	$8,658
Add: Share-based compensation expense included in reported net income, net of related tax effects	277	595
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,495)	(4,994)

Pro forma net income	$1,884	$4,259

Basic and diluted net income per share:
As reported
Basic	$0.06	$0.18
Diluted	$0.06	$0.17
Pro forma
Basic	$0.04	$0.09
Diluted	$0.04	$0.08
     On August 30, 2006, Ms. Cynthia Lucchese, our Chief Financial Officer announced her resignation, effective December 31, 2006. In accordance with SFAS No. 123(R), compensation expense from January 1, 2006 for the restricted shares and options with vest dates after year end are not included in the share-based compensation expense included in the condensed consolidated statements of operations.
Equity Plans
     Pursuant to the terms of the Thoratec and Thermo Cardiosystems, Inc. (“TCA”) merger agreement, all TCA share-based compensation plans were assumed by Thoratec effective February 14, 2001, the date of the merger. There have been no grants under any of TCA’s plans since the merger. Moreover, all outstanding options and restrictions on past TCA grants were accelerated and became fully vested as of the merger date and were converted to 971,222 shares of our common stock options at the merger conversion ratio of 0.835 to 1. Although assumed by Thoratec, the TCA stock options remain exercisable upon the same terms and conditions as under the TCA stock option plan pursuant to which they were granted and the applicable option agreement. There are no remaining options outstanding under the TCA plans.
     In 1993, our Board of Directors approved the 1993 Stock Option Plan (“1993 SOP”), which permitted us to grant options to purchase up to 666,667 shares of our common stock. This plan expired in 2003 and no options were granted since its expiration. Prior to the expiration, all available options were granted under the plan.
     In 1996, the Board of Directors and our shareholders approved the 1996 Stock Option Plan (“1996 SOP”) and the 1996 Non-employee Directors Stock Option Plan (“Directors Option Plan”). The Directors Option Plan was amended by the Board of Directors in November 1996, amended again by approval of our shareholders in May 1997, amended again by approval of our shareholders in May 1999, amended again by the Board of Directors in February 2003, amended again by approval of our shareholders in May 2003, and amended again by the Board of Directors in October 2003. The 1996 SOP consists of two parts. Part One permitted us to grant options to purchase up to 500,000 shares of common stock. This plan expired in February 2006. No options were granted during the nine month period ending September 30, 2006 under Part One of the 1996 SOP. Part Two related to the former Chief Executive Officer, D. Keith Grossman, and permitted us to grant non-qualified options to Mr. Grossman to purchase up to 333,333 shares of common stock, all of which were granted in 1996. The Directors Option Plan, as amended, permitted us to grant options for a total of up to 550,000 shares of our common stock and provided for an initial grant to a director of an option to purchase 15,000 shares upon appointment to the Board, and annual grants thereafter to purchase 7,500 shares (granted in four equal installments). Provisions also include immediate vesting of both the initial and annual grants and a five year term of the options. In addition, the plan administrator has been provided with the discretion to impose any repurchase rights in our favor on any optionee. The Directors Option Plan expired in February 2006 and no options were granted under the Directors Option Plan in the nine months ended September 30, 2006.
     In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“1997 SOP”). The 1997 SOP was amended by approval of our shareholders in February 2001, amended by the Board of Directors in December 2001, amended again by approval of our shareholders in May 2003, and amended again by the Board of Directors in March 2006. The 1997 SOP allowed us to grant up to a total of 13.7 million shares of stock in the form of stock options, restricted stock awards, and stock bonuses. This plan expired in May 2006. Prior to the plan’s expiration, 1.5 million options were granted at fair market value and 0.3 million shares were granted as restricted stock awards and restricted stock units, in the nine months ended September 30, 2006.
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”), in May 2006 the 2006 Plan was amended by the Board of Directors and approved by our shareholders. The 2006 Plan allows us to grant to employees and directors of, and consultants to, the Company up to a total of 2.2 million shares of stock in the form of options, restricted stock bonuses, restricted stock purchases, restricted stock units, stock appreciation rights, phantom stock units, performance share bonuses, and performance share units. The 2006 Plan stipulates that no more than 50% of the authorized shares may be issued as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses or performance share units. Following the approval of this plan, 56,000 options were granted at fair market value and 80,000 shares of restricted stock and restricted stock units were granted under this plan in the nine months ended September 30, 2006. At September 30, 2006, 2.1 million shares remained available for grant under the 2006 Plan.
Stock Options
     Five of the common stock option plans or equity incentive plans described above had options outstanding at September 30, 2006, with only the 2006 Plan available for future grants. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Options granted to officers contain a provision which provides for acceleration of vesting upon a change of control of the Company.
     The fair value of each option granted is estimated at the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of our stock. The expected term of options represents the period of time that options are expected to be outstanding. Beginning in 2006, we have used separate assumptions for groups of employees (for example, officers) that have similar historical exercise behavior. The range below reflects the expected option impact of these separate groups. The following assumptions were used for grants made in the three and nine months ended September 30, 2006 and October 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Risk-free interest rate (weighted average)	4.87%	4.15%	4.53%	4.20%
Expected volatility	40%	40%	40%	45%
Expected option life (years)	3.90	3.93	3.84 to 5.22	3.75
Dividends	None	None	None	None
     At September 30, 2006, there was $7.1 million of unrecognized compensation expense related to stock options, which expense we expect to recognize over a weighted average period of 1.33 years. The aggregate intrinsic value of in-the-money options outstanding, based on a market price of the Company’s common shares on September 29, 2006, the last trading day in the three months ended September 30, 2006, of $15.61, was $16.5 million, and the aggregate intrinsic value of options exercisable was $12.5 million. The total intrinsic value of options exercised was $0.4 million and $5.8 million for the three and nine months ended September 30, 2006, respectively.
     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding options at January 1, 2006	6,445	$12.80	6.90
Granted	1,523	21.04
Exercised	(846)	12.42
Forfeited or expired	(299)	15.50

Outstanding options at September 30, 2006	6,823	14.57	6.92

Outstanding options exercisable at September 30, 2006	4,033	$12.81	5.81

Restricted Stock
     The 1997 SOP allowed and the 2006 Plan allows for the issuance of restricted stock awards and restricted stock units, which awards or units may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the period of the restrictions, generally four years. The expense for these awards was determined based on the market price of our shares on the date of grant applied to the total number of shares that were granted. The restricted stock awards to executive officers, and to a consultant described below, were the only such awards issued prior to January 1, 2006.
     In 2001, an award of 250,000 shares of restricted stock was made to our then Chief Executive Officer, Mr. Grossman, under our 1997 SOP. This award was valued at $4.1 million, recorded as deferred compensation, and was being amortized over the restriction lapse period prior to the acceleration described below. In 2002, a similar award of 50,000 shares was made to another of our executive officers. This award was valued at $0.3 million, was recorded as deferred compensation, and was being amortized over the restriction lapse period. This award was forfeited in December 2004 upon the resignation of the executive officer and the previously recognized amortization of deferred compensation of $0.2 million was reversed. In addition, 25,000 shares of restricted stock were granted to a consultant in December 2004. This award is re-valued each period at the current market rate and expense is recognized ratably over the restriction lapse period of three years. In anticipation of the settlement of the securities litigation cases, the remaining expense related to the award of $0.2 million was recorded in the second quarter of 2006. In August 2005, Mr. Grossman announced his resignation and entered into an agreement which amended his employment contract and provided that he would remain employed by the Company for up to three months following the appointment of the replacement CEO in order to assist in the transition. The transition period ended on February 2, 2006. Mr. Grossman remains a member of the Company’s Board of Directors and will provide consulting services to the Company until November 2, 2006, pursuant to a Consulting Agreement dated August 15, 2005. Pursuant to the terms of the amended employment agreement with Mr. Grossman, the restriction on the remaining 125,000 shares of such restricted common stock was removed on an accelerated basis. The share-based compensation for the consultant and Mr. Grossman was none and $0.4 million for the three months ended September 30, 2006 and October 1, 2005, respectively, and $0.4 million and $0.8 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.
     In the first nine months of 2006, we issued restricted stock to employees and directors under the 1997 SOP and the 2006 Plan. Share-based compensation expense related to these restricted stock grants was $1.0 million for the nine months ended September 30, 2006. As of September 30, 2006, we had $3.6 million of unrecognized compensation expense associated with these restricted stock awards, which amount we expect to recognize over a weighted average period of 2.7 years. The total fair value of the shares for which the restriction period lapsed during the nine months ended September 30, 2006 was $2.4 million.
     The following table summarizes the restricted stock award activity in the first nine months of 2006:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at January 1, 2006	150	$14.89
Granted	416	18.23
Vested	(152)	15.91
Forfeited or expired	(15)	19.98

Outstanding unvested restricted stock at September 30, 2006	399	$17.80

Restricted Stock Units
     In the first nine months of 2006, we granted restricted stock units to certain of our non-U.S. employees under the 1997 SOP and the 2006 Plan. At September 30, 2006, there was $0.1 million of unrecognized compensation expense related to these restricted stock units, which amount we expect to recognize over a weighted average period of 1.96 years. The aggregate intrinsic value of the units outstanding, based on the Company’s stock price on September 30, 2006, was $0.1 million and no units vested during the nine months ended September 30, 2006.

     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	(in years)
Outstanding units at January 1, 2006	—	—
Granted	10	$19.46
Released	—	—
Forfeited or expired	—	—

Outstanding units at September 30, 2006	10	$19.46	1.96

Employee Stock Purchase Plan
     In May 2002, our shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1 of each year. Under this provision, on March 1, 2006, an additional 250,000 shares were reserved for issuance under the ESPP. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the nine months ended September 30, 2006, 56,184 shares of common stock were issued under the ESPP. As of September 30, 2006, approximately 281,000 shares remained available for issuance under this plan.
     The estimated subscription date fair value of the current offering under the ESPP is approximately $0.3 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate (weighted average)	4.98%
Expected volatility	40%
Expected option life (years)	0.5
Dividends	None
     At September 30, 2006, there was approximately $0.1 million of unrecognized compensation expense related to ESPP subscriptions that began on April 1, 2006, which amount we expect to recognize during the last three months of 2006.
3. Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We are currently evaluating the accounting and disclosure requirements of FIN 48 in order to determine the impact that this guidance will have on our results of operations or financial condition when we adopt FIN 48 at the beginning of our fiscal year 2007.
     In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our fiscal year 2008.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses the views of the SEC staff in evaluating misstatements in financial statements to determine whether financial statement restatements are necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not believe SAB No. 108 will have a material impact on our reported results from operations or financial position.

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
     For all investments, temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income. The unrealized gain on investments, net of taxes, which was primarily caused by rising interest rates, was $0.1 million and none for the three months ended September 30, 2006 and October 1, 2005, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. We have determined that the investments had no impairments that were other than temporary. The specific identification method is used to determine realized gains and losses on investments.
     Subsequent to September 30, 2006, and based on our favorable tax position for 2006, we made a decision to liquidate our tax-free investments and purchase taxable investments in order to generate higher interest income.
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
     We use forward foreign currency contracts to hedge the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s condensed consolidated balance sheet that are not denominated in UK pounds). Changes in the fair value of the forward currency contracts are included in “Interest income and other,” and typically offset the foreign currency exchange gains and losses. These derivatives are not designated as cash flow or fair value hedges under SFAS No. 133 “Accounting for Derivative Instrument and Hedging Activities,” and typically have maturities of three months or less. At September 30, 2006, we had forward contracts to sell euros with a notional value of $4.2 million and purchase UK pounds with a notional value of $2.9 million and at December 31, 2005, we had forward contracts to purchase euros with a notional value at $4.4 million. As of September 30, 2006, these contracts had an average exchange rate of one U.S. dollar to 0.7795 euros and one U.S. dollar to 0.5250 UK pounds.
     The impact of these foreign currency contracts was a gain of $0.1 million and none for the three months ended September 30, 2006 and October 1, 2005, respectively, and a loss of $0.2 million and a gain of $0.4 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. There was no impact of the foreign currency translation adjustment from conducting our foreign operations for either of the three months ended September 30, 2006 or October 1, 2005, but there was a gain from translation adjustments of $0.3 million and a loss of $0.3 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.

7.	Inventories

Inventories consist of the following:

	As of
	September 30,	December 31,
	2006	2005
	(in thousands)
Finished goods	$17,638	$19,952
Work in process	9,595	6,303
Raw materials	16,148	15,416

Total	$43,381	$41,671

8.	Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	As of
	September 30,	December 31,
	2006	2005
	(in thousands)
Land	$4,096	$341
Building	12,040	2,445
Building lease	2,285	2,285
Equipment	48,244	44,067
Rental equipment	8,264	7,334
Improvements	15,750	11,526

Total	90,679	67,998
Accumulated depreciation and amortization	(44,139)	(39,092)

Property, plant and equipment, net	$46,540	$28,906

     Depreciation expense for the three months ended September 30, 2006 and October 1, 2005 was $2.1 million and $2.0 million, respectively, and for the nine months ended September 30, 2006 and October 1, 2005 was $6.1 million and $5.8 million, respectively. Our property, plant and equipment classified as building increased by $9.6 million, land increased by $3.8 million and improvements increased by $4.2 million, primarily due to our purchase of an office building in Pleasanton, California on January 1, 2006.
9. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill, which is attributable solely to our Cardiovascular segment, was $94.1 million as of September 30, 2006 and December 31, 2005.
     The components of identifiable intangible assets, consisting primarily of patents and trademarks, core technology (i.e., Thoralon, our proprietary bio-material that is present in many of our products) and developed technology (i.e., patented technology, other than core technology, valued at the time of our merger with TCA), which are included in purchased intangible assets on the condensed consolidated balance sheets, are as follows:

	As of September 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
		( in thousands)
Patents and trademarks	$37,815	$(20,422)	$17,393
Core technology	37,485	(9,902)	27,583
Developed technology	122,782	(34,791)	87,991
Non-compete agreement	90	(40)	50

Total purchased intangible assets, net	$198,172	$(65,155)	$133,017

	As of December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
		(in thousands)
Patents and trademarks	$37,815	$(17,692)	$20,123
Core technology	37,485	(8,762)	28,723
Developed technology	122,782	(29,750)	93,032
Non-compete agreement	90	(30)	60

Total purchased intangible assets, net	$198,172	$(56,234)	$141,938

     Effective January 1, 2006, the Company revised its estimate for the remaining useful lives for certain of its developed technology intangible assets. The effect of the change is expected to increase amortization expense by $0.7 million in each of the next five years. Amortization expense related to purchased intangible assets, net, was $3.0 million and $8.9 million for the three and nine months ended September 30, 2006, respectively, and $2.8 million and $8.4 million for the three and nine months ended October 1, 2005, respectively. Annual amortization expense is expected to be approximately $11.9 million in each of the next five years. Patents and trademarks have useful lives of eight to twenty years, core and developed technology assets have useful lives ranging from nine to twenty-four years and the useful life of the non-compete agreement is approximately six years.
10. Other Assets
     On August 23, 2006, we purchased a $5 million convertible debenture from Levitronix, LLC, (“Levitronix”) a company with whom we have a distribution arrangement to sell Levitronix products. The convertible debenture is a long-term note receivable with an annual interest rate of 5.7%, to be accrued monthly and at the option of Levitronix, paid in cash or in-kind semi-annually on February 23 and August 23 to maturity on August 23, 2013. We may convert the debenture at our option into membership interests of Levitronix at a conversion price of $4.2857. This conversion feature is not an embedded derivative under SFAS No. 133 because the membership interests of the issuer are not readily convertible to cash. If we had converted the debenture at September 30, 2006, our ownership in Levitronix would have been less than 5%.
     At September 30, 2006, the convertible debenture of $5 million plus accrued interest is included in “Other assets” on our condensed consolidated balance sheet.
11. Long-Term Debt
     In the second quarter of 2004, we sold $143.8 million in initial principal amount of senior subordinated convertible notes due 2034. The convertible notes were sold to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. We used $9.8 million of the net proceeds to purchase and pledge to the trustee under the indenture for the exclusive benefit of the holders of the convertible notes, U.S. Treasury securities to provide for the payment, in full, of the first nine scheduled interest payments. These securities are reflected on our condensed consolidated balance sheets as restricted short-term and long-term investments. Additional net proceeds were used to repurchase 4.2 million shares of our outstanding common stock for $60 million. The remaining net proceeds have been and will be used for general corporate purposes, which may include additional stock repurchases, strategic investments or acquisitions. Total net proceeds to the Company from the sale were $139.4 million, after debt issuance costs of $4.3 million.
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
     The deferred debt issuance costs of $2.8 million (which amount represents $4.3 million of total debt issuance costs net of $1.5 million in amortization), are included in “Other assets” on the condensed consolidated balance sheet as of September 30, 2006. The deferred debt issuance costs are amortized on a straight line basis until May 2011 at which point the Company can redeem the notes.

     These charges are included in “Interest expense” in our condensed consolidated statements of operations.

Fiscal Year
2004
( in millions)
Long Term Debt Offering Proceeds:
Principal amount of convertible notes at maturity	$247.4
Original issue discount	(103.7)
Debt issuance costs	(4.3)

Net proceeds	$139.4

     Holders of the convertible notes may convert their notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events. Holders may convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day preceding the calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Holders may surrender their convertible notes for conversion on or before May 16, 2029 during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day. However, in such event, if on the day before any conversion the closing sale price of our common stock is greater than the accreted conversion price (i.e., the issue price of the note plus accrued original issue discount divided by the conversion rate) but less than or equal to 120% of the accreted conversion price, instead of shares of our common stock based on the conversion rate, holders will receive cash or common stock, or a combination of each at our option, with a value equal to the accreted principal amount of the notes plus accrued but unpaid interest as of the conversion date. Additionally, holders may convert their convertible notes if we call them for redemption or if specified corporate transactions or significant distributions to holders of our stock have occurred. As of September 30, 2006, no notes had been converted or called.
     Holders may require us to repurchase all or a portion of their convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if we experience a change in control or a termination of trading of our common stock each holder may require us to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, a make whole premium. This premium is considered an embedded derivative under SFAS No. 133 and has been bifurcated from the convertible notes and recorded at its estimated fair value, $0.2 million at September 30, 2006. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, the Company’s stock price, the volatility of the Company’s stock, the probability of a change in control of the Company, and the probability of the type of consideration used in a potential change of control of the Company.
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
     The aggregate fair value of the convertible notes at September 30, 2006, based on market quotes, was $152.8 million.

12. Litigation
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
     On May 11, 2006, the U.S. District Court granted our motion to dismiss. The Plaintiff filed an amended complaint, and the parties proceeded to mediation. As the result of the mediation, the parties to both the Federal securities law putative class action and the state shareholder derivative actions have executed and delivered stipulations of settlement pursuant to which they release the named defendants in these actions from all pending actions in exchange for a total of $3.4 million, in the Federal securities law putative class action, and $0.3 million and the implementation of certain changes in our corporate governance policies, in the state shareholder derivative action. These stipulations have been filed with the applicable courts and the Company expects court approval for both settlements to occur during the fourth quarter of this year.
     We carry sufficient insurance to cover both the settlement amounts contemplated by the preliminary settlement and what management believes to be any reasonable potential exposure on these actions should the settlement not be finalized. However, we cannot give assurance that our insurance will cover all costs or other exposures we may incur with respect to these actions should the preliminary settlement not be finalized. If the settlements are approved, the total amount of the settlements will not be material to the Company and we accrued $0.3 million of litigation expense in the second quarter of 2006 for this settlement, which amount represents the remaining portion of the Company’s self-insured retention.
13. Income Taxes
     Our effective income tax rates were (37.1)% and 29.9%, for the three months ended September 30, 2006 and October 1, 2005, respectively, and (245)% and 32.6% for the nine months ended September 30, 2006 and October 1, 2005, respectively. The decrease in our effective tax rate on a comparative basis for the first nine months of 2006 and 2005 was primarily due to greater than expected benefits in our 2005 U.S. tax returns than was previously estimated, partially offset by lower tax exempt interest income from our investments in 2006. The tax benefits realized from our 2005 tax return that were recorded in 2006 included greater than expected tax credits related to our research and development activities of $0.4 million, greater than expected tax benefits related to our export of manufactured goods, and the inclusion of a smaller amount of foreign earned income.
     At September 30, 2006 and December 31, 2005, we reported a net deferred tax liability of approximately $38.1 million and $43.3 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.
     We are currently under examination by the State of New Jersey for the years 1997 through 2000. Although the ultimate outcome of this examination is unknown, we believe that adequate amounts have been provided for any adjustments that may result from the current examination and that the final outcomes will not have a material adverse affect on our results of operations.

14. Net Income Per Share
     Basic and diluted net income per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income	$1,490	$3,102	$897	$8,658

Weighted average number of common shares-basic	51,955	49,562	52,154	48,835
Dilutive effect of stock options and Employee Stock Purchase Plan shares	800	1,857	1,356	1,333

Weighted average number of common shares-diluted	52,755	51,419	53,510	50,168

Net income per common share:
Basic	$0.03	$0.06	$0.02	$0.18

Diluted	$0.03	$0.06	$0.02	$0.17

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 5.3 million shares and 0.4 million shares of common stock were not included in the computation of diluted net income per share for the three months ended September 30, 2006 and October 1, 2005, respectively, as their inclusion would be antidilutive. Options to purchase 2.7 million shares and 3.2 million shares of common stock were not included in the computation of diluted net income per share for the nine months ended September 30, 2006 and October 1, 2005, respectively. In addition, the computation of diluted net income per share for the three and nine months ended September 30, 2006 and October 1, 2005, excludes the effect of assuming the conversion of our convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive for those periods.
     Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. During the nine month period ended September 30, 2006, and October 1, 2005, we repurchased 1.0 million shares of our common stock for $15.0 million and 0.2 million shares of our common stock for $2.2 million, respectively. Through September 30, 2006, we repurchased 9.5 million shares of our common shares for $119.9 million under these combined programs. All repurchased shares have been retired and are not included in net income per common share.

15. Business Segment and Geographical Data
     We organize and manage our business by functional operating entities. Our functional entities operate in two segments: Cardiovascular and International Technidyne Corporation (“ITC”). The Cardiovascular segment designs, develops, manufactures and markets proprietary medical devices used for circulatory support and vascular graft applications. The ITC segment designs, develops, manufactures and markets proprietary point-of-care diagnostic test systems and incision devices.
     Business Segments:

	Three Months Ended		Nine Months Ended
	September 30,	October 1	September 30,	October 1
	2006	2005	2006	2005
		Restated		Restated
		See Note 16		See Note 16
	(in thousands)
Product sales:
Cardiovascular	$31,612	$30,630	$97,224	$91,472
ITC	20,135	18,211	58,061	55,445

Total product sales	$51,747	$48,841	$155,285	$146,917

Income (loss) before income taxes and other:
Cardiovascular (a)(d)	$493	$4,414	$3,873	$11,470
ITC(a)(d)	2,194	2,610	3,636	9,228
Corporate (b)(d)	(2,735)	(2,673)	(9,321)	(7,577)
Litigation (c)	––	––	(447)	(177)

Income (loss) from operations	(48)	4,351	(2,259)	12,944
Other income and (expense):
Interest expense	(1,051)	(1,037)	(3,159)	(3,082)
Interest income and other	2,186	1,113	5,678	2,983

Income before income tax benefit (expense)	$1,087	$4,427	$260	$12,845

(a)	Includes amortization expense on purchased intangible assets of $2.9 million and $8.8 million for the three and nine months ended September 30, 2006, respectively, and $2.7 million and $8.3 million for the three and nine months ended October 1, 2005, respectively, related to the Cardiovascular segment. The ITC segment includes amortization expense on purchased intangible assets of $40,000 and $119,000 for the three and nine months ended September 30, 2006, and $40,000 and $119,000 for the three and nine months ended October 1, 2005.

(b)	Represents primarily general and administrative items not specifically identified to a particular business segment.

(c)	Relates to litigation expenses not specifically identified to a particular business segment.

(d)	Includes additional SFAS No. 123(R) expense of $1.2 million, $0.8 million and $0.2 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended September 30, 2006 and $4.0 million, $2.2 million and $1.0 million for Cardiovascular, ITC and Corporate, respectively, for the nine months ended September 30, 2006.
Geographic Areas:
The geographic composition of our product sales was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(in thousands)
Domestic	$39,942	$38,432	$118,653	$113,583
International	11,805	10,409	36,632	33,334

Total product sales	$51,747	$48,841	$155,285	$146,917

16. Restatement
     In preparing the Form 10-Q for the period ended September 30, 2006, a classification error was found in the note disclosure for the Business Segment and Geographical Data for the periods ended April 1, 2006 and July 1, 2006. The classification error arose from the inconsistent classification of certain corporate general and administrative expenses before tax between the Cardiovascular segment and Corporate general and administrative expense on the quarterly reports on Form 10-Q for the first two quarters of fiscal 2006, as compared to the same classification in the 2005 Annual Report. This classification error did not impact our income before taxes, net income, basic and diluted earnings per share for the three month periods ended April 1, 2006 and April 2, 2005, six month periods ended July 1, 2006 and July 2, 2005 and the comparative periods ended October 1, 2005.
     The following table corrects the classification error on the Form 10-Q for the quarterly period ended April 1, 2006 for the periods reported therein:
     Business Segments:

	Three Months Ended		Three Months Ended
	April 1,	April 1,	April 2,	April 2,
	2006	2006	2005	2005
	As Previously	As Restated	As Previously	As Restated
	Reported	(b)	Reported	(b)
	(in thousands)
Product sales:
Cardiovascular	$29,816	$29,816	$32,066	$32,066
ITC	18,939	18,939	18,422	18,422

Total product sales	$48,755	$48,755	$50,488	$50,488

Income (loss) before income taxes and other:
Cardiovascular (a)	$2,257	$636	$6,128	$4,623
ITC(a)	690	690	3,151	3,151
Corporate (a)	(4,919)	(3,298)	(4,179)	(2,674)
Litigation	(57)	(57)	(178)	(178)

Income (loss) from operations	(2,029)	(2,029)	4,922	4,922
Other income and (expense):
Interest expense	(1,103)	(1,103)	(1,008)	(1,008)
Interest income and other	1,701	1,701	836	836

Income (loss) before income tax benefit (expense)	$(1,431)	$(1,431)	$4,750	$4,750

(a)	Includes additional SFAS No. 123(R) expense of $1.4 million, $0.7 million and $0.3 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended April 1, 2006.

(b)	The restatement is to reclassify certain general and administrative expenses from the Corporate to the Cardiovascular segment on a consistent basis to the 2005 Annual Report. As a result of the restatement, for the three months ended April 1, 2006, income before taxes from the Cardiovascular segment decreased by $1.6 million and the loss before taxes from Corporate decreased by $1.6 million. In addition, for the three months ended April 2, 2005, income before taxes from the Cardiovascular segment decreased by $1.5 million and the loss before taxes from Corporate decreased by $1.5 million.

     The following tables correct the classification error on the Form 10-Q for the quarterly period ended July 1, 2006 for the periods reported therein:
     Business Segments:

	Three Months Ended		Three Months Ended
	July 1,	July 1,	July 2,	July 2,
	2006	2006	2005	2005
	As Previously	As Restated	As Previously	As Restated
	Reported	(b)	Reported	(b)
	(in thousands)
Product sales:
Cardiovascular	$35,797	$35,797	$28,776	$28,776
ITC	18,986	18,986	18,812	18,812

Total product sales	$54,783	$54,783	$47,588	$47,588

Income (loss) before income taxes and other:
Cardiovascular (a)	$1,435	$2,700	$4,262	$2,433
ITC(a)	796	796	3,467	3,467
Corporate ((a)	(2,023)	(3,288)	(4,059)	(2,230)
Litigation	(390)	(390)	1	1

Income (loss) from operations	(182)	(182)	3,671	3,671
Other income and (expense):
Interest expense	(1,005)	(1,005)	(1,037)	(1,037)
Interest income and other	1,791	1,791	1,034	1,034

Income before income tax benefit (expense)	$604	$604	$3,668	$3,668

	Six Months Ended		Six Months Ended
	July 1,	July 1,	July 2,	July 2,
	2006	2006	2005	2005
	As Previously	As Restated	As Previously	As Restated
	Reported	(b)	Reported	(b)
	(in thousands)
Product sales:
Cardiovascular	$65,612	$65,612	$60,842	$60,842
ITC	37,926	37,926	37,234	37,234

Total product sales	$103,538	$103,538	$98,076	$98,076

Income (loss) before income taxes and other:
Cardiovascular (a)	$3,692	$3,336	$10,391	$7,056
ITC(a)	1,486	1,486	6,618	6,618
Corporate (a)	(6,942)	(6,586)	(8,239)	(4,904)
Litigation	(447)	(447)	(177)	(177)

Income (loss) from operations	(2,211)	(2,211)	8,593	8,593
Other income and (expense):
Interest expense	(2,108)	(2,108)	(2,045)	(2,045)
Interest income and other	3,492	3,492	1,870	1,870

Income (loss) before income tax benefit (expense)	$(827)	$(827)	$8,418	$8,418

(a)	Includes additional SFAS No. 123(R) expense of $1.4 million, $0.8 million and $0.4 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended July 1, 2006 and $2.8 million, $1.5 million and $0.7 million for Cardiovascular, ITC and Corporate, respectively, for the six months ended July 1, 2006.

(b)	The restatement is to reclassify certain general and administrative expenses from the Corporate to the Cardiovascular segment on a consistent basis to the 2005 Annual Report. As a result of this restatement, for the three months ended July 1, 2006, income before taxes from the Cardiovascular segment increased by $1.3 million and the loss before taxes from Corporate increased by $1.3 million. In addition, for the six months ended July 1, 2006, income before taxes from the Cardiovascular segment decreased by $0.4 million and the loss before taxes from Corporate decreased by $0.4 million. Further, for the three months ended July 2, 2005, income before taxes from the Cardiovascular segment decreased by $1.8 million and the loss before taxes from Corporate segment decreased by $1.8 million. Finally, for the six months ended July 2, 2005, income before taxes from the Cardiovascular segment decreased by $3.3 million and the loss before taxes from Corporate segment decreased by $3.3 million.

     The following table corrects the classification error for the comparative periods ended October 1, 2005:
     Business Segments:

	Three Months Ended		Nine Months Ended
	October 1,	October 1,	October 1,	October 1,
	2005	2005	2005	2005
	As Previously	As Restated	As Previously	As Restated
	Reported	(a)	Reported	(a)
	(in thousands)
Product sales:
Cardiovascular	$30,630	$30,630	$91,473	$91,473
ITC	18,211	18,211	55,444	55,444

Total product sales	$48,841	$48,841	$146,917	$146,917

Income (loss) before income taxes and other:
Cardiovascular	$6,181	$4,414	$16,571	$11,470
ITC	2,610	2,610	9,228	9,228
Corporate	(4,440)	(2,673)	(12,678)	(7,577)
Litigation	––	––	(177)	(177)

Income from operations	4,351	4,351	12,944	12,944
Other income and (expense):
Interest expense	(1,037)	(1,037)	(3,082)	(3,082)
Interest income and other	1,113	1,113	2,983	2,983

Income before income tax benefit (expense)	$4,427	$4,427	$12,845	$12,845

(a)	The October 1, 2005 have been restated to allocate corporate expense to the Cardiovascular segment on a basis consistent with the 2005 Annual Report. As a result of this restatement, for the three months ended October 1, 2005, income before taxes from the Cardiovascular segment decreased by $1.8 million and the loss before taxes from Corporate decreased by $1.8 million. In addition, for the nine months ended October 1, 2005, income before taxes from the Cardiovascular segment decreased by $5.1 million and the loss before taxes from Corporate decreased by $5.1 million.
17. Subsequent Events
     On October 3, 2006, ITC, our wholly-owned subsidiary, acquired 100% of the outstanding common shares of A-VOX Systems, Inc. for $9.4 million in cash. As we are in the process of obtaining third-party valuations of certain intangible assets, including intellectual property, the allocation of the purchase price to major assets and liability captions is currently being completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2005 Annual Report on Form 10-K (the “2005 Annual Report”) and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Overview
     We are a leading manufacturer of circulatory support products for use by patients with heart failure (“HF”). Our Ventricular Assist Devices (“VADs”) are used primarily by HF patients to perform some or all of the pumping function of the heart. We currently offer the widest range of products to serve this market. We believe that our long-standing reputation for quality and innovation, and our excellent relationships with leading cardiovascular surgeons and HF cardiologists worldwide, position us to capture growth opportunities in the expanding HF market. Through our wholly-owned subsidiary International Technidyne Corporation (“ITC”), we design, develop, manufacture and market point-of-care diagnostic test systems and incision products that provide fast, accurate blood test results to improve patient management, reduce healthcare costs and improve patient outcomes. On October 3, 2006, ITC acquired A-VOX Systems, Inc., a leading manufacturer of point-of-care instruments and disposables to perform CO-Oximetry testing.
Our Business Model
     Our business is comprised of two segments: Cardiovascular and ITC.
     The product line of our Cardiovascular segment is:
•	Circulatory Support Products. Our circulatory support products include VADs for the short, intermediate and long-term treatment of advanced heart failure. In addition, we have developed small diameter grafts using our proprietary materials to address the vascular access market. Our grafts are used for hemodialysis.
     The product lines of our ITC segment are:
•	Point-of-Care Diagnostics. Our point-of-care products include diagnostic test systems that monitor blood coagulation for a patient while being administered certain anticoagulants, blood gas/electrolyte, oxygenation and chemistry status, including total hemoglobin.

•	Incision. Our incision products include devices used to obtain a patient’s blood sample for diagnostic testing and screening for platelet function.

Cardiovascular segment
     We offer the following broad product portfolio of implantable and external circulatory support devices:
•	The Thoratec Ventricular Assist Device System, which is sold worldwide, is an external device for short to mid-term cardiac support. The device is approved to assist left, right and biventricular support and is worn outside of the body. The Thoratec VAD is approved for use in bridge-to-transplantation (“ BTT”), and for post-cardiotomy myocardial recovery.

•	The Thoratec IVAD is the only implantable blood pump approved for both BTT and post-cardiotomy myocardial recovery. It can be used for left, right or biventricular support. The IVAD utilizes the same internal working components as the Thoratec VAD System, but has an outer housing made of a titanium alloy that makes it suitable for implantation.

•	The HeartMate XVE Left Ventricular Assist System (“LVAS”) is an implantable device for mid to long-term cardiac support and the only device approved in the U.S., Europe and Canada for permanent support, or Destination Therapy, of those patients ineligible for heart transplantation. The HeartMate XVE is also approved for use in BTT.

•	The HeartMate II, which is currently in clinical trials for BTT and Destination Therapy, is an implantable device consisting of a miniature rotary blood pump designed to provide long-term cardiac support. Its design is intended to be not only smaller, but also simpler, quieter and longer lasting, than the current generation of ventricular assist devices. We received CE mark approval to commercially market this device in Europe in November 2005.
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
     During the third quarter of 2006, we entered into a distribution agreement with Levitronix LLC, under which we will distribute the Levitronix CentriMag Blood Pumping System (“CentriMag”) in the United States. We expect this agreement to enable us to expand more broadly beyond transplant centers and enables us to better address opportunities in short-term patient recovery. The CentriMag has received CE mark approval and FDA 510k approval in the United States for use in patients requiring short-term extracorporeal circulatory support during cardiac surgery. This agreement is effective through December 2011.
ITC Segment
     The following are our major point-of-care (“POC”), diagnostic test systems and incision device products:
•	The Hemochron POC coagulation system is used to monitor a patient’s coagulation while being administered anticoagulants in various settings, including in the cardiovascular operating room and cardiac catheterization lab to monitor the drug Heparin, and in an anticoagulation clinic to monitor the drug Coumadin. Hemochron is considered a moderately complex device and must be used by professionally trained personnel. The system consists of a small, portable analytical instrument and disposable test cuvettes.

•	The IRMA POC blood gas/electrolyte and chemistry system is used to monitor a patient’s blood gas/electrolyte and chemistry status. It is considered moderately complex and its use requires supervision by professionally trained personnel. The system consists of a small, portable analytical instrument and disposable test cartridges.

•	The ProTime coagulation monitoring system is used to monitor patients’ coagulation while they are taking oral anticoagulants such as Warfarin, and can be prescribed for use by patients at home or can be used in the physician’s office or clinic. The system consists of a small, portable, analytical instrument and disposable test cuvettes.

•	The Hemoglobin Pro, or Hgb Pro, is used by professionals, mainly in the doctor’s office to test for anemia. It provides quick results from a very small blood sample. The system consists of a small, hand held test meter and disposable test strips.

•	Tenderfoot, Tenderlett and Surgicutt incision products are used by professionals to obtain a patient’s blood sample for diagnostic testing. The Tenderfoot is a “heel stick” used for infant testing, the Tenderlett is used for finger incisions and the Surgicutt is used to perform screening tests to determine platelet function. All products feature permanently retracting blades for safe, virtually pain-free incision.
     The Hemochron and IRMA products, are primarily sold into the hospital POC segment of the market. The ProTime and Hemoglobin Pro products are sold into the alternate site (non-hospital) POC market comprising physicians’ offices, long-term care facilities, clinics, visiting nurse associations, and home healthcare companies.
     Our incision products are sold to both the hospital POC and the alternate site POC markets. Our most successful incision product is the Tenderfoot. Although we market this product based on its high quality, we believe that customers are increasingly making purchase decisions on these types of products based on price.
     Our recent acquisition of A-VOX Systems Inc. expands ITC’s product line to include instruments and disposable cuvettes that are specifically designed for fast, accurate bedside assessment of a patient’s oxygenation. The AVOXimeter 1000E is specifically designed for the cardiac catherization lab and the AVOXimeter 4000 is used in routine testing in combination with a blood gas analyzer to provide a more comprehensive and complete assessment of a patient’s oxygenation status in the intensive care unit, operating room and other critical care situations. The AVOXimeter 4000 is also used in the neonatal intensive care unit to confirm nitric oxide treatment side effects in newborns and in the emergency department to diagnose smoke inhalation.
Critical Accounting Policies and Estimates
     We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies and estimates on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies and estimates, see the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2005 Annual Report filed with the SEC. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. There can be no assurance that actual results will not differ from those estimates and assumptions.
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

Training is not considered essential to the functionality of the products. The amount of revenue under these arrangements allocated to training is based upon fair market value of the training, which is typically performed on behalf of the Company by third party providers. The amount of product sales allocated to the Cardiovascular segment products is made on a fair value basis. Under this basis, the total value of the arrangement is allocated to the training and the Cardiovascular segment products based on the relative fair market value of the training and products.
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
     We believe we have provided adequate reserves for anticipated tax audit adjustments by United States federal, state and local, as well as foreign, tax authorities based on our estimate of whether, and the extent to which, additional taxes, interest and penalties may be due. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the accrued liabilities are no longer warranted. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
     Management must make judgments to determine the amount of reserves to accrue. If any of these management estimates proves incorrect, our financial statements could be materially and adversely affected.
Income Taxes
     We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, such as tax benefits from our non-U.S. operations and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of revenue and expense for tax and financial statement purposes.
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
     We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against deferred tax assets that we estimate will not ultimately be recoverable. We believe that our deferred tax assets recorded on our condensed consolidated balance sheets will ultimately be recovered. However, should there occur a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not likely.
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
Make-Whole Premium
     Under the terms of our senior subordinated convertible notes issued in 2004, if we experience a change in control or a termination of trading of our common stock, each note holder may require us to purchase all or a portion of its notes at a price equal to the issue price, plus accrued original issue discount. In addition, if the consideration for the change in control is all cash, the Company must pay a make-whole premium to the note holders. This premium is considered to be an embedded derivative under SFAS No. 133 and has been bifurcated from the convertible notes and recorded at its estimated fair value, $0.2 million for September 30, 2006.
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
Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated as a percentage of total product sales:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Product sales	100%	100%	100%	100%
Cost of product sales	43	38	42	39

Gross profit	57	62	58	61

Operating expenses:
Selling, general and administrative	35	31	36	30
Research and development	17	16	18	16
Amortization of purchased intangible assets	5	6	6	6
Litigation	––	––	––	––

Total operating expenses	57	53	60	52
Income (loss) from operations	––	9	(2)	9
Other income and (expense):
Interest expense	(2)	(2)	(2)	(2)
Interest income and other	4	2	4	2

Income before income tax benefit (expense)	2	9	––	9
Income tax benefit (expense)	1	(3)	––	(3)

Net income	3%	6%	––%	6%

See Note 15 to our unaudited condensed consolidated financial statements in this Quarterly Report for data presented by business segment.
See Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report for a discussion of changes in the financial results due to the adoption of SFAS No. 123(R).
Three months ended September 30, 2006 and October 1, 2005
Product Sales
     Product sales in the third quarter of 2006 were $51.7 million compared to $48.8 million in the third quarter of 2005. Cardiovascular segment sales increased $1.0 million and ITC segment sales increased $1.9 million. Product sales changes are due to volume unless otherwise noted. The primary components of the total $2.9 million increase in product sales were the following:
•	Sales of HeartMate products increased $4.1 million, primarily due to increase in sales of HMII pumps.

•	Sales of Thoratec products decreased $2.3 million, primarily due to lower VAD sales and partially offset by an increase in non pump sales.

•	Sales of graft products decreased by $0.8 million, partly due to the recognition of a payment of $0.5 million in 2005 related to the modification of our distribution agreement with one of our graft distributors.

•	ITC’s hospital point-of-care diagnostic product sales increased $0.6 million.

•	Incision product sales increased by $0.2 million.

•	ITC’s alternate site point-of-care sales increased by $1.1 million, primarily due to higher cuvette sales.
Sales originating outside of the U.S. and U.S. export sales accounted for approximately 23% and 21% of our total product sales in the third quarters ended September 30, 2006 and October 1, 2005, respectively.
Gross Profit
     Gross profit as a percentage of product sales in the third quarters of 2006 and 2005 was 57% and 62%, respectively. The decrease in gross profit was due to the following:
•	Cardiovascular segment gross profit decreased by 5% partly due to higher manufacturing costs from capitalized variances and the recognition of a payment of $0.5 million in 2005 related to the modification of our distribution agreement with one of our graft distributors. The capitalized variances related to lower manufacturing volumes and production mix experienced in the first quarter of 2006 and recognized in the third quarter of 2006.

•	ITC segment gross profit decreased by 2%, primarily due to unfavorable product mix and higher shipping costs.

•	Costs related to share-based compensation of $0.3 million that were incurred in the third quarter of 2006 but not in the third quarter of 2005.
Selling, General and Administrative
     Selling, general and administrative expenses in the third quarter of 2006 were $18.0 million, or 35% of product sales, compared to $15.0 million, or 31% of product sales, in the third quarter of 2005. The $3.0 million increase in spending was primarily attributable to the following:
•	Costs related to share-based compensation of $1.3 million that were incurred in the third quarter of 2006 but not in the third quarter of 2005.

•	Increased sales and marketing costs for the Cardiovascular segment of $1.9 million that resulted from increased personnel and travel and meeting expenses, primarily related to market development.

•	Increased sales and marketing costs in our ITC segment of $0.2 million, primarily due to increased personnel costs.

•	Decrease in corporate spending of $0.4 million primarily due to the reversal of the CFO relocation costs and lower general corporate costs in the third quarter of 2006 as compared to the third quarter of 2005. In the third quarter of 2005, we accrued $0.6 million of CEO transition costs.
Research and Development
     Research and development expenses in the third quarter of 2006 were $8.8 million, or 17% of product sales, compared to $8.1 million, or 16% of product sales, in the third quarter of 2005. Of the $0.7 million increase, our Cardiovascular and ITC segments incurred $0.4 million and $0.3 million, respectively, in additional expenses, quarter over quarter. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The primary components of our research and development costs are employee salaries, benefits and, for the third quarter of 2006, share-based compensation expenses of $0.6 million primarily related to our adoption of SFAS No. 123(R) on January 1, 2006. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as the Phase II HeartMate II pivotal trial.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the third quarter of 2006 was $3.0 million compared to $2.8 million in the third quarter of 2005. The increase of $0.2 million resulted from a change in business conditions that caused us to modify the remaining economic useful lives of certain of our developed technology assets. These modifications were made in accordance with our periodic valuation of the useful lives of our identifiable intangible assets under SFAS No. 144 as of December 31, 2005.
Interest Expense
     Interest expense for the third quarter of 2006 was $1.1 million as compared to $1.0 million in the third quarter of 2005. Interest expense for the third quarter of 2006 is comprised of $0.9 million in interest costs compared to $0.8 million for the third quarter of 2005, and amortization of the debt issuance costs related to our convertible notes was $0.2 million for both of three months ended September 30, 2006 and October 1, 2005.
Interest Income and Other
     Interest income and other for the third quarter of 2006 was $2.2 million compared to $1.1 million in the third quarter of 2005. The increase was primarily due to higher interest income earned on our portfolio resulting from increased cash and investment balances and higher short-term interest rates in the third quarter of 2006 compared to the same quarter last year. In addition we received approximately $0.1 million in lease revenue from a tenant that leases a portion of the building we acquired in January 2006.
Income Taxes
     Our effective tax rates were (37.1)% and 29.9% for the third quarter of 2006 and 2005, respectively. The decrease in our annual effective tax rate for the third quarter of 2006 was primarily due to greater than expected benefits in our 2005 U.S. tax returns than was previously estimated, partially offset by lower tax exempt interest income from our investments in 2006. The tax benefits realized from our 2005 tax return in 2006 includes greater than expected tax credits related to our research and development activities of $0.4 million, greater than expected tax benefits related to our export of manufactured goods, and the inclusion of a smaller amount of foreign earned income.
     We believe we have provided adequate reserves for anticipated tax audit adjustments by United States federal, state and local, as well as foreign, tax authorities, based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts is unnecessary or the liability proves to be more than anticipated, the reversal of the liabilities would result in tax benefits being recognized or a further charge to expense would result in the period the event occurs.

     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2006 can significantly affect our projected annual effective tax rate, we believe our projected annual tax rate range of 18% to 22% is the most reliable estimate of our effective tax expense rate. However, our tax rate for the remainder of 2006 will be largely dependent on our profitability and could fluctuate significantly.
Nine months ended September 30, 2006 and October 1, 2005
Product Sales
     Product sales in the first nine months of 2006 were $155.3 million compared to $146.9 million in the first nine months of 2005. Cardiovascular segment sales increased $5.8 million and ITC segment sales increased $2.6 million. Product sales changes are due to volume unless otherwise noted. The primary components of the total $8.4 million increase in product sales were the following:
•	Sales of HeartMate products increased $13.4 million primarily due to higher HMII pump sales partially offset by lower HM XVE pump sales.

•	Sales of Thoratec products decreased $5.6 million, primarily due to lower VAD and non pump sales.

•	Sales of graft products decreased by $2.0 million, partly due to recognition of a payment for $1.0 million in 2005 related to the modification of our distribution agreement with one of our graft distributors.

•	ITC’s hospital point-of-care diagnostic product sales increased $1.0 million.

•	Incision product sales decreased by $0.3 million.

•	ITC’s alternate site point-of-care sales increased by $1.9 million, primarily due to higher cuvette sales.
Sales originating outside of the U.S. and U.S. export sales accounted for approximately 24% and 23% of our total product sales in the nine months ended September 30, 2006 and October 1, 2005, respectively.
Gross Profit
     Gross profit as a percentage of product sales in the nine months ended September 30, 2006 and October 1, 2005 was 58% and 61%, respectively. The change in gross profit was due to the following:
•	Cardiovascular segment gross profit decreased by 1% due to capitalized variances and the recognition of a payment for $1.0 million in 2005 related to the modification of our distribution agreement with one of our graft distributors, partially offset by higher average sales price. The capitalized variances related to lower manufacturing volumes and product mix experienced in the fourth quarter of 2005, and lower manufacturing volumes experienced in the first quarter of 2006 and recognized in the first nine months of 2006.

•	ITC segment gross profit decreased by 5%, primarily due to unfavorable product mix and higher shipping costs.

•	Costs related to share-based compensation of $1.0 million that were incurred in 2006 and not 2005.
Selling, General and Administrative
     Selling, general and administrative expenses during the first nine months of 2006 were $55.2 million, or 36% of product sales, compared to $44.6 million, or 30% of product sales, in the first nine months of 2005. The $10.6 million increase in spending was primarily attributable to the following:
•	Costs related to share-based compensation of $4.5 million that were incurred in 2006 but not in 2005.
•	Sales and marketing costs related to the Cardiovascular segment were higher by $4.0 million due to increased costs of $3.1 million for personnel, travel and meetings expenses primarily related to market development and $1.1 million for advertising and tradeshows.

•	Sales and marketing costs related to the ITC segment were higher by $1.8 million primarily due to increased personnel costs.

•	Higher corporate spending of $0.3 million, primarily related to our new headquarters facility purchased in January 2006, partially offset by lower CFO relocation costs.

Research and Development
     Research and development expenses in the nine months ended September 30, 2006 were $28.1 million, or 18% of product sales, compared to $23.7 million, or 16% of product sales, in the nine months ended October 1, 2005. Of the $4.4 million increase, our Cardiovascular and ITC segments incurred $3.5 million and $0.9 million, respectively, in additional expenses. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The primary components of our research and development costs are employee salaries, benefits and, for the nine months ended September 30, 2006, share-based compensation expenses of $1.7 million primarily related to our adoption of SFAS No. 123(R) on January 1, 2006. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as the Phase II HeartMate II pivotal trial.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the nine months ended September 30, 2006 was $8.9 million compared to $8.4 million for the nine months ended October 1, 2005. The increase of $0.5 million resulted from a change in business conditions that caused us to modify the remaining economic useful lives of certain of our developed technology assets. These modifications were made in accordance with our periodic valuation of the useful lives of our identifiable intangible assets under SFAS No. 144 as of December 31, 2005.
Litigation
     Litigation expense for the nine months ended September 30, 2006 was $0.4 million compared to $0.2 million for the nine months ended October 1, 2005. Expenses for both periods are related to litigation of the Federal securities putative class action and the state shareholder derivative actions. The increase of $0.2 million results from pending settlements of these cases and includes the $0.3 million unspent portion of the Company’s self-insured retention.
Interest Expense
     Interest expense for the nine months ended September 30, 2006 was $3.2 million compared to $3.1 million for the nine months ended October 1, 2005. Interest expense for the nine months ended September 30, 2006 is comprised of $2.7 million in interest costs compared to $2.6 million for the nine months ended October 1, 2005 and amortization of the debt issuance costs related to our convertible notes is $0.5 million for each of the nine months ended September 30, 2006 and October 1, 2005.
Interest Income and Other
     Interest income and other for the nine months ended September 30, 2006 was $5.7 million compared to $3.0 million for the nine months ended October 1, 2005. The increase was primarily due to higher interest income earned on our portfolio resulting from increased cash and short-term investment balances, and higher short-term interest rates compared to the nine months ended October 1, 2005. In addition, we received approximately $0.4 million in lease revenue from a tenant that leases a portion of the building we acquired in January 2006.
Income Taxes
     Our effective tax rates were (245)% and 32.6%, for the nine months ended September 30, 2006 and October 1, 2005, respectively. The decrease in our annual effective tax rate for the first nine months of 2006 was primarily due to greater than expected benefits in our 2005 U.S. tax returns than was previously estimated, partially offset by lower tax exempt interest income from our investments in 2006. The tax benefits realized from our 2005 tax return in 2006 includes greater than expected tax credits related to our research and development activities of $0.4 million, greater than expected tax benefits related to our export of manufactured goods, and the inclusion of a smaller amount of foreign earned income.

     We believe we have provided adequate reserves for anticipated tax audit adjustments by United States, federal, state and local, as well as foreign, tax authorities, based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts is unnecessary or the liability proves to be more than anticipated, the reversal of the liabilities would result in tax benefits being recognized or a further charge to expense would result in the period the event occurs.
     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2006 can significantly affect our projected annual effective tax rate, we believe our projected annual tax rate range of 18% to 22% is the most reliable estimate of our effective tax expense rate. However, our tax rate for the remainder of 2006 will be largely dependent on our profitability and could fluctuate significantly.
Liquidity and Capital Resources
     At September 30, 2006, we had net working capital of $259.4 million compared with $269.3 million at December 31, 2005. Cash and cash equivalents at September 30, 2006 were $63.3 million compared to $35.1 million at December 31, 2005. The increase in cash is due primarily to cash generated from operations, maturities of short-term available for sale investments and proceeds from stock options and ESPP exercises, partially offset by the purchase of property, plant and equipment, repurchase and retirement of common stock and the purchase of a convertible debenture for $5 million.
     Cash provided by operating activities for the nine months ended September 30, 2006 was $14.5 million. This amount included net income of $0.9 million increased by positive non-cash adjustments to net income of $19.1 million primarily comprised of $15.0 million for depreciation and amortization, $7.6 million related to share-based compensation expenses principally related to our adoption of SFAS No. 123(R) and CEO transition costs, partially offset by a decrease of $2.3 million related to excess tax benefits from share-based compensation and a $5.2 million decrease in deferred tax liability. Changes in assets and liabilities used additional cash of $5.5 million largely due to the increase in receivables and inventory.
     Investing activities for the nine months ended September 30, 2006 provided $16.1 million, comprised primarily of $43.9 million net sales and maturities of investment securities offset by $22.5 million used to acquire property, plant and equipment, net of $1.3 million in transfers of drivers and demonstration equipment inventory into fixed assets and $5.0 million for the purchase of the Levitronix convertible debenture. The purchases of property, plant and equipment included the January 2006 purchase of an office building in Pleasanton, California that used cash of $12.3 million for the land and building. Additionally, $2.8 million of cash was used for improvements to this office building, and $1.3 million was used for furniture and fixtures and $0.5 million was used for management information systems. The ITC segment used $3.1 million of cash primarily for facility expansion costs of $1.9 million and the enterprise resource planning software system, or ERP, implementation of $0.4 million.
     In March 2005, we purchased a new ERP system for ITC. The cost of the purchased software licenses, hardware, implementation costs and consulting for the ERP system through September 30, 2006 was $1.7 million, with $1.6 million of this amount capitalized. The ERP system was successfully implemented in July 2006, with additional software upgrades that were completed by the end of October 2006.
     Cash used in financing activities for the nine months ended September 30, 2006 was $2.6 million, consisting primarily of the repurchase of $15 million of the Company’s common stock under publicly announced stock repurchase programs and $1.2 million of restricted stock purchased to pay employee withholding taxes, offset in part by $11.3 million of proceeds from the exercise of stock options and ESPP proceeds and $2.3 million of excess tax benefits from share-based compensation.
     We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months.
Off Balance Sheet Arrangements
     We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit unless terminated by one of the parties, automatically renews on June 30 of each year. At September 30, 2006, our Letter of Credit balance is $460,000.
Contractual Obligations
     During the nine months ended September 30, 2006 there were no material changes in contractual obligations outside our normal course of business other than the payment in January 2006 of our $12.3 million real estate obligation for the purchase of our new headquarters facility in Pleasanton, California.

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
     Our convertible notes and the Levitronix convertible debenture do not bear interest rate risk as they were issued at a fixed rate of interest.
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
     We use forward foreign currency contracts to hedge the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s condensed consolidated balance sheet that are not denominated in UK pounds). Changes in the fair value of the forward currency contracts are included in “Interest income and other,” and typically offset the foreign currency exchange gains and losses. These derivatives are not designated as cash flow or fair value hedges under SFAS No. 133 “Accounting for Derivative Instrument and Hedging Activities,” and typically have maturities of three months or less. At September 30, 2006, we had forward contracts to sell euros with a notional value of $4.2 million and purchase UK pounds with a notional value of $2.9 million and at December 31, 2005, we had forward contracts to purchase euros with a notional value at $4.4 million. As of September 30, 2006, these contracts had an average exchange rate of one U.S. dollar to 0.7795 euros and one U.S. dollar to 0.5250 UK pounds.
     The impact of these foreign currency contracts was a gain of $0.1 million and none for the three months ended September 30, 2006 and October 1, 2005, respectively, and a loss of $0.2 million and a gain of $0.4 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. There was no foreign currency translation adjustment from conducting our foreign operations for either the three months ended September 30, 2006 or October 1, 2005, but there was a gain from translation adjustments of $0.3 million and a loss of $0.3 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.

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
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2006. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, were taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2006 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective.
Changes to Internal Controls
     As part of the implementation of section 404 of the Sarbanes Oxley Act of 2002, the Company instituted internal controls that were designed to detect errors. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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
     On May 11, 2006, the U.S. District Court granted our motion to dismiss. The Plaintiff filed an amended complaint, and the parties proceeded to mediation. As the result of the mediation, the parties to both the Federal securities law putative class action and the state shareholder derivative actions have executed and delivered stipulations of settlement pursuant to which they release the named defendants in these actions from all pending actions in exchange for a total of $3.4 million, in the Federal securities law putative class action, and $0.3 million and the implementation of certain changes in our corporate governance policies, in the state shareholder derivative action. These stipulations have been filed with the applicable courts and the Company expects court approval for both settlements to occur during the fourth quarter of this year.
     We carry sufficient insurance to cover both the settlement amounts contemplated by the preliminary settlement and what management believes to be any reasonable potential exposure on these actions should the settlement not be finalized. However, we cannot give assurance that our insurance will cover all costs or other exposures we may incur with respect to these actions should the preliminary settlement not be finalized. If the settlements are approved, the total amount of the settlements will not be material to the Company and we have accrued $0.3 million of litigation expense in the second quarter of 2006 for this settlement, which amount represents the remaining portion of the Company’s self-insured retention.
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

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three and nine months ended September 30, 2006.
     The following table sets forth certain information about our common stock repurchased during the three months ended September 30, 2006:

				Total number	Approximate
				of shares	value of shares
				purchased	authorized to be
				under	purchased under
	Total number			publicly	publicly
	of shares		Average price	announced	announced
	purchased		paid per share	programs (1)	programs
(in thousands, except per share data)
July 1, 2006 through August 1, 2006	6		$11.87		$—
August 2, 2006 through September 2, 2006	1		14.85

Total	7	(2)	$12.19		$

(1)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three months ended September 30, 2006.

(2)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

ITEM 6. EXHIBITS
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

THORATEC CORPORATION
Date: November 9, 2006	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: November 9, 2006	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese
Chief Financial Officer