Form 10-Q
period 2007-03-31
THORATEC CORP
filed 2007-05-10
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Yes    ☐       No    ☑
As of April 28, 2007, the registrant had 53,203,260 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

Thoratec, the Thoratec logo, Thoralon, TLC-II, HeartMate, and HeartMate II are registered trademarks of Thoratec Corporation, and IVAD is a trademark of Thoratec Corporation.
CentriMag is a registered trademark of Levitronix LLC.
ITC, A-VOX Systems, HEMOCHRON, ProTime, Surgicutt, Tenderlett, Tenderfoot, and IRMA are registered trademarks of International Technidyne Corporation (“ITC”), our wholly-owned subsidiary.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	March 31,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,356	$67,453
Short-term available-for-sale investments	180,330	127,025
Restricted short-term investments	1,703	1,681
Receivables, net of allowances of $596 and $491, respectively	43,581	43,718
Inventories	56,594	49,666
Deferred tax asset	5,932	6,623
Prepaid expenses and other assets	5,152	2,986

Total current assets	306,648	299,152

Property, plant and equipment, net	46,806	45,808
Goodwill	98,494	98,494
Purchased intangible assets, net	131,196	134,349
Other assets	16,649	13,332

Total Assets	$599,793	$591,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,823	$13,591
Accrued compensation	10,186	12,043
Accrued income taxes	327	3,691
Other accrued liabilities	5,416	4,136

Total current liabilities	28,752	33,461

Senior subordinated convertible notes	143,750	143,750
Long-term deferred tax liability	45,714	46,421
Other	7,727	2,430

Total Liabilities	225,943	226,062

Shareholders’ equity:
Common shares: authorized 100,000; issued and outstanding 53,159 and 52,329, respectively	437,917	427,941
Accumulated deficit	(64,890)	(63,675)
Accumulated other comprehensive income (loss):
Unrealized loss on investments	(15)	(16)
Cumulative translation adjustments	838	823

Total accumulated other comprehensive income	823	807

Total Shareholders’ Equity	373,850	365,073

Total Liabilities and Shareholders’ Equity	$599,793	$591,135

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Product sales	$57,310	$48,755
Cost of product sales	22,797	20,108

Gross profit	34,513	28,647

Operating expenses:
Selling, general and administrative	21,945	18,060
Research and development	10,893	9,585
Amortization of purchased intangible assets	3,153	2,974
Litigation	—	57

Total operating expenses	35,991	30,676

Loss from operations	(1,478)	(2,029)
Other income and (expense):
Interest expense	(1,068)	(1,103)
Interest income and other	2,187	1,701

Loss before income tax benefit	(359)	(1,431)
Income tax benefit	84	501

Net loss	$(275)	$(930)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

Shares used to compute net loss per share:
Basic and diluted	52,736	52,218
See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net loss	$(275)	$(930)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,337	4,875
Investment premium amortization (net)	92	134
Non-cash interest and other expenses	359	1,103
Tax benefit related to stock options	1,210	1,896
Share-based compensation expense	3,503	2,649
Excess tax benefits from share-based compensation	(653)	(1,761)
Change in net deferred tax liability	302	(1,151)
Changes in assets and liabilities:
Receivables	187	414
Inventories	(8,079)	(358)
Prepaid expenses and other assets	(1,258)	(1,374)
Accounts payable and other liabilities	(1,352)	(8,117)
Accrued income taxes	(3,372)	(1,600)
Other	—	(126)

Net cash used in operating activities	(3,999)	(4,346)
Cash flows from investing activities:
Purchases of available-for-sale investments	(149,793)	(38,900)
Sales of available-for-sale investments	96,335	21,700
Maturities of available-for-sale investments and restricted investments	—	14,920
Purchases of property, plant and equipment	(2,018)	(15,329)

Net cash used in investing activities	(55,476)	(17,609)
Cash flows from financing activities:
Proceeds from stock option exercises	5,400	9,173
Excess tax benefits from share-based compensation	653	1,761
Repurchase and retirement of common shares	(671)	(1,100)

Net cash provided by financing activities	5,382	9,834
Effect of exchange rate changes on cash and cash equivalents	(4)	39

Net decrease in cash and cash equivalents	(54,097)	(12,082)
Cash and cash equivalents at beginning of period	67,453	35,109

Cash and cash equivalents at end of period	$13,356	$23,027

Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,609	$379

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$1,286	$246

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net loss	$(275)	$(930)

Other net comprehensive income (loss):
Unrealized gain (loss) on investments (net of taxes of ($1) and $38 for the three months ended March 31, 2007 and April 1, 2006, respectively)	(1)	58
Foreign currency translation adjustments (net of taxes of none and $11 for the three months ended March 31, 2007 and April 1, 2006, respectively)	(15)	39

Comprehensive loss	$(291)	$(833)

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “Thoratec,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2006 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our Annual Report on Form 10-K (the “2006 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.
     The preparation of our condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
2. Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” on December 31, 2006. Under FIN 48, tax positions are evaluated for recognition using a more-likely-than-not recognition threshhold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of adopting FIN 48, we reported a cumulative-effect adjustment of $0.5 million which increased our accumulated deficit as of December 31, 2006.
     On December 31, 2006, we had $9.3 million of unrecognized tax benefits, of which $3.9 million would impact our effective tax rate if recognized. An unrecognized tax benefit under FIN 48 is the difference between a tax position taken (or expected to be taken) in a tax return and the benefit measured and recognized in a company’s financial statements in accordance with the guidelines set forth in FIN 48. The Company’s liability for unrecognized tax benefits was reduced by approximately $0.5 million in the first quarter to reflect the impact of a payment to the State of New Jersey in settlement of a tax audit with respect to years 1997 through 2000. In addition, in 2007, the Company intends to file or amend its tax returns in certain jurisdictions which will further decrease the liability for unrecognized tax benefits by approximately $2.4 million as a result of the payment of additional tax expected to be due.
     Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense. On December 31, 2006, gross interest accrued associated with unrecognized income tax benefits, is approximately $0.8 million and the benefit of the interest deductible is approximately $0.3 million of deductions for such interest resulting in a net balance of approximately $0.5 million. The amount of penalties accrued on unrecognized income tax benefits included in our condensed consolidated balance sheet was $0.2 million
     We are currently under income tax audit in the State of California for 2003 and 2004, Massachusetts for 2003 and 2004, and Pennsylvania for an unspecified number of years. In February 2007, we concluded our audit with the State of New Jersey for the years 1997 through 2000. A payment of approximately $1.0 million, including penalties and interest, was made to the State of New Jersey in respect of those years, which resulted in a decrease to our reserves for unrecognized tax benefits. In addition, to the extent we are deemed to have sufficient connection to a particular jurisdiction to enable that jurisdiction to tax us, but we have not filed an income tax return in that jurisdiction for the year(s) at issue, the jurisdiction would be able to assert a tax liability for such years without limitation on the number of years it may examine.
     The tax years 2003 through 2006 remain subject to audit by certain jurisdictions in which we are subject to taxation with the exception of California and New Jersey, which remain subject to audit from 2002 to 2006, and the UK which remains subject to audit from 2005. However, as we had net operating losses and credits carried forward in several jurisdictions including federal and California, certain items attributed to closed years remain subject to adjustment by the relevant tax authority through an adjustment to tax attributes carried forward to open years.

     Our effective income tax rates were a benefit of 23% and 35%, for the three months ended March 31, 2007 and April 1, 2006, respectively. The 12% decrease in our effective tax rate was primarily due to increased tax-exempt interest income, a reduction in expenses related to incentive stock options and ESPP stock purchases, and higher research and development tax credits.
     At March 31, 2007 and December 30, 2006, we reported a net deferred tax liability of approximately $39.6 million and $38.8 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.
3. Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits us to choose, at specified election dates, eligible instruments to measure at fair value ( “Fair Value Option”). Unrealized gains and losses on instruments for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument-by-instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. Under SFAS No. 159, the decision to measure instruments at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. If we elect to adopt the Fair Value Option we would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the instrument for which the Fair Value Option is elected from and after January 1, 2008. We have not yet determined whether we will elect to apply the Fair Value Option or the impact that such election may have on our consolidated financial position, operating results or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our 2008 fiscal year.
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
     Investments classified as restricted are U.S. Treasury securities held as collateral for future interest payments on our convertible notes and are reported at fair value based upon quoted market prices. The investments that relate to interest payments due within one year have been classified as restricted short-term investments.
     For all investments, temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income. There were no unrealized gains or losses on investments for the three months ended March 31, 2007. The unrealized gain on investments, net of taxes, was approximately $0.1 million for the three months ended April 1, 2006. We have determined that the investments had no impairments that were other than temporary. The specific identification method is used to determine realized gains and losses on investments.

6. Financial Instruments
     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products who report to our U.S. sales and marketing group and are internally reported as part of our Cardiovascular division. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s consolidated balance sheet that are not denominated in UK pounds) at the period-end exchange rates result in foreign currency gains and losses, which are included in our condensed consolidated statements of operations in “Interest income and other.”
     We use forward foreign currency contracts to hedge the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s consolidated balance sheet that are not denominated in UK pounds). Our contracts typically have maturities of three months or less.
     Our financial instrument contracts qualify as derivatives under SFAS No. 133 “Accounting for Derivative Instrument and Hedging Activities” and we value these contracts at the estimated fair value at March 31, 2007. The fair value of the forward currency contracts is included in “Interest income and other,” and offsets the foreign currency exchange gains and losses in the condensed consolidated statement of operations. The impact of these foreign currency contracts was a loss of $0.1 million for both of the three months ended March 31, 2007 and April 1, 2006. The impact of the foreign currency translation adjustments from conducting our foreign operations was a gain of $0.1 million for both of the three months ended March 31, 2007 and April 1, 2006.
     At March 31, 2007, we had forward contracts to sell euros with a notional value of $5.0 million and purchase UK pounds with a notional value of $2.3 million and at April 1, 2006, we had forward contracts to purchase euros with a notional value of $4.7 million. As of March 31, 2007, our forward contracts had an average exchange rate of one U.S. dollar to 0.7509 euros and one U.S. dollar to 0.5101 UK pounds. It is highly uncertain how currency exchange rates will fluctuate in the future.
7. Inventories
     Inventories consisted of the following:

	As of
	March 31,	December 30,
	2007	2006
	(in thousands)
Finished goods	$21,687	$22,527
Work in process	9,913	7,008
Raw materials	24,994	20,131

Total	$56,594	$49,666

8. Property, Plant and Equipment, net
     Property, plant and equipment, net, consisted of the following:

	As of
	March 31,	December 30,
	2007	2006
	(in thousands)
Land	$4,096	$4,096
Building	12,040	12,038
Building lease	2,285	2,285
Equipment	50,127	47,904
Rental equipment	9,410	8,612
Improvements	16,398	16,258

Total	94,356	91,193
Accumulated depreciation and amortization	(47,550)	(45,385)

Property, plant and equipment, net	$46,806	$45,808

     Depreciation expense for the three months ended March 31, 2007 and April 1, 2006 was $2.1 million and $1.9 million, respectively.
9. Other Assets
     On August 23, 2006, we purchased a $5 million convertible debenture from Levitronix, LLC (“Levitronix”), a company with which we have a distribution arrangement to sell Levitronix products. The convertible debenture is a long-term note receivable with an annual interest rate of 5.7%, to be accrued monthly and at the option of Levitronix, paid in cash or in-kind semi-annually on February 23rd and August 23rd until its maturity on August 23, 2013. We may convert the debenture at any time at our option into membership interests of Levitronix at a conversion price of $4.2857, which may be adjusted as a result of certain corporate events. This conversion feature is not an embedded derivative under SFAS No. 133 because the membership interests of the issuer are not readily convertible to cash. If we had converted the debenture at March 31, 2007, our ownership in Levitronix would have been less than 5%.
     The $5 million outstanding principal amount of the Levitronix convertible debenture plus accrued but unpaid interest thereon, is included in “Other assets” on our condensed consolidated balance sheet.
10. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill was $98.5 million as of March 31, 2007 and December 30, 2006, $94.1 million of which is attributable to our Cardiovascular division and $4.4 million of which is attributable to International Technidyne Corporation’s (“ITC”) acquisition of the outstanding common shares of privately held A-VOX Systems, Inc. (“Avox”).
     In February 2001, we merged with Thermo Cardiosystems, Inc. (“TCA”). Prior to the merger with TCA (the “Merger”), TCA was a subsidiary of Thermo Electron Corporation (“TCI”). The components of identifiable intangible assets related to the Merger include: patents and trademarks, core technology (Thoralon, our patent protected bio-material), and developed technology (patent technology, other than core technology, acquired in the Merger). The components of intangible assets related to the Avox acquisition include: patents and trademarks, developed technology and customer and distributor relationships and other. The combined components are included in purchased intangibles on the condensed consolidated balance sheets are as follows:

	As of March 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	( in thousands)
Patents and trademarks	$38,515	$(22,298)	$16,217
Core technology	37,485	(10,655)	26,830
Developed technology	125,742	(38,352)	87,390
Customer and distributor relationships and other	897	(138)	759

Total purchased intangible assets	$202,639	$(71,443)	$131,196

	As of December 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$38,515	$(21,350)	$17,165
Core technology	37,485	(10,275)	27,210
Developed technology	125,742	(36,564)	89,178
Customer and distributor relationships and other	897	(101)	796

Total purchased intangible assets	$202,639	$(68,290)	$134,349

     Amortization expense related to purchased intangible assets, net, was $3.2 million and $3.0 million for the three months ended March 31, 2007 and April 1, 2006. The Company acquired Avox during the fourth quarter of 2006, which will increase amortization expense for 2007 by approximately $0.7 million. The Avox acquisition was based upon the estimated fair value of assets and liabilities as determined by us using an income approach for valuation of intangibles which projects the associated revenues, expenses and cash flows attributable to the custmomer base and the market value approach for valuation of other assets and liabilities, which considers the price comparable assets have been or are being purchased. Assuming no further acquisitions by Thoratec, amortization expense is expected to be approximately $12.6 million for each of the next five years. Patents and trademarks have useful lives of eight to twenty years, core and developed technology assets have useful lives ranging from six to twenty-four years and customer and distributor relationships and other have useful lives ranging from six to eleven years.

11. Long-Term Debt
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The convertible notes were sold to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. We used $9.8 million of the net proceeds to purchase and pledge to the trustee under the indenture for the exclusive benefit of the holders of the senior subordinated convertible notes, U.S. Treasury securities to provide for the payment, in full, of the first six scheduled interest payments. These securities are reflected on our condensed consolidated balance sheets as restricted short-term investments. Additional net proceeds were used to repurchase 4.2 million shares of our outstanding common stock for $60 million. The remaining net proceeds have been and will be used for general corporate purposes, which may include additional stock repurchases, strategic investments or acquisitions. Total net proceeds to the Company from the sale were $139.4 million, after debt issuance costs of $4.3 million.
     The senior subordinated convertible notes were issued at a price of $580.98 per note, which is 58.098% of the principal amount at maturity of the notes. The senior subordinated convertible notes bear interest at a rate of 1.3798% per year on the principal amount at maturity, payable semi-annually in arrears in cash on May 16th and November 16th of each year, from November 16, 2004 until May 16, 2011. Beginning on May 16, 2011, the original issue discount will accrue daily at a rate of 2.375% per year on a semi-annual bond equivalent basis and, on the maturity date, a holder will receive $1,000 per note. As a result, the aggregate principal amount of the notes at maturity will be $247.4 million.

Fiscal Year
2004
( in millions)
Long Term Debt Offering Proceeds:
Principal amount of convertible notes at maturity	$247.4
Original issue discount	(103.7)
Debt issuance costs	(4.3)

Net proceeds	$139.4

     The deferred debt issuance costs of $2.5 million, net of $1.8 million in amortization, are included in “Other assets” on the condensed consolidated balance sheet as of March 31, 2007. The deferred debt issuance costs are amortized on a straight line basis until May 16, 2011 at which time the Company can redeem the notes.
     These charges are included in “Interest expense” in our condensed consolidated statements of operations.
     Holders of the senior subordinated convertible notes may convert their notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount at maturity of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding the calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Holders may surrender their senior subordinated convertible notes for conversion on or before May 16, 2029 during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day. However, in such event, if on the day before any conversion the closing sale price of our common stock is greater than the accreted conversion price (i.e., the issue price of the note plus accrued original issue discount divided by the conversion rate) but less than or equal to 120% of the accreted conversion price, instead of shares of our common stock based on the conversion rate, holders will receive cash or common stock, or a combination of each at our option, with a value equal to the accreted principal amount of the notes plus accrued but unpaid interest as of the conversion date. Additionally, holders may convert their senior subordinated convertible notes if we call them for redemption or if specified corporate transactions or significant distributions to holders of our stock have occurred. As of March 31, 2007, no notes had been converted or called.
     Holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if we experience a change in control or a termination of trading of our common stock each holder may require us to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, a make-whole premium. This premium is considered an embedded derivative under SFAS No. 133 and has been bifurcated from the senior subordinated convertible notes and recorded at its estimated fair value of $0.1 million at March 31, 2007. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, our stock price, the volatility of our stock, the probability of our being acquired and the probability of the type of consideration used by a potential acquirer.

     We may redeem, in whole or in part, any of the senior subordinated convertible notes, at any time beginning May 16, 2011, by giving the holders at least 30 days notice, at a redemption price equal to the sum of the issue price and the accrued original issue discount.
     The senior subordinated convertible notes are subordinated to all of our senior indebtedness and structurally subordinated to all indebtedness of our subsidiaries. Therefore, in the event of a bankruptcy, liquidation or dissolution of us or one or more of our subsidiaries, and acceleration of or payment default on our senior indebtedness, holders of the convertible notes will not receive any payment until holders of any senior indebtedness we may have outstanding have been paid in full.
     The aggregate fair value of the senior subordinated convertible notes at March 31, 2007, based on market quotes, was $180.2 million.
12. Share-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation to employees using the intrinsic value method in accordance with Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and accordingly recognized no compensation expense for stock option grants or for our employee stock purchase plan.
     Under the modified prospective transition method, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Additionally, compensation cost recognized in the first three months of 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and compensation cost for all share-based payments granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS No. 123(R), beginning in 2006 our condensed consolidated statements of cash flows present the tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2007, $0.7 million of tax benefits were reported as financing cash flows rather than operating cash flows.
     Cash proceeds from the exercise of stock options were $5.4 million for the three months ended March 31, 2007. The income tax deduction realized from stock option exercises was $1.2 million for the same period.
Equity Plans
     In 1993, our Board of Directors approved the 1993 Stock Option Plan (“1993 SOP”), which permitted us to grant options to purchase up to 666,667 shares of our common stock. This plan expired in 2003 and no options were granted since its expiration. Prior to its expiration, all available options under the plan were granted.
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

Provisions also include immediate vesting of both the initial and annual grants and a five year term of the options. In addition, the plan administrator has been provided with the discretion to impose any repurchase rights in our favor on any optionee. The Directors Option Plan expired in February 2006 and no options were granted under the Directors Option Plan in the three months ended March 31, 2007.
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
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”), and in May 2006 the 2006 Plan was amended by the Board of Directors and approved by our shareholders. The 2006 Plan allows us to grant to employees and directors of, and consultants to, the Company up to a total of 2.2 million shares of stock in the form of options, restricted stock bonuses, restricted stock purchases, restricted stock units, stock appreciation rights, phantom stock units, performance share bonuses, and performance share units. The 2006 Plan stipulates that no more than 50% of the authorized shares may be issued as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses or performance share units. During the three months ended March 31, 2007, 498,883 options were granted under the 2006 Plan at fair market value and 435,633 shares of restricted stock and restricted stock units were granted under this plan. At March 31, 2007, 1.0 million shares remained available for grant under the 2006 Plan.
Stock Options
     Five of the common stock option plans or equity incentive plans described above had options outstanding at March 31, 2007, with only the 2006 Plan available for future grants. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Vesting on options granted to officers will be accelerated in certain circumstances following a change in control of the Company.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of our stock. The expected term of options represents the period of time that options are expected to be outstanding. Beginning in 2006, we have used separate assumptions for groups of employees (for example, officers) that have similar historical exercise behavior. The range below reflects the expected option impact of these separate groups.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended
	March 31, 2007	April 1, 2006
Risk-free interest rate	4.82%	4.49%
Expected volatility	40%	40%
Expected option life	5.10 to 6.06 years	3.88 to 5.25 years
Dividends	None	None
     At March 31, 2007, there was $7.5 million of unrecognized compensation expense related to stock options, which expense we expect to recognize over a weighted average period of 1.53 years. The aggregate intrinsic value of in-the-money options outstanding, based on the closing price of the Company’s common stock on March 30, 2007, the last trading day in the three months ended March 31, 2007, of $20.90, was $39.8 million, and the aggregate intrinsic value of options exercisable was $30.9 million. The total intrinsic value of options exercised was $3.3 million for the three months ended March 31, 2007.

     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding options at December 30, 2006	6,585	$14.65	6.74
Granted	499	18.00
Exercised	(449)	12.04
Forfeited or expired	(118)	16.73

Outstanding options at March 31, 2007	6,517	$15.05	6.77

Outstanding options exercisable at March 31, 2007	4,057	$13.45	5.70

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
     In the first three months of 2007, we issued restricted stock to employees and directors under the 2006 Plan. Share-based compensation expense related to these restricted stock grants was $2.7 million for the three months ended March 31, 2007. As of March 31, 2007, we had $9.0 million of unrecognized compensation expense associated with these restricted stock awards, which amount we expect to recognize over a weighted-average period of 3.55 years. The total fair value of the shares for which the restriction period lapsed during the three months ended March 31, 2007 was $1.9 million.
     Restricted stock activity is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at December 30, 2006	422	$17.63
Granted	424	18.04
Vested	(112)	16.80
Forfeited or expired	(12)	18.83

Outstanding unvested restricted stock at March 31, 2007	722	$17.98

Restricted Stock Units
     In the first three months of 2007, we granted restricted stock units to certain of our non-U.S. employees under the 2006 Plan. At March 31, 2007, there was $0.2 million of unrecognized compensation expense related to these restricted stock units, which amount we expect to recognize over a weighted-average period of 3.50 years. The aggregate intrinsic value of the units outstanding, based on the Company’s stock price on March 30, 2007, was $0.4 million.
     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	(in years)
Outstanding units at December 30, 2006	10	$19.08	1.74
Granted	11	18.05
Released	(2)	20.94
Forfeited or expired	—	—

Outstanding units at March 31, 2007	19	$20.90	2.15

Employee Stock Purchase Plan
     In May 2002, our shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1st of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on March 1, 2006 and our Board of Directors specified no increase as of March 1, 2007. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the three months ended March 31, 2007, no shares of common stock were issued under the ESPP. As of March 31, 2007, approximately 219,000 shares remained available for issuance under this plan.
     The estimated subscription date fair value of the current offering under the ESPP is approximately $1.5 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	5.10%
Expected volatility	40%
Expected option life	0.50 years
Dividends	None
     At March 31, 2007, there was approximately $0.1 million of unrecognized compensation expense related to ESPP subscriptions that began on November 1, 2006, which amount we expect to recognize during the second quarter of 2007.
13. Net Loss Per Share
     Basic and diluted net loss per share were calculated as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(in thousands, except per share data)
Net loss	$(275)	$(930)

Weighted average number of common shares-basic	52,736	52,218
Dilutive effect of stock options and Employee Stock Purchase Plan shares	—	—

Weighted average number of common shares-diluted	52,736	52,218

Net loss per common share basic and diluted	$(0.01)	$(0.02)

     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 3.2 million shares and 3.4 million shares of common stock were not included in the computation of diluted net loss per share for the three months ended March 31, 2007 and April 1, 2006, respectively, as their inclusion would be antidilutive. In addition, the computation of diluted net loss per share for the three months ended March 31, 2007 and April 1, 2006, excludes the effect of assuming the conversion of our senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive for those periods.
     Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common stock, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. No shares of our common stock were repurchased under our publicly announced repurchase programs during the three months ended March 31, 2007 and April 1, 2006. All repurchased shares have been retired and are not included in net loss per common share.

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
     Business Segments:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	( in thousands)
		Restated (e)
Product sales:
Cardiovascular	$35,538	$29,816
ITC	21,772	18,939

Total product sales	$57,310	$48,755

Income(loss) before income taxes:
Cardiovascular (a)(d)	$1,127	$636
ITC(a)(d)	1,398	690
Corporate (b)(d)	(4,003)	(3,298)
Litigation (c)	—	(57)

Total operating loss	(1,478)	(2,029)
Other income and (expense):
Interest expense	(1,068)	(1,103)
Interest income and other	2,187	1,701

Loss before income tax benefit	$(359)	$(1,431)

(a)	Includes amortization expense of $2.9 million for each of the three months ended March 31, 2007 and April 1, 2006, related to the Cardiovascular segment. The ITC segment also includes amortization expense of $0.2 million and $0.04 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

(b)	Represents unallocated costs, not specifically identified to any particular business segment.

(c)	Relates to litigation expenses not specifically identified to a particular business segment.

(d)	Includes SFAS No. 123(R) expense of $1.3 million, $0.8 million and $1.3 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended March 31, 2007 and $1.4 million, $0.7 million and $0.3 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended April 1, 2006.

(e)	The restatement is to reclassify general and administration expenses from the Corporate to the Cardiovascular segment on a consistent basis to the 2005 Annual Report on Form 10K. As a result of the restatement, for the three months ended April 1, 2006, income before taxes from the Cardiovascular segment decreased by $1.6 million and the loss before taxes from Corporate decreased by $1.6 million.
Geographic Areas:
The geographic composition of our product sales was as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(in thousands)
Domestic	$43,678	$36,646
International	13,632	12,109

Total product sales	$57,310	$48,755

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2006 Annual Report on Form 10-K (the “2006 Annual Report”) and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Overview
     Thoratec Corporation (“we,” “our,” “us,” the “Company”) is a world leader in therapies to address advanced heart failure (“HF”) and point-of-care diagnostics.
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
     In August 2006, we began marketing the CentriMag Blood Pumping System (“CentriMag”) for acute HF. CentriMag is manufactured by Levitronix LLC (“Levitronix”) and distributed by us in the U.S. under a distribution agreement with Levitronix.
     In addition to our circulatory support products, we also develop, manufacture and market point-of-care diagnostic test systems for hospital point-of-care and alternative site point-of-care and incision products.
Our Business Model
     Our business is comprised of two operating divisions: Cardiovascular and ITC.
     The product line of our Cardiovascular division is:
•	Circulatory Support Products. Our circulatory support products include the PVAD, IVAD, HeartMate XVE and HeartMate II for short, intermediate and long-term treatment of advanced HF. In addition, we market and sell the CentriMag for extra corporeal circulatory support during cardiac surgery. We also manufacture and sell small diameter grafts using our proprietary materials to address the vascular access market for hemodialysis.
     The product lines of our ITC division are:
•	Point-of-Care Diagnostics. Our point-of-care products include diagnostic test systems that monitor blood coagulation while a patient is being administered certain anticogulants, as well as monitor blood gas/electrolytes, oxygenation and chemistry status.

•	Incision. Our incision products include devices used to obtain a patient’s blood sample for diagnostic testing and screening for platelet function.

Cardiovascular Division
     Our product portfolio of implantable and external circulatory support product devices includes the following:
•	The PVAD is an external device for short to mid-term cardiac support. This device, which is sold worldwide, is approved to assist left, right and biventricular support and is worn outside of the body. The PVAD is approved by the FDA for use as a bridge to transplantation and for post-cardiotomy myocardial recovery.

•	The IVAD is the only implantable blood pump approved for both bridge-to-transplantation (“BTT”) and post-cardiotomy myocardial recovery that can be used for left, right, or biventricular support. The IVAD utilizes the same internal working components as the PVAD, but has an outer housing made of a titanium alloy that makes it more suitable for implantation.

•	The HeartMate XVE is an implantable device for mid to longer-term cardiac support and is the only device approved in the U.S., Europe and Canada for permanent support for those patients ineligible for heart transplantation. This device is designed to assist the pumping function of the heart’s left ventricle and features a unique, textured blood-contacting surface that eliminates the need for systemic anticoagulation.

•	The HeartMate II is an implantable device consisting of a miniature rotary blood pump designed to provide long-term support. Its design is intended to be not only smaller, but also simpler, quieter, and longer lasting than the current generation of ventricular assist device. The HeartMate II is CE Mark approved for distribution in Europe, and is in a Phase II pivotal trial in the U.S.

•	CentriMag is an external device for short-term circulatory support consisting of a single-use blood pump, a motor and a device console. This device is 510(k) approved by the FDA for patients requiring extra corporeal circulatory support during cardiac surgery.
     In addition to our cardiac assist products, we sell vascular access graft products used in hemodialysis for patients with late-stage renal disease.
     We primarily market our VAD products for those patients suffering from HF and, in particular, from late-stage HF. HF is a chronic disease that occurs when degeneration of the heart muscle reduces the pumping power of the heart, causing the heart to become too weak to pump blood at a level adequate to meet the body’s demands. HF can be caused by artery or valve diseases or a general weakening of the heart muscle itself. Other conditions, such as high blood pressure or diabetes, can also lead to HF.
     In the U.S., there are currently two FDA-approved indications for the long-term use of VADs in patients with HF: as a bridge to heart transplantation and as Destination Therapy (“DT”). We are currently pursuing an additional indication for our VAD products: therapeutic recovery of the heart. In addition to the chronic HF markets, VADs are also approved for use for acute heart failure following cardiac surgery and the CentriMag is approved for use during cardiac surgery.
     We currently market VADs that may be implanted or worn outside the body, can be used for left, right or biventricular support and that are suitable for treatments for different durations for patients of varying sizes and ages. We estimate that doctors have implanted more than 11,000 of our devices, primarily for patients awaiting a heart transplant or those who require permanent support. On November 6, 2002, the FDA approved the HeartMate VE as the first heart assist device for DT. On April 7, 2003, the FDA approved the HeartMate XVE, an enhanced version of the HeartMate VE, for DT. Thoratec is the only company to offer a VAD approved by the FDA for DT and marks the first time a VAD has been approved as a permanent treatment for late-stage HF patients who do not qualify for heart transplants because of age or extenuating health circumstances, and who otherwise have a life expectancy of less than two years. The FDA’s decision to approve the HeartMate VAD for DT was based on data from a clinical trial called Randomized Evaluation of Mechanical Assistance for the Treatment of Congestive HF, which showed our HeartMate device nearly doubled and tripled survival over the drug therapy group at one and two years, respectively.
     The HeartMate II is designed to improve survival and quality of life and to provide five to ten years of circulatory support for a broad range of advanced heart failure patients. The HeartMate II is a small, implantable, electrically powered device that weighs about 12 ounces and is approximately 1.7 inches in diameter and 3.2 inches in length. In addition to being significantly smaller than the HeartMate XVE, with only one moving part the HeartMate II is simpler and designed to operate more quietly than pulsatile devices. The HeartMate II is designed to provide blood flow through the circulatory system on a continual basis. As of April 27, 2007, we had enrolled 616 patients in the HeartMate II pivotal trial. The IDE for the pivotal trial in the U.S. for both BTT and DT indications for use was fully approved by the FDA in May 2005. The device received CE Mark approval in November 2005, allowing for its commercial sale in Europe.

     In August 2006, we announced a distribution agreement under which we are distributing the CentriMag in the U.S. The initial term of the agreement expires in 2011. This device is 510(k), is approved and cleared by the FDA for patients requiring extracorporeal circulatory support during cardiac surgery.
ITC Division
     The following are our major point-of-care diagnostic test systems and incision products:
•	The Hemochron point-of-care coagulation system is used to monitor a patient’s coagulation while being administered anticoagulants in various settings, including in the cardiovascular operating room and cardiac catheterization lab to monitor the drug Heparin, and in an anticoagulation clinic to monitor the drug warfarin. The system consists of a small, portable analytical instrument and disposable test cuvettes.

•	The IRMA point-of-care blood gas/electrolyte and chemistry system is used to monitor a patient’s blood gas/electrolyte and chemistry status. The system consists of a small, portable analytical instrument and disposable test cartridges.

•	Avox CO-oximetry system is used to assess a patient’s oxygenation status and is commonly used in the cardiac catherization lab, the intensive care unit (“ICU”), the neonatal intensive care unit (“NICU”) and the emergency department. The system consists of a small battery operated instrument and disposable test cuvettes.

•	The ProTime coagulation monitoring system is used to monitor patients’ coagulation while they are taking oral anticoagulants such as warfarin, and can be prescribed for use by patients at home or can be used in the physician’s office or clinic. The system consists of a small, portable, analytical instrument and disposable test cuvettes.

•	The Hemoglobin Pro is used by professionals, mainly in the doctor’s office, to test for anemia. It provides quick results from a very small blood sample. The system consists of a small, hand-held test meter and disposable test strips.

•	Tenderfoot, Tenderlett and Surgicutt incision products are used by professionals to obtain a patient’s blood sample for diagnostic testing. The Tenderfoot is a “heel stick” used for infant testing, the Tenderlett is used for finger incisions and the Surgicutt is used to perform screening tests to determine platelet function. All products feature permanently retracting blades for safe, virtually pain-free incision as compared to traditional lancets, which puncture the skin.
     The Hemochron, IRMA and Avox CO-oximetry systems are primarily sold into the hospital point-of-care division of the market. The ProTime and Hemoglobin Pro products are sold into the alternate site (non-hospital) point-of-care market, comprised of physicians’ offices, long-term care facilities, clinics, visiting nurse associations, and home healthcare companies.
     Our incision products are sold to both the hospital point-of-care and the alternate site point-of-care markets. Our highest revenue-generating incision product is the Tenderfoot.
     In October 2006, we acquired A-VOX Systems, Inc. (“Avox”), a point-of-care company that develops and manufactures portable, bedside CO-oximetry systems to assist clinicians in assessing a patient’s oxygenation status. These systems are used in hospitals in the cardiac catherization lab, the ICU and NICU and the emergency department. We are selling these systems along with our Hemochron and IRMA point-of-care products as well as our data management system which connects all of these systems.
Critical Accounting Policies and Estimates
     We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies and estimates on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies and estimates, see the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2006 Annual Report filed with the SEC. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. There can be no assurance that actual results will not differ from those estimates and assumptions.

Revenue Recognition
     We recognize revenue from product sales for our Cardiovascular and ITC business divisions when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Sales to distributors are recorded when title transfers upon shipment. A reserve for sales returns is recorded for sales through this distributor applying reasonable estimates of product returns based upon historical experience.
     We recognize sales of certain Cardiovascular division products to first-time customers when we have determined that the customer has the ability to use the products. These sales frequently include the sale of products and training services under multiple element arrangements. Training is not considered essential to the functionality of the products. The amount of revenue under these arrangements allocated to training is based upon fair market value of the training, which is typically performed on behalf of the Company by third party providers. The amount of product sales allocated to the Cardiovascular division products is made using the fair value method. Under this method, the total value of the arrangement is allocated to the training and the Cardiovascular division products based on the relative fair market value of the training and products.
     In determining when to recognize revenue, management makes decisions on such matters as the fair values of the product and training elements when sold together, customer credit worthiness and warranty reserves. If any of these decisions proves incorrect, the carrying value of these assets and liabilities on our condensed consolidated balance sheets could be significantly different, which could have a material adverse effect on our results of operations for any fiscal period.
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

     We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against deferred tax assets that we estimate will ultimately not be recoverable. We believe that our deferred tax assets recorded on our condensed consolidated balance sheets will ultimately be recovered. However, should there occur a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not likely.
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

Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated as a percentage of total product sales:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Product sales	100%	100%
Cost of product sales	40	41

Gross profit	60	59
Operating expenses:
Selling, general and administrative	38	37
Research and development	19	20
Amortization of purchased intangible assets	6	6
Litigation	—	—

Total operating expenses	63	63
Loss from operations	(3)	(4)
Other income and (expense):
Interest expense	(2)	(2)
Interest income and other	4	3

loss before income tax benefit (expense)	(1)	(3)
Income tax benefit (expense)	—	1

Net loss	(1)%	(2)%

See Note 14 to our unaudited condensed consolidated financial statements in this Quarterly Report for data presented by business segment.
See Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report for a discussion of changes in the financial results due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) , “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” on December 31, 2006.
Three months ended March 31, 2007 and April 1, 2006
Product Sales
     Product sales in the first quarter of 2007 were $57.3 million compared to $48.8 million in the first quarter of 2006. Cardiovascular sales increased $5.7 million and ITC sales increased $2.8 million. Product sales changes are due to volume unless otherwise noted. The primary components of the total $8.5 million increase in product sales were the following:
•	Cardiovascular product sales increased by $5.7 million. This increase primarily resulted from higher sales of our HeartMate II product line in the first quarter of 2007 as compared to the first quarter of 2006. In addition, total product sales increased due to sales of CentriMag, with no comparative sales in the first quarter of 2006.

•	Point-of-care diagnostic product sales increased by $2.8 million, due primarily to increases in sales of our ProTime and Signature Elite products, partially offset by a decrease in incision and IRMA product sales in the first quarter of 2007 as compared to the first quarter of 2006. In addition, product sales from the Avox CO-oximetry system also contributed to the increase in sales in the first quarter of 2007, with no comparative sales in the first quarter of 2006.
Sales originating outside of the U.S. and U.S. export sales accounted for approximately 23% and 25% of our total product sales in the first quarters of 2007 and 2006, respectively.

Gross Profit
     Gross profit in the first quarter of 2007 was $34.5 million compared to $28.6 million in the first quarter of 2006. As a percentage of product sales, gross profit in the first quarters of 2007 and 2006 was 60% and 59%, respectively. The increase in gross profit percentage was primarily due to the following:
•	Cardiovascular gross profit percentage increased by 0.2% partly due improved manufacturing variances offset by unfavorable product mix.

•	ITC division gross profit percentage increased by 3.0% due to improved manufacturing variances and increased instrument upgrade activity coupled with lower average selling price in incision products.
Selling, General and Administrative
     Selling, general and administrative expenses in the first quarter of 2007 were $21.9 million, or 38% of product sales, compared to $18.1 million, or 37% of product sales, in the first quarter of 2006. The $3.9 million increase in expenses was primarily attributable to the following:
•	Cardiovascular costs increased by $1.3 million in the first quarter of 2007 as compared to the first quarter of 2006, primarily due to an increase in personnel costs related to the expansion of our sales force and marketing development initiatives as we prepare to launch our HeartMate II product line and related increase in share-based compensation costs.

•	ITC costs increased by $0.7 million in the first quarter of 2007 as compared to the first quarter of 2006, primarily due to higher personnel costs and continued development in product lines. In addition, the first quarter of 2007 included costs related to the Avox CO-oximetry product, which were not included in the first quarter of 2006.

•	Corporate costs increased by $1.9 million because of higher consulting and legal expenses related to the stock option review we conducted of our stock option granting practices and higher share-based compensation costs in the first quarter of 2007 as compared to the first quarter of 2006.
Research and Development
     Research and development expenses in the first quarter of 2007 were $10.9 million, or 19% of product sales, compared to $9.6 million, or 20% of product sales, in the first quarter of 2006. Of the $1.3 million increase, our Cardiovascular and ITC division incurred $1.1 million and $0.2 million, respectively, in additional expenses, quarter over quarter. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The primary components of our research and development costs are employee salaries and benefits. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as Phase II of the HeartMate II pivotal trial.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the first quarter of 2007 was $3.2 million as compared to $3.0 million in the first quarter of 2006. The $0.2 million increase resulted from intangible assets acquired through our acquisition of Avox in the fourth quarter of 2006.
Interest Expense
     Interest expense was $1.1 million for both of the first quarters of 2007 and 2006. In each quarter, interest expense was comprised of $0.9 million in interest costs, and $0.2 million of amortization of the debt issuance costs related to our senior subordinated convertible notes.

Interest Income and Other
     Interest income and other for the first quarter of 2007 was $2.2 million compared to $1.7 million in the first quarter of 2006. The increase was primarily due to higher interest income earned on our portfolio resulting from higher short-term interest rates in the first quarter of 2007 compared to the same quarter last year.
Income Taxes
     Our effective income tax rates were a benefit of 23% and 35%, for the three months ended March 31, 2007 and April 1, 2006, respectively. The 12% decrease in our effective tax rate was primarily due to increased tax-exempt interest income, a reduction in expenses related to incentive stock options and ESPP stock purchases, and higher research and development tax credits.
     We adopted FIN 48 on December 31, 2006, as a result of which our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of adopting FIN 48, we reported a cumulative-effect adjustment of $0.5 million which increased our December 31, 2006 accumulated deficit balance.
     On December 31, 2006, we had $9.3 million of unrecognized tax benefits, of which $3.9 million would impact our effective tax rate if recognized. An unrecognized tax benefit under FIN 48 is the difference between a tax position taken (or expected to be taken) in a tax return and the benefit measured and recognized in a company’s financial statements in accordance with the guidelines set forth in FIN 48. The Company’s liability for unrecognized tax benefits was reduced by approximately $0.5 million in the first quarter to reflect the FIN 48 impact of a payment to the State of New Jersey in settlement of a tax audit with respect to years 1997 through 2000. In addition, in 2007, the Company intends to file or amend its tax returns in certain jurisdictions and as a result of the liability for additional tax due expects to further decrease unrecognized tax benefits by approximately $2.4 million.
     We believe we have provided adequate reserves for anticipated tax audit adjustments by United States federal, state and local, as well as foreign, tax authorities, based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts is unnecessary or the liability proves to be more than anticipated, the reversal of the liabilities would result in tax benefits being recognized or a further charge to expense in the period the event occurs.
     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2007 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will be dependent on our profitability and could fluctuate significantly.
Liquidity and Capital Resources
     At March 31, 2007, we had net working capital of $277.9 million compared with $265.7 million at December 30, 2006. Cash and cash equivalents at March 31, 2007 were $13.4 million compared to $67.5 million at December 30, 2006. The decrease in cash and cash equivalents was mainly due to an increase in net purchases of short-term available-for-sale investments. In addition, we acquired property, plant and equipment and used cash in operations, partially offset by proceeds from exercises of stock options.
     Cash used in operating activities for the three months ended March 31, 2007 was $4.0 million. This amount included the net loss for the period of $0.3 million increased by positive non-cash adjustments to net income of approximately $10.8 million and partially offset by decreases of approximately $13.9 million from changes in assets and liabilities and $0.7 million related to excess tax benefits from share-based compensation. The positive non-cash adjustments to net income were primarily comprised of $5.3 million for depreciation and amortization, $3.5 million related to share-based compensation expense and $1.2 million of tax benefit related to stock option exercises. The changes in assets and liabilities were primarily due to $8.1 million increase in inventory and $1.3 million in prepaid expenses and other assets, partially offset by decreases of $1.4 million in accounts payable and $3.4 million in accrued income taxes.

     Investing activities for the three months ended March 31, 2007 used $55.5 million, comprised primarily of $53.5 million net purchases of available-for-sale investments and $2.0 million for purchases of property, plant and equipment, net of $1.3 million in transfers of drivers and demonstration equipment from inventory into fixed assets. The purchased property, plant and equipment included $0.9 million for leasehold improvements and purchases of management information systems equipment. ITC used $1.1 million of cash primarily for facility expansion costs.
     We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months.
Off Balance Sheet Arrangements
     We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. At March 31, 2007, our Letter of Credit balance was $460,000.
Contractual Obligations
     Upon adoption of FIN 48 on December 31, 2006, we decreased our current taxes payable by approximately $2.5 million and increased our long-term taxes payable by approximately $5.2 million as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. In addition, we made a payment of approximately $1.0 million during the three months ended March 31, 2007 and recognized additional long-term taxes payable of approximately $0.1 million. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes.
     During the three months ended March 31, 2007 there were no other material changes in contractual obligations outside our normal course of business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Interest Rate Risk
     Our investment portfolio is comprised of marketable investments in money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at market value and are treated as available-for-sale. All investments mature within two years or less from the date of purchase, except some of the investments in U.S. Treasury securities that are restricted investments and held as collateral for future interest payments on our senior subordinated convertible notes, which mature within three years from the original date of purchase. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a loss if we are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points, the change in our net unrealized loss on investments would be approximately $0.2 million. We do not utilize derivative financial instruments to manage interest rate risk.
     Our senior subordinated convertible notes and the Levitronix convertible debenture do not bear interest rate risk as they were issued at a fixed rate of interest.
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
     Our financial instrument contracts qualify as derivatives under SFAS No. 133 “Accounting for Derivative Instrument and Hedging Activities” and we value these contracts at the estimated fair value at March 31, 2007. The fair value of the forward currency contracts is included in “Interest income and other,” and typically offsets the foreign currency exchange gains and losses in the condensed consolidated statement of operations. The impact of these foreign currency contracts was a loss of $0.1 million for both of the three months ended March 31, 2007 and April 1, 2006. The impact of the foreign currency translation adjustments from conducting our foreign operations was a gain of $0.1 million for both of the three months ended March 31, 2007 and April 1, 2006.

     At March 31, 2007, we had forward contracts to sell euros with a notional value of $5.0 million and purchase UK pounds with a notional value of $2.3 million and, at April 1, 2006, we had forward contracts to purchase euros with a notional value of $4.7 million. As of March 31, 2007, our forward contracts had an average exchange rate of one U.S. dollar to 0.7509 euros and one U.S. dollar to 0.5101 UK pounds. It is highly uncertain how currency exchange rates will fluctuate in the future. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates at March 31, 2007 would be approximately $1.2 million.
ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 9A of our 2006 Annual Report on Form 10-K sets forth management’s report on internal control over financial reporting as of December 30, 2006. This section should be read in conjunction with management’s report of internal control over financial reporting as of December 30, 2006.
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2007. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is made quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2007 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and then reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.
Changes to Internal Controls
     As part of our implementation of section 404 of the Sarbanes Oxley Act of 2002, the Company instituted internal controls that were designed to detect errors. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2006 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three months ended March 31, 2007.
     The following table sets forth certain information about our common stock repurchased during the three months ended March 31, 2007:

			Total number	Approximate
			of shares	value of shares
			purchased	authorized to be
			under	purchased under
	Total number		publicly	publicly
	of shares	Average price	announced	announced
	purchased (2)	paid per share	programs (1)	programs
	(in thousands, except per share data)
December 31, 2006 through January 27, 2007	0.7	$17.92	—	$—
January 28, 2007 through February 24, 2007	0.3	18.47	—	—
February 25, 2007 through March 31, 2007	31.6	20.70	—	—

Total	32.6	$20.62	—	$—

(1)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three months ended March 31, 2007.

(2)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

ITEM 6. EXHIBITS
10.34	Thoratec Corporation Corporate Executive Incentive Plan FY 2007, effective for certain executive officer of the Company.

10.35	Thoratec Corporation Cardiovascular Business Executive Incentive Plan FY 2007, effective for certain executive officers of the Company.

10.36	International Technidyne Corporation Executive Incentive Plan FY 2007, effective for certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: May 10, 2007	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: May 10, 2007	/s/ David V. Smith
David V. Smith
Chief Financial Officer