Form 10-Q
period 2007-06-30
THORATEC CORP
filed 2007-08-09
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Yes ☐       No ☑
As of July 28, 2007, the registrant had 53,715,574 shares of common stock outstanding.

THORATEC CORPORATION AND SUBSIDIARIES

Thoratec, the Thoratec logo, Thoralon, TLC-II, HeartMate, and HeartMate II are registered trademarks of Thoratec Corporation, and IVAD is a trademark of Thoratec Corporation.

CentriMag is a registered trademark of Levitronix LLC.

ITC, A-VOX Systems, AVOXimeter, HEMOCHRON, ProTime, Surgicutt, Tenderlett, Tenderfoot, and IRMA are registered trademarks of International Technidyne Corporation (“ITC”), our wholly-owned subsidiary.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	June 30,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,889	$67,453
Short-term available-for-sale investments	184,393	127,025
Restricted short-term investments	—	1,681
Receivables, net of allowances of $639 and $491, respectively	42,237	43,718
Inventories	58,010	49,666
Deferred tax assets	5,945	6,623
Prepaid expenses and other assets	7,007	2,986

Total current assets	314,481	299,152

Property, plant and equipment, net	46,509	45,808
Goodwill	98,494	98,494
Purchased intangible assets, net	128,053	134,349
Deferred tax assets	220	1,006
Other assets	16,303	12,326

Total Assets	$604,060	$591,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,882	$13,591
Accrued compensation	11,331	12,043
Accrued income taxes	450	3,691
Other accrued liabilities	4,208	4,136

Total current liabilities	24,871	33,461

Senior subordinated convertible notes	143,750	143,750
Long-term deferred tax liability	44,562	46,421
Other	7,919	2,430

Total Liabilities	221,102	226,062

Shareholders’ equity:
Common shares: authorized 100,000; issued and outstanding 53,581 and 52,329, respectively	445,690	427,941
Accumulated deficit	(63,697)	(63,675)
Accumulated other comprehensive income (loss):
Unrealized loss on investments	(98)	(16)
Cumulative translation adjustments	1,063	823

Total accumulated other comprehensive income	965	807

Total Shareholders’ Equity	382,958	365,073

Total Liabilities and Shareholders’ Equity	$604,060	$591,135

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Product sales	$57,333	$54,783	$114,643	$103,538
Cost of product sales	23,648	22,654	46,445	42,762

Gross profit	33,685	32,129	68,198	60,776

Operating expenses:
Selling, general and administrative	19,134	19,191	41,079	37,251
Research and development	10,767	9,757	21,660	19,342
Amortization of purchased intangible assets	3,143	2,973	6,296	5,947
Litigation	—	390	—	447

Total operating expenses	33,044	32,311	69,035	62,987

Income (loss) from operations	641	(182)	(837)	(2,211)
Other income and (expense):
Interest expense	(1,074)	(1,005)	(2,142)	(2,108)
Interest income and other	1,766	1,791	3,953	3,492

Income (loss) before income tax benefit (expense)	1,333	604	974	(827)
Income tax benefit (expense)	(80)	(267)	4	234

Net income (loss)	$1,253	$337	$978	$(593)

Net income (loss) per share, basic and diluted	$0.02	$0.01	$0.02	$(0.01)

Shares used to compute net income (loss) per share:
Basic	53,370	52,291	53,055	52,254
Diluted	54,728	53,316	54,421	52,254
See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$978	$(593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,755	9,958
Investment discount amortization	369	114
Write-down of investment	215	—
Non-cash interest and other expenses	542	401
Tax benefit related to stock options	1,961	2,120
Share-based compensation expense	6,231	5,441
Excess tax benefits from share-based compensation	(1,147)	(1,985)
Loss on disposal of assets	50	10
Change in net deferred tax liability	(925)	(2,359)
Changes in assets and liabilities:
Receivables	538	447
Inventories	(10,094)	694
Prepaid expenses and other assets	(1,185)	(117)
Accounts payable and other liabilities	(5,172)	(4,949)
Income taxes	(4,137)	(1,011)
Other	(55)	(97)

Net cash provided by (used in) operating activities	(1,076)	8,074

Cash flows from investing activities:
Purchases of investments	(202,283)	(111,475)
Sales of investments	144,375	73,908
Maturities of investments and restricted investments	1,712	31,020
Purchases of property, plant and equipment, net	(3,408)	(20,802)

Net cash used in investing activities	(59,604)	(27,349)

Cash flows from financing activities:
Proceeds from stock option exercises	8,612	9,754
Proceeds from stock issued under employee stock purchase plan	1,084	860
Excess tax benefits from share-based compensation	1,147	1,985
Repurchase and retirement of common shares	(775)	(16,112)

Net cash provided by (used in) financing activities	10,068	(3,513)

Effect of exchange rate changes on cash and cash equivalents	48	315

Net decrease in cash and cash equivalents	(50,564)	(22,473)
Cash and cash equivalents at beginning of period	67,453	35,109

Cash and cash equivalents at end of period	$16,889	$12,636

Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,600	$1,042

Cash paid for interest	$1,707	$1,707

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$1,977	$855

See notes to condensed consolidated financial statements.

THORATEC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income (loss)	$1,253	$337	$978	$(593)

Other net comprehensive income (loss):
Unrealized gain (loss) on investments (net of taxes of $55 and $49 for the three months ended and $55 and $87 for the six months ended June 30, 2007 and July 1, 2006, respectively)	(83)	73	(82)	131
Foreign currency translation adjustments (net of taxes of none and $79 for the three months ended and none and $90 for the six months ended June 30, 2007 and July 1, 2006, respectively)	225	276	240	315

Comprehensive income (loss)	$1,395	$686	$1,136	$(147)

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
2. Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” on December 31, 2006. Under FIN 48, tax positions are evaluated for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As a result, of adopting FIN 48, we reported a cumulative-effect adjustment of $0.5 million which increased our accumulated deficit as of December 31, 2006.
     On December 31, 2006, we had $9.3 million of unrecognized tax benefits, of which $3.9 million would impact our effective tax rate if recognized. An unrecognized tax benefit under FIN 48 is the difference between a tax position taken (or expected to be taken) in a tax return and the benefit measured and recognized in a company’s financial statements in accordance with the guidelines set forth in FIN 48. The Company’s liability for unrecognized tax benefits decreased by approximately the $0.5 million in the first half of 2007 to reflect the impact of a payment to the State of New Jersey in settlement of a tax audit with respect to years 1997 through 2000. On June 30, 2007, we had $8.8 million of unrecognized tax benefits, of which $3.6 million would impact our effective tax rate, if recognized. In addition, in 2007, the Company intends to file or amend its tax returns in certain jurisdictions, which will further decrease the liability for unrecognized taxes benefits by approximately $2.4 million as a result of the payment of additional tax expected to be due.
     Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense. On December 31, 2006, gross interest accrued associated with unrecognized income tax benefits was approximately $0.8 million and the corresponding benefit for the interest deduction was approximately $0.3 million resulting in a net balance of approximately $0.5 million. On June 30, 2007, gross interest accrued associated with unrecognized income tax benefits was approximately $0.6 million and the benefit of the interest deduction was approximately $0.2 million resulting in a net balance of approximately $0.4 million because interest payments were made during the six month period ending June 30, 2007. The amount of penalties accrued on unrecognized income tax benefits included in our condensed consolidated balance sheet was $0.1 million at June 30, 2007.
     We are currently under income tax audit in the State of California for 2003 and 2004, Massachusetts for 2003 and 2004, and Pennsylvania for an unspecified number of years. In February 2007, we concluded our audit with the State of New Jersey for the years 1997 through 2000. A payment of approximately $1.0 million, including penalties and interest, made to the State of New Jersey in respect of those years, resulted in a decrease to our reserves for unrecognized tax benefits. In addition, to the extent we are deemed to have sufficient connection to a particular jurisdiction to enable that jurisdiction to tax us, but we have not filed an income tax return in that jurisdiction for the year(s) at issue, the jurisdiction would be able to assert a tax liability for such years without limitation on the number of years it may examine.

     Our effective income tax rates were 6% and 44% for the three months ended June 30, 2007 and July 1, 2006, respectively. This decrease in our tax rate of 38% was primarily due to a 2006 second quarter cumulative-effect tax adjustment based on revised annual projected earnings. Our effective tax rates were (0.4)% and 28% for the six months ended June 30, 2007 and July 1, 2006, respectively. This decrease in our effective tax rate of 28% on a comparative basis was primarily due to increased interest income from tax favorable investments, nondeductible stock based compensation costs under SFAS No. 123(R) and continuing benefits related to research and development tax credits.
     At June 30, 2007 and December 30, 2006, we reported a net deferred tax liability of approximately $38.4 million and $38.8 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.
3. Recently Issued Accounting Pronouncements
     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FSP FIN 48-1”), which amends FIN 48, to provide guidance on how we should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, we do not plan to appeal, and it is remote that the taxing authority would re-examine the tax position in the future. This FSP FIN 48-1 did not have a material impact to our application of FIN 48, which we adopted on December 31, 2006. See further discussion regarding our implementation of FIN 48 in Note 2.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits us to choose, at specified election dates, eligible instruments to measure at fair value (“Fair Value Option”). Unrealized gains and losses on instruments for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument-by-instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. If we elect to adopt the Fair Value Option, we would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the instrument for which the Fair Value Option is elected from and after January 1, 2008. We have not yet determined whether we will elect to apply the Fair Value Option or the impact that such election may have on our consolidated financial position, operating results or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our 2008 fiscal year.
4. Cash and cash equivalents
     Cash and cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.
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

     For all investments, temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income (loss). Unrealized losses on investments were $0.2 million and $0.2 million as of June 30, 2007 and July 1, 2006, respectively. We have determined that the investments had no impairments that were other than temporary. The specific identification method is used to determine realized gains and losses on investments.
6. Financial Instruments
     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our mechanical circulatory support products who report to our U.S. sales and marketing group and are internally reported as part of our Cardiovascular division. All assets and liabilities of our non-U.S. operations stated in UK pounds are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in comprehensive income (loss). The period-end translation of the non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s consolidated balance sheet that are not denominated in UK pounds) at the period-end exchange rates result in foreign currency gains and losses, which are included in our condensed consolidated statements of operations in “Interest income and other.”
     We use forward foreign currency contracts to hedge the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s consolidated balance sheet that are not denominated in UK pounds). These contracts typically have maturities of three months or less.
     Our financial instrument contracts qualify as derivatives under SFAS No. 133 “Accounting for Derivative Instrument and Hedging Activities” and we value these contracts at the estimated fair value at June 30, 2007. The change in fair value of the forward currency contracts is included in “Interest income and other,” and offsets the foreign currency exchange gains and losses in the condensed consolidated statement of operations. The impact of these foreign currency contracts was none and a loss of $0.2 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and none and a loss of $0.3 million for the six months ended June 30, 2007 and July 1, 2006, respectively. The impact of the foreign currency translation adjustments from conducting our foreign operations was a loss of $0.1 million and a gain of $0.2 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and none and a gain of $0.3 million for the six months ended June 30, 2007 and July 1, 2006, respectively.
     As of June 30, 2007, we had forward contracts to sell euros with a notional value of 5.4 million and purchase UK pounds with a notional value of 3.0 million and as of July 1, 2006 we had forward contracts to sell euros with a notional value of 4.4 million and purchase UK pounds with a notional value of 2.0 million. As of June 30, 2007, our forward contracts had an average exchange rate of one U.S. dollar to 0.7415 euros and one U.S. dollar to 0.5010 UK pounds. It is highly uncertain how currency exchange rates will fluctuate in the future.
7. Inventories
     Inventories consisted of the following:

	As of
	June 30,	December 30,
	2007	2006
	(in thousands)
Finished goods	$25,823	$22,527
Work in process	8,365	7,008
Raw materials	23,822	20,131

Total	$58,010	$49,666

     The increase in inventory is primarily due to build-up of HeartMate II products in preparation of the launch, the build-up of CentriMag as a result of the distribution arrangement with Levitronix LLC (“Levitronix”) and the build-up of inventory at our ITC division due to increased sales of the hospital point-of-care and alternate site products.

8. Property, Plant and Equipment, net
     Property, plant and equipment, net, consisted of the following:

	As of
	June 30,	December 30,
	2007	2006
	(in thousands)
Land	$4,096	$4,096
Building	12,040	12,038
Building lease	2,285	2,285
Equipment	51,044	47,904
Rental equipment	10,131	8,612
Building and leasehold improvements	16,775	16,258

Total	96,371	91,193
Accumulated depreciation and amortization	(49,862)	(45,385)

Property, plant and equipment, net	$46,509	$45,808

     Depreciation expense was $2.4 million and $2.1 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $4.5 million and $4.0 million for the six months ended June 30, 2007 and July 1, 2006, respectively.
9. Other Assets
     On August 23, 2006, we purchased a $5 million convertible debenture from Levitronix, a company with which we have a distribution arrangement to sell Levitronix products. The convertible debenture is a long-term note receivable with an annual interest rate of 5.7%, to be accrued monthly and at the option of Levitronix, paid in cash or in-kind semi-annually on each February 23rd and August 23rd until its maturity on August 23, 2013. We may convert the debenture at any time at our option into membership interests of Levitronix at a conversion price of $4.2857, which may be adjusted as a result of certain corporate events. This conversion feature is not an embedded derivative under SFAS No. 133 because the membership interests of the issuer are not readily convertible to cash. If we had converted the debenture at June 30, 2007, our ownership interest in Levitronix would have been less than 5%.
     The $5 million outstanding principal amount of the Levitronix convertible debenture, plus accrued but unpaid interest thereon, is included in “Other assets” on our condensed consolidated balance sheet.
10. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill was $98.5 million as of June 30, 2007 and December 30, 2006, $94.1 million of which is attributable to our Cardiovascular division and $4.4 million of which is attributable to International Technidyne Corporation’s (“ITC”) acquisition of the outstanding common shares of privately held A-VOX Systems, Inc. (“Avox”).
     In February 2001, we merged with Thermo Cardiosystems, Inc. (“TCA”). Prior to the merger with TCA (the “Merger”), TCA was a subsidiary of Thermo Electron Corporation (“TCI”). The components of identifiable intangible assets related to the Merger include: patents and trademarks, core technology (Thoralon, our patent protected bio-material), and developed technology (patent technology, other than core technology, acquired in the Merger). The components of intangible assets related to the Avox acquisition include: patents and trademarks, developed technology and customer and distributor relationships and other. The combined components included in purchased intangibles on the condensed consolidated balance sheets are as follows:

	As of June 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$38,515	$(23,227)	$15,288
Core technology	37,485	(11,034)	26,451
Developed technology	125,742	(40,152)	85,590
Customer and distributor relationships and other	897	(173)	724

Total purchased intangible assets	$202,639	$(74,586)	$128,053

	As of December 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$38,515	$(21,350)	$17,165
Core technology	37,485	(10,275)	27,210
Developed technology	125,742	(36,564)	89,178
Customer and distributor relationships and other	897	(101)	796

Total purchased intangible assets	$202,639	$(68,290)	$134,349

     Amortization expense related to purchased intangible assets, net, was $3.1 million and $3.0 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $6.3 million and $5.9 million for the six months ended June 30, 2007 and July 1, 2006, respectively. The Company acquired Avox during the fourth quarter of 2006, which acquisition will increase amortization expense for 2007 by approximately $0.7 million. We determined the fair value of the Avox acquisition based upon the estimated fair value of assets and liabilities by using an income approach for valuation of intangibles, which projects the associated revenues, expenses and cash flows attributable to the customer base, and the market value approach for valuation of other assets and liabilities, which considers the price at which comparable assets have been or are being purchased. Assuming no further acquisitions by Thoratec, amortization expense is expected to be approximately $12.6 million for each of the next five years. Patents and trademarks have useful lives of eight to twenty years, core and developed technology assets have useful lives ranging from six to twenty-four years, and customer and distributor relationships and other have useful lives ranging from six to eleven years.
11. Contingencies
     From time to time we are involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain and adverse outcomes are possible.
12. Long-Term Debt
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

     The deferred debt issuance costs of $2.4 million, net of $1.9 million in amortization, are included in “Other assets” on the condensed consolidated balance sheet as of June 30, 2007. The deferred debt issuance costs are amortized on a straight line basis until May 16, 2011 at which time the Company can redeem the notes. These costs are included in “Interest expense” in our condensed consolidated statements of operations.
     Holders of the senior subordinated convertible notes may convert their notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount at maturity of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding the calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Holders may surrender their senior subordinated convertible notes for conversion on or before May 16, 2029 during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day. However, in such event, if on the day before any conversion the closing sale price of our common stock is greater than the accreted conversion price (i.e., the issue price of the note plus accrued original issue discount divided by the conversion rate) but less than or equal to 120% of the accreted conversion price, instead of shares of our common stock based on the conversion rate, holders will receive cash or common stock, or a combination of each at our option, with a value equal to the accreted principal amount of the notes plus accrued but unpaid interest as of the conversion date. Additionally, holders may convert their senior subordinated convertible notes if we call them for redemption or if specified corporate transactions or significant distributions to holders of our stock have occurred. As of June 30, 2007, no notes had been converted or called.
     Holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if we experience a change in control or a termination of trading of our common stock, each holder may require us to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, a make-whole premium. This premium is considered an embedded derivative under SFAS No. 133 and has been bifurcated from the senior subordinated convertible notes and recorded at its estimated fair value of $0.1 million at June 30, 2007. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, our stock price, the volatility of our stock, the probability of our being acquired and the probability of the type of consideration used by a potential acquirer.
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
     The aggregate fair value of the senior subordinated convertible notes at June 30, 2007, based on market quotes, was $165.8 million.

13. Share-Based Compensation
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
     Under the modified prospective transition method, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006, that are subsequently modified, repurchased or cancelled including compensation cost for all share based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as adjusted for estimated forfeitures and compensation cost for all share-based payments granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     Share-based compensation expense is measured based on the grant-date fair value of the share-based awards. We recognize share-based compensation expense for the portion of the award that will ultimately be expected to vest over the requisite service period for those awards with graded vesting and service conditions. We develop an estimate of the number of share-based awards, which will ultimately vest primarily based on historical experience. The estimated forfeiture rate is re-assessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests.
     Share-based compensation has been classified in the income statement or capitalized on the balance sheet in the same manner as compensation that is paid to our employees. Share-based compensation expense for the three and six months ended June 30, 2007 were $2.7 million and $6.2 million, respectively, and for the three and six months ended July 1, 2006 were $2.6 million and $5.0 million, respectively. As of June 30, 2007, share-based compensation expense of $0.7 million was capitalized to inventory.
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS No. 123(R), beginning in 2006 our condensed consolidated statements of cash flows present the excess tax benefits from the exercise of stock options as financing cash flows. For the six months ended June 30, 2007, $1.1 million of tax benefits were reported as financing cash flows rather than operating cash flows.
     Cash proceeds from the exercise of stock options were $8.6 million and the cash proceeds from our employee stock purchase plan were $1.1 million for the six months ended June 30, 2007. The actual income tax deduction realized from stock option exercises was $2.0 million for the same period.
Equity Plans
     In 1993, our Board of Directors approved the 1993 Stock Option Plan (“1993 SOP”), which permitted us to grant options to purchase up to 666,667 shares of our common stock. This plan expired in 2003 and no options were granted after its expiration. Prior to its expiration, all available options under the plan were granted.
     In 1996, the Board of Directors and our shareholders approved the 1996 Stock Option Plan (“1996 SOP”) and the 1996 Non-employee Directors Stock Option Plan (“Directors Option Plan”). The Directors Option Plan was amended by the Board of Directors in November 1996, amended again by approval of our shareholders in May 1997, amended again by approval of our shareholders in May 1999, amended again by the Board of Directors in February 2003, amended again by approval of our shareholders in May 2003, and amended again by the Board of Directors in October 2003. The 1996 SOP consists of two parts. Part One permitted us to grant options to purchase up to 500,000 shares of common stock. This plan expired in February 2006. Part Two related to the former Chief Executive Officer, D. Keith Grossman, and permitted us to grant non-qualified options to Mr. Grossman to purchase up to 333,333 shares of common stock, all of which were granted in 1996. The Directors Option Plan, as amended, permitted us to grant options for a total of up to 550,000 shares of our common stock and provided for an initial grant to a director of an option to purchase 15,000 shares upon appointment to the Board, and annual grants thereafter to purchase 7,500 shares (granted in four equal installments). Provisions also include immediate vesting of both the initial and annual grants and a five year term of the options. In addition, the plan administrator has been provided with the discretion to impose any repurchase rights in our favor on any optionee. The Directors Option Plan expired in February 2006 and no options were granted under the Directors Option Plan in the three and six months ended June 30, 2007.

     In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“1997 SOP”). The 1997 SOP was amended by approval of our shareholders in February 2001, amended by the Board of Directors in December 2001, amended again by approval of our shareholders in May 2003, and amended again by the Board of Directors in March 2006. The 1997 SOP allowed us to grant up to a total of 13.7 million shares of common stock in the form of stock options, restricted stock awards, and stock bonuses. This plan expired in May 2006 and no options were granted under the 1997 SOP in the three and six months ended June 30, 2007.
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”), and in May 2006 the 2006 Plan was amended by the Board of Directors and approved by our shareholders. The 2006 Plan allows us to grant to employees and directors of, and consultants to, the Company up to a total of 2.2 million shares of stock in the form of options, restricted stock bonuses, restricted stock purchases, restricted stock units, stock appreciation rights, phantom stock units, performance share bonuses, and performance share units. The 2006 Plan stipulates that no more than 50% of the authorized shares may be issued as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses or performance share units. During the six months ended June 30, 2007, 560,583 options were granted under the 2006 Plan at fair market value and 518,640 shares of restricted stock and restricted stock units were granted under this plan. At June 30, 2007, 0.9 million shares remained available for grant under the 2006 Plan.
Stock Options
     Five of the common stock option plans or equity incentive plans described above had options outstanding at June 30, 2007, with only the 2006 Plan available for future grants. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Vesting of options granted to officers will be accelerated in certain circumstances following a change in control of the Company.
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
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Risk-free interest rate (weighted average)	4.73%	5.02%	4.81%	4.53%
Expected volatility	40%	40%	40%	40%
Expected option life (years)	5.02 to 6.06	3.52 to 4.62	5.08 to 6.06	3.84 to 5.22
Dividends	None	None	None	None
     The weighted average fair value of the stock options granted during the six months ended June 30, 2007 was $8.10 per share.
     At June 30, 2007, there was $7.4 million of unrecognized compensation expense related to stock options, which expense we expect to recognize over a weighted average period of 1.66 years. The aggregate intrinsic value of in-the-money options outstanding, based on the closing price of the Company’s common stock on June 29, 2007, the last trading day in the six months ended June 30, 2007, of $18.39 per share, was $24.5 million, and the aggregate intrinsic value of options exercisable was $22.3 million. The total intrinsic value of options exercised was $5.4 million for the six months ended June 30, 2007.

     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding options at December 30, 2006	6,585	$14.65	6.74
Granted	561	18.26
Exercised	(727)	11.84
Forfeited or expired	(170)	17.13

Outstanding options at June 30, 2007	6,249	$15.24	6.45

Outstanding options exercisable at June 30, 2007	4,259	$13.53	5.41

Outstanding options expected to become exercisable at June 30, 2007	5,778	$14.90	6.26

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
     In the first six months of 2007, we issued restricted stock under the 2006 Plan to employees and directors. As of June 30, 2007, we had $10 million of unrecognized compensation expense associated with these restricted stock awards, which amount we expect to recognize over a weighted-average period of 3.36 years. The total fair value of the shares for which the restriction period lapsed during the six months ended June 30, 2007 was $2.4 million.
     Restricted stock activity is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at December 30, 2006	422	$17.63
Granted	504	18.21
Vested	(133)	16.53
Forfeited or expired	(28)	18.53

Outstanding unvested restricted stock at June 30, 2007	765	$18.17

Restricted Stock Units
     In the first six months of 2007, we granted restricted stock units with no exercise price to certain of our non-U.S. employees under the 2006 Plan. At June 30, 2007, there was $0.3 million of unrecognized compensation expense related to these restricted stock units, which amount we expect to recognize over a weighted-average period of 3.31 years. The aggregate intrinsic value of the units outstanding, based on the Company’s stock price on June 30, 2007, was $0.4 million.
     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	(in years)
Outstanding units at December 30, 2006	10	$19.08	1.74
Granted	14	18.25
Released	(2)	20.27
Forfeited or Expired	—	—

Outstanding units at June 30, 2007	22	$18.47	1.94

Employee Stock Purchase Plan
     In May 2002, our shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1st of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on March 1, 2006 and our Board of Directors specified no increase as of March 1, 2007. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the six months ended June 30, 2007, 84,752 shares of common stock were issued under the ESPP. As of June 30, 2007, approximately 134,336 shares remained available for issuance under this plan.
     The estimated subscription date fair value of the current offering under the ESPP is approximately $0.3 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	5.01%
Expected volatility	40%
Expected option life	0.50 years
Dividends	None
     At June 30, 2007, there was approximately $0.2 million of unrecognized compensation expense related to ESPP subscriptions that began on April 1, 2007, which amount we expect to recognize during the third and fourth quarters of 2007.
14. Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income (loss)	$1,253	$337	$978	$(593)

Weighted average number of common shares-basic	53,370	52,291	53,055	52,254
Dilutive effect of stock-based compensation plans	1,358	1,025	1,366	—

Weighted average number of common shares-diluted	54,728	53,316	54,421	52,254

Net income (loss) per common share, basic and diluted	$0.02	$0.01	$0.02	$(0.01)

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 2.5 million shares and 4.4 million shares of common stock for the three months ended June 30, 2007 and July 1, 2006, respectively, were not included in the computation of diluted income per share as their inclusion would be antidilutive. Options to purchase 2.5 million shares and 2.3 million shares of common stock were not included in the computation of diluted income or losses per share for the six months ended June 30, 2007 and July 1, 2006, respectively, as their inclusion would be antidilutive. In addition, the computation of diluted net income (loss) per share for the three and six months ended June 30, 2007 and July 1, 2006, excludes the effect of assuming the conversion of our senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive for those periods.
     Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common stock, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. None and 1.0 million shares of our common stock were repurchased under our publicly announced repurchase programs during the six months ended June 30, 2007 and July 1, 2006, respectively. All repurchased shares have been retired and are not included in the net income (loss) per common share computation.

15. Business Segment and Geographical Data
     We organize and manage our business by functional operating entities. Our functional entities operate in two segments: Cardiovascular and ITC. The Cardiovascular segment designs, develops, manufactures and markets proprietary medical devices used for mechanical circulatory support and vascular graft applications. The ITC segment designs, develops, manufactures and markets proprietary point-of-care diagnostic test systems and incision devices.
     Business Segments:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
		As Restated		As Restated
		(e)		(e)
	(in thousands)
Product sales:
Cardiovascular	$34,153	$35,797	$69,691	$65,612
ITC	23,180	18,986	44,952	37,926

Total product sales	$57,333	$54,783	$114,643	$103,538

Income (loss) before income taxes and other:
Cardiovascular (a)(d)	$1,268	$2,700	$2,395	$3,336
ITC(a)(d)	1,861	796	3,259	1,486
Corporate (b)(d)	(2,488)	(3,288)	(6,491)	(6,586)
Litigation (c)	—	(390)	—	(447)

Income (loss) from operations	641	(182)	(837)	(2,211)
Other income and (expense):
Interest expense (b)	(1,074)	(1,005)	(2,142)	(2,108)
Interest income and other (b)	1,766	1,791	3,953	3,492

Income (loss) before income tax benefit (expense)	$1,333	$604	$974	$(827)

	As of
	June 30,	December 30,
	2007	2006
	(in thousands)
Total assets:
Cardiovascular	$319,520	$319,604
ITC	61,471	58,030
Corporate (b)	223,069	213,501

Total assets	$604,060	$591,135

(a)	Includes amortization expense on purchased intangible assets of $2.9 million and $5.9 million for the three and six months ended June 30, 2007, respectively, and $2.9 million and $5.9 million for the three and six months ended July 1, 2006, respectively, related to the Cardiovascular segment. The ITC segment includes amortization expense on purchased intangible assets of $0.2 million and $0.4 million for the three and six months ended June 30, 2007, respectively, and $40,000 and $79,000 for the three and six months ended July 1, 2006, respectively.

(b)	Represents unallocated costs and income, not specifically identified to any particular business segment.

(c)	Relates to litigation expenses not specifically identified to a particular business segment.

(d)	Includes SFAS No. 123(R) expense of $1.5 million, $0.8 million and $0.6 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended June 30, 2007 and $1.4 million, $0.8 million and $0.4 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended July 1, 2006 and SFAS No. 123(R) expense of $3.4 million, $1.6 million and $1.2 million for Cardiovascular, ITC and Corporate, respectively, for the six months ended June 30, 2007 and $2.8 million, $1.5 million and $0.7 million for Cardiovascular, ITC and Corporate, respectively, for the six months ended July 1, 2006.

(e)	The restatement is to reclassify certain general and administrative expenses from the Corporate to the Cardiovascular segment on a basis consistent with our 2005 Annual Report on Form 10-K. As a result of this restatement, for the three months ended July 1, 2006, income before taxes from the Cardiovascular segment increased by $1.3 million and the loss before taxes from Corporate increased by $1.3 million. In addition, for the six months ended July 1, 2006, income before taxes from the Cardiovascular segment decreased by $0.4 million and the loss before taxes from Corporate decreased by $0.4 million.

Geographic Areas:
The geographic composition of our product sales was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(in thousands)
Domestic	$41,222	$42,065	$84,900	$78,711
International	16,111	12,718	29,743	24,827

Total product sales	$57,333	$54,783	$114,643	$103,538

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
     For advanced HF we develop, manufacture and market proprietary medical devices used for mechanical circulatory support. Our primary product lines are our ventricular assist devices (“VADs”): the Thoratec Paracorporeal Ventricular Assist Device (“PVAD”), the Thoratec Implantable Ventricular Assist Device (“IVAD”), the HeartMate Left Ventricular Assist System (“HeartMate XVE”), and the HeartMate II Left Ventricular Assist System (“HeartMate II”). We refer to the PVAD and the IVAD collectively as the “Thoratec product line.” The PVAD, IVAD and the HeartMate XVE are approved by the U.S. Food and Drug Administration (“FDA”) and CE Mark approved in Europe. The HeartMate II is CE Mark approved in Europe and is in a Phase II pivotal trial in the U.S. We also manufacture a vascular access graft for renal dialysis.
     In August 2006, we began marketing the CentriMag Blood Pumping System (“CentriMag”) for acute HF. CentriMag is manufactured by Levitronix LLC (“Levitronix”) and distributed by us in the U.S. under a distribution agreement with Levitronix.
     In addition to our circulatory support products, we also develop, manufacture and market point-of-care diagnostic test systems for hospital point-of-care and alternate site point-of-care markets, as well as incision products.
Our Business Model
     Our business is comprised of two operating divisions: Cardiovascular and ITC.
     The product line of our Cardiovascular division is:
•	Circulatory Support Products. Our mechanical circulatory support products include the PVAD, IVAD, HeartMate XVE, HeartMate II and CentriMag for acute, intermediate and long-term mechanical circulatory support for patients with advanced HF. We also manufacture and sell small diameter grafts using our proprietary materials to address the vascular access market for hemodialysis.

     The product lines of our ITC division are:
•	Point-of-Care Diagnostics. Our point-of-care products include diagnostic test systems that monitor blood coagulation while a patient is being administered certain anticoagulants, as well as monitor blood gas/electrolytes, oxygenation and chemistry status.

•	Incision. Our incision products include devices used to obtain a patient’s blood sample for diagnostic testing and screening for platelet function.
Cardiovascular Division
     Our product portfolio of implantable and external mechanical circulatory support devices includes the following:
•	The PVAD is an external, pulsatile ventricular assist device for short to intermediate term mechanical circulatory support. This device provides left, right and biventricular mechanical circulatory support. The PVAD is approved by the FDA for use as a bridge-to-transplantation (“BTT”), including home discharge, and for post-cardiotomy myocardial recovery.

•	The IVAD is an implantable, pulsatile, ventricular assist device approved for BTT, including home discharge, and for post-cardiotomy myocardial recovery and provides left, right, or biventricular mechanical circulatory support. The IVAD utilizes the same internal working components as the PVAD, but has an outer housing made of a titanium alloy that makes it more suitable for implantation.

•	The HeartMate XVE is an implantable, pulsatile, left ventricular assist device for intermediate and longer-term mechanical circulatory support and is the only device approved in the U.S., Europe and Canada for permanent support of patients ineligible for heart transplantation. The unique, textured blood-contacting surface of this device eliminates the need for systemic anticoagulation. The system is comprised of the blood pump and a wearable controller and batteries providing a high degree of patient freedom and mobility.

•	The HeartMate II is an implantable, continuous flow, left ventricular assist device consisting of a miniature rotary blood pump designed to provide intermediate and long-term mechanical circulatory support. Its design is intended to be not only smaller, but also simpler, quieter, and longer lasting than other commercially available ventricular assist devices. The HeartMate II is CE Mark approved for distribution in Europe, and is in Phase II pivotal trial in the U.S.

•	CentriMag is an external device for short-term mechanical circulatory support consisting of a single-use blood pump, a motor and a device console. This device is 510(k) approved by the FDA for patients requiring extracorporeal circulatory support during cardiac surgery.
     We market a portfolio of VAD products to provide mechanical circulatory support for a range of needs for patients suffering from HF. The primary market of our VAD products is for those patients suffering from late stage advanced HF. This type of HF is a chronic disease that occurs when degeneration of the heart muscle reduces the pumping power of the heart, causing the heart to become too weak to pump blood at a level adequate to meet the body’s demands. HF can be caused by artery or valve diseases or a general weakening of the heart muscle itself. Other conditions, such as high blood pressure or diabetes, can also lead to HF.
     In the U.S., there are currently two FDA-approved indications for the long-term use of VADs in patients with late stage HF: for BTT and for permanent support, known as Destination Therapy (“DT”). In addition to the chronic HF markets, VADs are also used to treat acute HF.
     On April 7, 2003, the FDA approved the HeartMate XVE, an enhanced version of the HeartMate VE, for DT. We are the only company to offer a VAD approved by the FDA for DT and this approval marks the first time a VAD has been approved as a permanent treatment for late-stage HF patients who do not qualify for heart transplants because of age or extenuating health circumstances, and who otherwise have a life expectancy of less than two years. The FDA’s decision to approve the HeartMate VAD for DT was based on data from a prospective randomized multi-center clinical trial called Randomized Evaluation of Mechanical Assistance for the Treatment of Congestive Heart Failure (also known as REMATCH), which showed our HeartMate device nearly doubled and tripled survival over the drug therapy group at one and two years, respectively.

     The HeartMate II is designed to improve survival and quality of life and to provide five to ten years of mechanical circulatory support for a broad range of advanced HF patients. The HeartMate II is a small, implantable, continuous flow ventricular assist device. In addition to being significantly smaller than the HeartMate XVE, with only one moving part the HeartMate II is simpler and designed to operate more quietly than pulsatile devices. More than 700 patients worldwide have been implanted with the HeartMate II as of July 27, 2007. The Investigational Device Exemption (“IDE”) for our pivotal trial in the U.S. for both BTT and DT indications was fully approved by the FDA in May 2005. Enrollment in the BTT arm of the trial was completed in May 2006 and the Pre-Market Approval (“PMA”) application was submitted to the FDA in December 2006 with additional enrollment ongoing under an approved continued access protocol (“CAP”). The DT arm of the trial has been completely enrolled with two year follow-up ongoing. Additional patients are being enrolled in the DT arm under an approved CAP. We sell the HeartMate II in Europe under CE Mark approval received in November 2005.
     We estimate that doctors worldwide have implanted more than 11,000 of our devices, primarily in patients awaiting a heart transplant or who require permanent support.
     In August 2006, we entered into a distribution agreement under which we will distribute the CentriMag blood pump in the U.S. The initial term of the agreement expires in 2011. This device is 510(k) approved by the FDA for patients requiring short-term extracorporeal circulatory support.
     In addition to our cardiac assist products, we sell vascular access graft products used in hemodialysis for patients with late-stage renal disease.
ITC Division
     The following are our major point-of-care diagnostic test systems and incision products:
•	The Hemochron point-of-care coagulation system is used to monitor a patient’s coagulation while being administered anticoagulants in various settings. For instance, it is used in the cardiovascular operating room and cardiac catheterization lab to monitor the drug Heparin, and in an anticoagulation clinic to monitor the drug warfarin. The system consists of a small portable analytical instrument and disposable test cuvettes.

•	The IRMA point-of-care blood gas/electrolyte and chemistry system is used to monitor a patient’s blood gas/electrolyte and chemistry status. The system consists of a small, portable analytical instrument and disposable test cartridges.

•	The AVOXimeter system is used to assess a patient’s oxygenation status and is commonly used in the cardiac catherization lab, the intensive care unit (“ICU”), the neonatal intensive care unit (“NICU”) and the emergency department. The system consists of a small, portable instrument and disposable test cuvettes.

•	The ProTime coagulation monitoring system is used to monitor patients’ coagulation while they are taking oral anticoagulants such as warfarin, and can be prescribed for use by patients at home or can be used in the physician’s office or clinic. The system consists of a small, portable analytical instrument and disposable test cuvettes.

•	The Hemoglobin Pro is used by professionals, mainly in the doctor’s office, to test for anemia. It provides quick results from a very small blood sample. The system consists of a small, portable, hand-held test meter and disposable test strips.

•	The Tenderfoot, the Tenderlett and the Surgicutt incision products are used by professionals to obtain a patient’s blood sample for diagnostic testing. The Tenderfoot is a “heel stick” used for infant testing, the Tenderlett is used for finger incisions and the Surgicutt is used to perform screening tests to determine platelet function. These products feature permanently retracting blades for safe, incision with minimal pain, as compared to traditional lancets, which puncture the skin.
     The Hemochron, IRMA and AVOXimeter systems are primarily sold into the hospital point-of-care segment of the market. The ProTime and Hemoglobin Pro products are sold into the alternate site (non-hospital) segment of the point-of-care market, comprised of physicians’ offices, long-term care facilities, clinics, visiting nurse associations, and home healthcare companies.

     Our incision products are sold to both the hospital point-of-care and the alternate site point-of-care markets. Our highest revenue-generating incision product is the Tenderfoot.
     In October 2006, we acquired A-VOX Systems, Inc. (“Avox”), a point-of-care company that develops and manufactures portable, bedside AVOXimeter systems to assist clinicians in assessing a patient’s oxygenation status. These systems are used in hospitals in the cardiac catherization lab, the ICU and NICU and the emergency department. We are selling these systems along with our Hemochron and IRMA point-of-care products as well as our data management system which connects all of these systems.
Critical Accounting Policies and Estimates
     We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies and estimates on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies and estimates, see the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2006 Annual Report filed with the SEC. Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. There can be no assurance that actual results will not differ from those estimates and assumptions.
Revenue Recognition
     We recognize revenue from product sales for our Cardiovascular and ITC divisions when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Sales to distributors are recorded when title transfers upon shipment. In addition, one of ITC’s largest distributors has certain limited product return rights and we record a reserve for these returns by applying reasonable estimates based upon historical experience.
     We recognize revenue from sales of certain Cardiovascular division products to first-time customers when we have determined that the customer has the ability to use the products. These sales frequently include products and training services under multiple element arrangements. Training is not considered essential to the functionality of the products. The amount of revenue under these arrangements allocated to training is based upon the fair market value of the training, which is typically performed on behalf of the Company by third party providers. The amount of revenue allocated to Cardiovascular products is made using the fair value method. Under this method, the total value of the arrangement is allocated to the training and the products based on the relative fair market value of the training and products.
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
      The majority of our products are covered by up to a two-year limited manufacturer's warranty from the date of shipment or installation. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated, at which time they are included in “Cost of product sales” in our condensed consolidated statements of operations.
      We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are supportable.
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
     We record a valuation allowance to reduce our deferred income tax assets to the amount that is more-likely-than-not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, on-going tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.
     Determining our deferred tax liabilities involves uncertainties in the assessment of our domestic and foreign operations. We recognize liabilities for anticipated tax liabilities in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are more-likely-than-not to meet the threshold. If we determine that payment of these amounts is not likely, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.
     We adopted FIN 48 on December 31, 2006, as a result of which our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As a result of adopting FIN 48, we reported a cumulative-effect adjustment of $0.5 million which increased our December 31, 2006 accumulated deficit balance.
     On December 31, 2006, we had $9.3 million of unrecognized tax benefits, of which $3.9 million would impact our effective tax rate if recognized. An unrecognized tax benefit under FIN 48 is the difference between a tax position taken (or expected to be taken) in a tax return and the benefit measured and recognized in a company's financial statements in accordance with the guidelines set forth in FIN 48. Our liability for unrecognized tax benefits was reduced by approximately $0.5 million in the first six months of 2007 to reflect the FIN 48 impact of a payment to the State of New Jersey in settlement of a tax audit with respect to years 1997 through 2000. In addition, in the second half of 2007, we intend to file or amend its tax returns in certain jurisdictions and as a result of the liability for additional tax due expects to further decrease unrecognized tax benefits by approximately $2.4 million.
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
Valuation of Share-Based Awards
     We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R). Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of option awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes option pricing model for option grants is based on historical volatility. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially affected.

Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated as a percentage of total product sales:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Product sales	100%	100%	100%	100%
Cost of product sales	41	41	40	41

Gross profit	59	59	60	59
Operating expenses:
Selling, general and administrative	33	35	36	36
Research and development	19	18	19	19
Amortization of purchased intangible assets	6	5	6	6
Litigation	—	1	—	—

Total operating expenses	58	59	61	61
Income (loss) from operations	1	—	(1)	(2)
Interest expense	(2)	(2)	(2)	(2)
Interest income and other	3	3	4	3

Income (loss) before income tax benefit (expense)	2	1	1	(1)
Income tax benefit (expense)	—	—	—	—

Net income (loss)	2%	1%	1%	(1)%

See Note 15 to our condensed consolidated financial statements in this Quarterly Report for data presented by business segment.
Three months ended June 30, 2007 and July 1, 2006
Product Sales
     Product sales in the second quarter of 2007 were $57.3 million compared to $54.8 million in the second quarter of 2006. Cardiovascular sales decreased $1.7 million and ITC sales increased $4.2 million. Product sales changes are due to volume unless otherwise noted. The primary components of the total $2.5 million increase in product sales were the following:
•	Cardiovascular product sales decreased by $1.7 million, because of a decrease in sales of our Thoratec product line resulting from variability in the BTT market and increased usage of short term devices, partially offset by an increase in international sales of HeartMate II. In addition, product sales from CentriMag, contributed to increased sales with no comparative sales in the second quarter of 2006.

•	Point-of-care diagnostic product sales increased by $4.2 million, due primarily to increases in sales of our alternative site and incision products resulting from market expansion and competitor product recalls. In addition, product sales from the AVOXimeter system contributed to the increase in sales in the second quarter of 2007, with no comparative sales in the second quarter of 2006.
     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 28% and 23% of our total product sales in the second quarters of 2007 and 2006, respectively.

Gross Profit
     Gross profit in the second quarter of 2007 was $33.7 million compared to $32.1 million in the second quarter of 2006. As a percentage of product sales, gross profit in both the second quarters of 2007 and 2006 were 59%. Gross profit percentage included the following fluctuations:
•	Cardiovascular gross profit percentage remained consistent, as a result of unfavorable product mix offset by improved foreign currency exchange rates.

•	ITC gross profit percentage increased by 3.0% due to improved manufacturing variances.
Selling, General and Administrative
     Selling, general and administrative expenses in the second quarter of 2007 were $19.1 million, or 33% of product sales, compared to $19.2 million, or 35% of product sales, in the second quarter of 2006. The $0.1 million decrease in expenses was primarily attributable to the following:
•	Cardiovascular costs increased by $0.4 million, primarily due to increase in personnel costs, related to the expansion of our sales force and marketing development initiatives, as we prepare to launch our HeartMate II, partially offset by lower outside consulting expenses.

•	ITC costs increased by $0.3 million, primarily due to higher personnel costs. In addition, there was an increase in selling costs related to AVOXimeter products with no comparative costs in the second quarter of 2006.

•	Corporate costs decreased by $0.8 million because of 2006 CEO transition costs and lower personnel expenses.
Research and Development
     Research and development expenses in the second quarter of 2007 were $10.8 million, or 19% of product sales, compared to $9.8 million, or 18% of product sales, in the second quarter of 2006. Of the $1.0 million increase, of our Cardiovascular and ITC divisions incurred $0.4 million and $0.6 million, respectively. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned. The increase in research and development costs at our Cardiovascular division was due to higher personnel costs, which include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trial expenses, for the Phase II of HeartMate II pivotal trial. The increase in research and development costs at our ITC division increased due to personnel and consulting costs related to product development.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the second quarter of 2007 was $3.1 million as compared to $3.0 million in the second quarter of 2006. The $0.1 million increase in our 2007 expense resulted from intangible assets acquired through our acquisition of Avox in the fourth quarter of 2006.
Interest Expense
     Interest expense was $1.1 million for the second quarter of 2007 as compared to $1.0 million in the second quarter of 2006. Interest expense in the second quarter of 2007 was comprised of $0.9 million in interest costs, and $0.2 million of amortization of the debt issuance costs related to our senior subordinated convertible notes. Interest expense in the second quarter of 2006 was comprised of $0.8 million in interest costs, and $0.2 million of amortization of the debt issuance costs related to our senior subordinated convertible notes.

Interest Income and Other
     Interest income and other for the second quarters of both 2007 and 2006 were $1.8 million. Interest income and other in the second quarter of 2007 included $1.9 million of interest income, partially offset by an impairment loss from an investments of $0.2 million, and in the second quarter of 2006 included $1.7 million of interest income and $0.1 million of lease revenue. The increase in interest income was primarily due to higher short-term interest rates compared to the same quarter last year.
Income Taxes
     Our effective income tax rates were 6% and 44% for the three months ended June 30, 2007 and July 1, 2006, respectively. This decrease in our tax rate of 38% was primarily due to a 2006 second quarter cumulative-effect tax adjustment based on revised annual projected earnings.
     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2007 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will depend on our profitability and could fluctuate significantly.
Six months ended June 30, 2007 and July 1, 2006
Product Sales
     Product sales in the first six months of 2007 were $114.6 million compared to $103.5 million in the first six months of 2006. Cardiovascular sales increased $4.1 million and ITC sales increased $7.0 million. Product sales changes are due to volume unless otherwise noted. The primary components of the total $11.1 million increase in product sales were the following:
•	Cardiovascular product sales increased $4.1 million, primarily due to higher sales of HeartMate II, partially offset by lower sales in our Thoratec product line resulting from variability in the BTT market and increased usage of short term devices. In addition, total product sales from CentriMag also contributed to the increase in sales, with no comparative sales in the first six months of 2006.

•	Point-of-care diagnostic product sales increased by $7.0 million, primarily due to an increase in sales of our hospital point-of-care along with an increase in alternative site and incision products resulting from market expansion and competitor product recalls. In addition, product sales from the AVOXimeter system also contributed to the increase in sales, with no comparative sales in the first six months of 2006.

     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 26% and 24% of our total product sales in the first six months of 2007 and 2006, respectively.
Gross Profit
     Gross profit in the first six months of 2007 was $68.2 million compared to $60.8 million in the first six months of 2006. As a percentage of product sales, gross profit was 60% and 59%, respectively. Gross profit percentage included the following fluctuations:
•	Cardiovascular gross profit percentage increased 0.2% due to improved foreign currency exchange rates offset by unfavorable product mix.

•	ITC division gross profit percentage increased by 3.0% due to improved manufacturing variances.
Selling, General and Administrative
     Selling, general and administrative expenses in the first six months of 2007 were $41.1 million, or 36% of product sales, compared to $37.3 million, or 36% of product sales, in the first six months of 2006. The $3.8 million increase in spending was due to the following:
•	Cardiovascular costs increased by $1.6 million, primarily due to an increase in personnel costs related to our preparation for the launch of our HeartMate II and related increase in share-based compensation costs.

•	ITC costs increased by $1.1 million, primarily due to higher personnel costs and consulting fees. In the first six months of 2007 included costs related to the AVOXimeter products with no comparative costs in the first six months of 2006.

•	Corporate costs increased by $1.1 million because of higher consulting and legal expenses related to the review we conducted of our stock option granting practices in the first six months of 2007 as compared to the first six months of 2006.
Research and Development
     Research and development expenses in the first six months of 2007 were $21.7 million, or 19% of product sales, compared to $19.3 million, or 19% of product sales, in the first six months of, 2006. Of the $2.4 million increase, our Cardiovascular and ITC divisions incurred $1.5 million and $0.9 million, respectively. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The increase in costs at our Cardiovascular division was primarily due to higher personnel costs, which include regulatory and clinical costs associated with our compliance with FDA regulations, and clinical trial expenses for the Phase II of the HeartMate II pivotal trial. The increase in costs at our ITC division was primarily due to higher to personnel and consulting costs related to product development.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the first six months of 2007 was $6.3 million compared to $5.9 million for the first six months of 2006. The $0.4 million increase resulted from intangible assets acquired through our acquisition of Avox in the fourth quarter of 2006.
Interest Expense
     Interest expense for the first six months of both 2007 and 2006 was $2.1 million. The interest expense for the first six months of both 2007 and 2006 is comprised of $1.8 million in interest costs and $0.3 million in amortization of the debt issuance costs related to our senior subordinated convertible notes.

Interest Income and Other
     Interest income and other for the first six months of 2007 was $4.0 million compared to $3.5 million for the first six months of 2006. Interest income and other included $3.9 million of interest income in 2007 and $3.1 million of interest income in 2006. The increase in interest income was primarily due to higher short-term interest rates compared to the same period last year.
Income Taxes
     Our effective tax rates were (0.4)% and 28% for the six months ended June 30, 2007 and July 1, 2006, respectively. This decrease in our effective tax rate of 28% on a comparative basis was primarily due to increased interest income from tax favorable investments, nondeductible stock based compensation costs under SFAS No. 123(R) and continuing benefits related to research and development tax credits.
     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2007 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will depend on our profitability and could fluctuate significantly.
Liquidity and Capital Resources
     At June 30, 2007, we had net working capital of $290.0 million compared with $265.7 million at December 30, 2006. Cash and cash equivalents at June 30, 2007 were $16.9 million compared to $67.5 million at December 30, 2006. The decrease in cash and cash equivalents was mainly due to an increase in net purchases of short-term available-for-sale investments. In addition, we acquired property, plant and equipment, repurchased restricted shares for payment of income withholding taxes due upon vesting and used cash in operations, partially offset by proceeds from exercises of stock options and ESPP exercises.
     Cash used in operating activities for the six months ended June 30, 2007 was $1.1 million. This amount includes cash used in changes in assets and liabilities of approximately $20.2 million and $1.1 million related to excess tax benefits from share-based compensation partially offset by net income for the period of $1.0 million and an increase of positive non-cash adjustments to net income of approximately $19.2 million. The cash used in changes in assets and liabilities were primarily due to $10.1 million increase in inventory, $1.2 million increase in prepaid expenses and other assets, $5.2 million decrease in accounts payable and $4.1 million decrease in accrued income taxes. The positive non-cash adjustments to net income were primarily comprised of $10.8 million for depreciation and amortization, $6.2 million related to share-based compensation expense and $2.0 million of tax benefit related to stock option exercises.

     Investing activities for the six months ended June 30, 2007 used $59.6 million, comprised primarily of $56.2 million net purchases of available-for-sale investments and $3.4 million for purchases of property, plant and equipment, net of $2.0 million in transfers of drivers and demonstration equipment from inventory into fixed assets. The purchased property, plant and equipment included $1.7 million for leasehold improvements and purchases of management information systems equipment. ITC used $1.5 million of cash primarily for facility expansion costs.
     Financing activities for the six months ended June 30, 2007 provided $10.1 million, comprised primarily of $9.7 million from proceeds from stock option exercises and employee stock plan purchases and $1.1 million from excess tax benefits from share-based compensation, partially offset by $0.8 million from repurchases of restricted stock for payment of income withholding taxes due upon vesting.
     We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months. There were no other material changes in contractual obligations outside our normal course of business.
Off Balance Sheet Arrangements
     We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. At June 30, 2007, our Letter of Credit balance was $460,000.
Contractual Obligations
     Upon adoption of FIN 48 on December 31, 2006, we decreased our current taxes payable by approximately $2.5 million and increased our long-term taxes payable by approximately $5.2 million as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. In addition, we made a payment of approximately $1.0 million during the six months ended June 30, 2007 and recognized additional long-term taxes payable of approximately $0.2 million. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes.
     During the second quarter of 2007, we entered into a lease agreement for office space in the U.K. under which we are obligated to pay approximately $0.2 million per year for the next ten years, with the option to renew the lease for a five-year period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     Our investment portfolio is comprised of marketable investments in money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at market value and are treated as available-for-sale. All investments mature within two years or less from the date of purchase. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise the market value of our investments may decline, which could result in a loss if we are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points, the change in our net unrealized loss or gain on investments would be approximately $0.3 million. We do not utilize derivative financial instruments to manage interest rate risk.
     Our senior subordinated convertible notes and the Levitronix convertible debenture do not bear interest rate risk as they were issued at a fixed rate of interest.
Foreign Currency Rate Fluctuations
     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our mechanical circulatory support products who report to our U.S. sales and marketing group and are internally reported as part of our Cardiovascular division. All assets and liabilities of our non-U.S. operations stated in UK pounds are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in comprehensive income (loss). The period-end translation of the non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s consolidated balance sheet that are not denominated in UK pounds) at the period-end exchange rates result in foreign currency gains and losses, which are included in our condensed consolidated statements of operations in “Interest income and other.”

     We use forward foreign currency contracts to hedge the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s consolidated balance sheet that are not denominated in UK pounds). These contracts typically have maturities of three months or less.
     Our financial instrument contracts qualify as derivatives under SFAS No. 133 “Accounting for Derivative Instrument and Hedging Activities” and we value these contracts at the estimated fair value at June 30, 2007. The change in fair value of the forward currency contracts is included in “Interest income and other,” and offsets the foreign currency exchange gains and losses in the condensed consolidated statement of operations. The impact of these foreign currency contracts was none and a loss of $0.2 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and none and a loss of $0.3 million for the six months ended June 30, 2007 and July 1, 2006, respectively. The impact of the foreign currency translation adjustments from conducting our foreign operations was a loss of $0.1 million and a gain of $0.2 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and none and a gain of $0.3 million for the six months ended June 30, 2007 and July 1, 2006, respectively.
     As of June 30, 2007, we had forward contracts to sell euros with a notional value of 5.4 million and purchase UK pounds with a notional value of 3.0 million and as of July 1, 2006 we had forward contracts to sell euros with a notional value of 4.4 million and purchase UK pounds with a notional value of 2.0 million. As of June 30, 2007, our forward contracts had an average exchange rate of one U.S. dollar to 0.7415 euros and one U.S. dollar to 0.5010 UK pounds. It is highly uncertain how currency exchange rates will fluctuate in the future. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates at June 30, 2007 would be approximately $1.4 million.
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
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2007. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is made quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2007 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and then reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes to Internal Controls
     As part of our implementation of section 404 of the Sarbanes Oxley Act of 2002, the Company instituted internal controls that were designed to detect errors. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three months ended June 30, 2007.
     The following table sets forth certain information about our common stock repurchased during the three months ended June 30, 2007:

			Total number	Approximate
			of shares	value of shares
			purchased	authorized to be
			under	purchased under
	Total number		publicly	publicly
	of shares	Average price	announced	announced
	purchased (1)	paid per share	programs (2)	programs
	(in thousands, except per share data)
April 1, 2007 through April 28, 2007	2.2	$21.22	—	$—
April 29, 2007 through May 26, 2007	0.9	18.37	—	—
May 27, 2007 through June 30, 2007	2.1	19.17	—	—

Total	5.2	$19.88	—	$—

(1)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

(2)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common shares, were publicly announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three months ended June 30, 2007.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders was held on May 18, 2007. The following items were voted upon and approved at the meeting:
1.	To elect the following directors to serve for the ensuing year until their successors are elected:

	Number of Votes
	For	Withheld
Gerhard F. Burbach	46,518,672	1,615,905
Howard E. Chase	46,312,625	1,821,952
J. Daniel Cole	46,552,709	1,581,868
Neil F. Dimick	47,980,928	153,649
D. Keith Grossman	46,265,020	1,869,557
J. Donald Hill	47,826,801	307,776
Daniel M. Mulvena	47,885,105	249,472
2.	To ratify of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for its fiscal year ending December 29, 2007:

Number of Votes
For	47,991,524
Against	126,435
Abstain	16,617

ITEM 6. EXHIBITS

10.1	Thoratec Corporation Amended and Restated Deferred Compensation Plan Effective January 1, 2005.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: August 9, 2007	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: August 9, 2007	/s/ David V. Smith
David V. Smith
Chief Financial Officer