Form 10-Q
period 2007-09-29
THORATEC CORP
filed 2007-11-08
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2007
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
Large-accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑
As of October 27, 2007, the registrant had 54,014,105 shares of common stock outstanding.

THORATEC CORPORATION

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
THORATEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	September 29,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,499	$67,453
Short-term available-for-sale investments	196,419	127,025
Restricted short-term investments	—	1,681
Receivables, net of allowances of $1,010 and $491, respectively	39,963	43,718
Inventories	58,857	49,666
Deferred tax assets	5,965	6,623
Prepaid expenses and other assets	13,549	2,986

Total current assets	329,252	299,152

Property, plant and equipment, net	46,480	45,808
Goodwill	98,494	98,494
Purchased intangible assets, net	124,910	134,349
Deferred tax assets	—	1,006
Other assets	15,417	12,326

Total Assets	$614,553	$591,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,106	$13,591
Accrued compensation	13,166	12,043
Accrued income taxes	1,063	3,691
Other accrued liabilities	5,608	4,136

Total current liabilities	30,943	33,461

Senior subordinated convertible notes	143,750	143,750
Long-term deferred tax liability	43,395	46,421
Other	6,966	2,430

Total Liabilities	225,054	226,062

Shareholders’ equity:
Common shares: authorized 100,000; issued and outstanding 53,988 and 52,329, respectively	453,326	427,941
Accumulated deficit	(65,165)	(63,675)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on investments	113	(16)
Cumulative translation adjustments	1,225	823

Total accumulated other comprehensive income	1,338	807

Total Shareholders’ Equity	389,499	365,073

Total Liabilities and Shareholders’ Equity	$614,553	$591,135

See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Product sales	$56,055	$51,747	$170,698	$155,285
Cost of product sales	23,707	22,078	70,152	64,840

Gross profit	32,348	29,669	100,546	90,445

Operating expenses:
Selling, general and administrative	20,873	17,977	61,952	55,228
Research and development	10,712	8,766	32,372	28,108
Amortization of purchased intangible assets	3,143	2,974	9,439	8,921
Litigation	—	—	—	447

Total operating expenses	34,728	29,717	103,763	92,704

Loss from operations	(2,380)	(48)	(3,217)	(2,259)
Other income and (expense):
Interest expense	(1,016)	(1,051)	(3,158)	(3,159)
Interest income and other	2,261	2,186	6,214	5,678

Income (loss) before income taxes	(1,135)	1,087	(161)	260
Income tax benefit (expense)	(273)	403	(269)	637

Net income (loss)	$(1,408)	$1,490	$(430)	$897

Net income (loss) per share, basic and diluted	$(0.03)	$0.03	$(0.01)	$0.02

Shares used to compute net income (loss) per share:
Basic	53,808	51,955	53,303	52,154
Diluted	53,808	52,755	53,303	53,510
See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(430)	$897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,183	15,016
Investment discount amortization	664	88
Write-down of investment	215	—
Non-cash interest and other expenses	1,523	1,483
Tax benefit related to stock options	3,131	2,418
Share-based compensation expense	8,132	7,644
Excess tax benefits from share-based compensation	(1,861)	(2,283)
Loss on disposal of assets	74	9
Change in net deferred tax liability	(1,890)	(5,234)
Changes in assets and liabilities:
Receivables	2,201	(2,466)
Inventories	(11,846)	(2,734)
Prepaid expenses and other assets	(1,774)	(464)
Accounts payable and other liabilities	(688)	1,038
Accrued income taxes	(8,646)	(637)
Other	(405)	(258)

Net cash provided by operating activities	4,583	14,517

Cash flows from investing activities:
Purchases of investments	(247,363)	(255,300)
Sales of investments	177,475	245,359
Maturities of investments and restricted investments	1,712	53,795
Investment in convertible debenture	—	(5,027)
Purchases of property, plant and equipment, net	(4,867)	(22,547)
Other	—	(214)

Net cash provided by (used in) investing activities	(73,043)	16,066

Cash flows from financing activities:
Proceeds from stock option exercises	13,311	10,447
Proceeds from stock issued under employee stock purchase plan	1,084	860
Excess tax benefits from share-based compensation	1,861	2,283
Repurchase and retirement of common shares	(878)	(16,201)

Net cash provided by (used in) financing activities	15,378	(2,611)

Effect of exchange rate changes on cash and cash equivalents	128	250

Net increase (decrease) in cash and cash equivalents	(52,954)	28,222
Cash and cash equivalents at beginning of period	67,453	35,109

Cash and cash equivalents at end of period	$14,499	$63,331

Supplemental disclosure of cash flow information:
Cash paid for taxes	$8,642	$1,496

Cash paid for interest	$1,707	$1,707

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$2,820	$1,260

See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net income (loss)	$(1,408)	$1,490	$(430)	$897

Other net comprehensive income (loss):
Unrealized gain on investments (net of taxes of $141 and $59 for the three months ended and $86 and $146 for the nine months ended September 29, 2007 and September 30, 2006, respectively)	211	89	129	220
Foreign currency translation adjustments (net of taxes of none and $43 for the three months ended and none and $167 for the nine months ended September 29, 2007 and September 30, 2006, respectively)	162	(64)	402	251

Comprehensive income (loss)	$(1,035)	$1,515	$101	$1,368

See notes to condensed consolidated financial statements.

THORATEC CORPORATION
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
2. Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” on December 31, 2006. Under FIN 48, tax positions are evaluated for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As a result, of adopting FIN 48, we reported a cumulative-effect adjustment of $0.5 million, which increased our accumulated deficit as of December 31, 2006.
     On December 31, 2006, we had $9.3 million of unrecognized tax benefits, of which $3.9 million would impact our effective tax rate if recognized. An unrecognized tax benefit under FIN 48 is the difference between a tax position taken (or expected to be taken) in a tax return and the benefit measured and recognized in a company’s financial statements in accordance with the guidelines set forth in FIN 48. The Company’s liability for unrecognized tax benefits decreased by approximately the $0.5 million in the first nine months of 2007 to reflect the impact of a payment to the State of New Jersey in settlement of a tax audit with respect to years 1997 through 2000. On September 29, 2007, we had $7.3 million of unrecognized tax benefits, of which $2.5 million would impact our effective tax rate, if recognized. In addition, during the third quarter of 2007 we filed tax returns in certain jurisdictions further decreasing our liability for unrecognized tax benefits by approximately $1.5 million. It is reasonably possible that we will file or amend our tax returns in other jurisdictions within twelve months after the date of adoption of FIN 48 which will further decrease our liability for unrecognized tax benefits by approximately $0.8 million.
     Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense. On December 31, 2006, gross interest accrued associated with unrecognized income tax benefits was approximately $0.8 million and the corresponding benefit for the interest deduction was approximately $0.3 million resulting in a net balance of approximately $0.5 million. On September 29, 2007, gross interest accrued associated with unrecognized income tax benefits was approximately $0.6 million and the benefit of the interest deduction was approximately $0.3 million resulting in a net balance of approximately $0.3 million because interest payments were made during the nine month period ending September 29, 2007. The amount of penalties accrued on unrecognized income tax benefits included in our condensed consolidated balance sheet was $0.1 million at September 29, 2007.
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

     The provision for income taxes in the accompanying condensed consolidated statements of operations differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% to income (loss) before taxes due to the following:

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
	(in thousands, except percentages)
U.S. federal statutory income tax benefit (expense)	$398	35.0%	$(381)	35.0%	$56	35.0%	$(91)	35.0%
State income tax benefit, net of federal tax expense	15	1.3	(66)	6.0	2	1.8	(16)	6.0
Non-deductible expenses	441	38.8	(349)	32.1	305	189.9	(84)	32.1
Foreign earnings permanently reinvested	(7)	(0.6)	5	(0.5)	(1)	(0.9)	1	(0.5)
Tax advantaged investment income	(594)	(52.3)	338	(31.0)	(100)	(62.6)	81	(31.0)
Return to provision true-up and other	(526)	(46.2)	856	(78.6)	(531)	(330.3)	746	(286.2)

Income tax benefit (expense)	$(273)	(24.0)%	$403	(37.0)%	$(269)	(167.1)%	$637	(244.6)%

     At September 29, 2007 and December 30, 2006, we reported a net deferred tax liability of approximately $37.4 million and $38.8 million, respectively, comprised principally of temporary differences between the financial statement and income tax basis of intangible assets.
3. Recently Issued Accounting Pronouncements
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which requires that non-refundable advance payments for future research and development activities be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. We have not determined whether the adoption of EITF 07-3 will have a significant impact on our consolidated financial position or operating results.
     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FSP FIN 48-1”) which amends FIN 48 to provide guidance on how we should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, we do not plan to appeal, and it is remote that the taxing authority would re-examine the tax position in the future. FSP FIN 48-1 did not have a material impact on our application of FIN 48, which we adopted as of December 31, 2006. See further discussion regarding our implementation of FIN 48 in Note 2.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits us to choose, at specified election dates, eligible instruments to measure at fair value (“Fair Value Option”). Unrealized gains and losses on instruments for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument-by-instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. If we elect to adopt the Fair Value Option, we would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the instrument for which the Fair Value Option is elected from and after January 1, 2008. We have not yet determined whether we will elect to apply the Fair Value Option or the impact that such election may have on our consolidated financial position, operating results or cash flows.
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
     For all investments, temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income (loss). Unrealized gain on investments was $0.1 million and none as of September 29, 2007 and December 30, 2006, respectively. We have determined that our investments had no impairments that were other than temporary. The specific identification method is used to determine realized gains and losses on investments.

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
     Our financial instrument contracts qualify as derivatives under SFAS No. 133 “Accounting for Derivative Instrument and Hedging Activities” and we valued these contracts at the estimated fair value at September 29, 2007. The change in fair value of the forward currency contracts is included in “Interest income and other,” and offsets the foreign currency exchange gains and losses in the condensed consolidated statement of operations. The impacts of these foreign currency contracts are:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	( in thousands)

Foreign currency exchange gains (losses) on foreign currency contracts	$(346)	$59	$(388)	$(214)
Foreign currency exchange gains (losses) on foreign translation adjustments	431	(43)	433	278
     As of September 29, 2007, we had forward contracts to sell euros with a notional value of €6.8 million and purchase UK pounds with a notional value of £4.0 million, and as of September 30, 2006 we had forward contracts to sell euros with a notional value of €3.3 million and purchase UK pounds with a notional value of £1.5 million. As of September 29, 2007, our forward contracts had an average exchange rate of one U.S. dollar to 0.7094 euros and one U.S. dollar to 0.4962 UK pounds. It is highly uncertain how currency exchange rates will fluctuate in the future.
7. Inventories
     Inventories consisted of the following:

	As of
	September 29,	December 30,
	2007	2006
	(in thousands)
Finished goods	$24,164	$22,527
Work in process	10,294	7,008
Raw materials	24,399	20,131

Total	$58,857	$49,666

     Inventories include an increase of HeartMate II of approximately $4 million in preparation for the U.S. launch upon possible Food and Drug Administration ("FDA") approval for commercial distribution.

8. Property, Plant and Equipment, net
     Property, plant and equipment, net, consisted of the following:

	As of
	September 29,	December 30,
	2007	2006
	(in thousands)
Land	$4,096	$4,096
Building	12,038	12,038
Building lease	2,285	2,285
Equipment	52,205	47,904
Rental equipment	10,926	8,612
Building and leasehold improvements	17,104	16,258

Total	98,654	91,193
Accumulated depreciation and amortization	(52,174)	(45,385)

Property, plant and equipment, net	$46,480	$45,808

     Depreciation expense was $2.3 million and $2.1 million for the three months ended September 29, 2007 and September 30, 2006, respectively, and $6.8 million and $6.1 million for the nine months ended September 29, 2007 and September 30, 2006, respectively.
9. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill was $98.5 million as of September 29, 2007 and December 30, 2006, $94.1 million of which amount is attributable to our Cardiovascular division and $4.4 million of which amount is attributable to International Technidyne Corporation’s (“ITC”) acquisition of the outstanding common shares of privately held A-VOX Systems, Inc. (“Avox”).
     In February 2001, we merged with Thermo Cardiosystems, Inc. (“TCA”). Prior to the merger with TCA (the “Merger”), TCA was a subsidiary of Thermo Electron Corporation (“TCI”). The components of identifiable intangible assets related to the Merger include: patents and trademarks, core technology (Thoralon, our patent protected bio-material), and developed technology (patent technology, other than core technology, acquired in the Merger). The components of intangible assets related to the Avox acquisition include: patents and trademarks, developed technology, and customer and distributor relationships and other. The combined components included in purchased intangibles on the condensed consolidated balance sheets are as follows:

	As of September 29, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$38,515	$(24,156)	$14,359
Core technology	37,485	(11,414)	26,071
Developed technology	125,742	(41,950)	83,792
Customer and distributor relationships and other	897	(209)	688

Total purchased intangible assets	$202,639	$(77,729)	$124,910

	As of December 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$38,515	$(21,350)	$17,165
Core technology	37,485	(10,275)	27,210
Developed technology	125,742	(36,564)	89,178
Customer and distributor relationships and other	897	(101)	796

Total purchased intangible assets	$202,639	$(68,290)	$134,349

     Amortization expense related to purchased intangible assets, was $3.1 million and $3.0 million for the three months ended September 29, 2007 and September 30, 2006, respectively, and $9.4 million and $8.9 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. The acquisition of Avox, during the fourth quarter of 2006, increased amortization expense by approximately $0.7 million for the year. We determined the fair value of the Avox acquisition based upon the estimated fair value of assets and liabilities by using an income approach for valuation of intangibles, which projects the associated revenues, expenses and cash flows attributable to the customer base, and the market value approach for valuation of other assets and liabilities, which considers the price at which comparable assets have been or are being purchased. Assuming no further acquisitions by Thoratec, amortization expense is expected to be approximately $12.6 million for each of the next five years. Patents and trademarks have useful lives of eight to twenty years, core and developed technology assets have useful lives ranging from six to twenty-four years, and customer and distributor relationships and other have useful lives ranging from six to eleven years.
10. Other Assets
     On August 23, 2006, we purchased a $5.0 million convertible debenture from Levitronix, a company with which we have a distribution arrangement to sell Levitronix products. The convertible debenture is a long-term note receivable with an annual interest rate of 5.7%, to be accrued monthly and, at the option of Levitronix, paid in cash or in-kind semi-annually on each February 23rd and August 23rd until its maturity on August 23, 2013. We may convert the debenture at any time at our option into membership interests of Levitronix at a conversion price of $4.2857, which may be adjusted as a result of certain corporate events. This conversion feature is not an embedded derivative under SFAS No. 133 because the membership interests of the issuer are not readily convertible to cash. If we had converted the debenture at September 29, 2007, our ownership interest in Levitronix would have been less than 5%.
     The $5.3 million outstanding principal amount of the Levitronix convertible debenture, including accrued but unpaid interest thereon, is included in “Other assets” on our condensed consolidated balance sheet.
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

     The deferred debt issuance costs of $2.3 million, net of $2.0 million in amortization, are included in “Other assets” on the condensed consolidated balance sheet as of September 29, 2007. The deferred debt issuance costs are amortized on a straight line basis until May 16, 2011 at which time the Company can redeem the notes. These costs are included in “Interest expense” in our condensed consolidated statements of operations.

     Holders of the senior subordinated convertible notes may convert their notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount at maturity of the senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding the calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Holders may surrender their senior subordinated convertible notes for conversion on or before May 16, 2029 during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day. However, in such event, if on the day before any conversion the closing sale price of our common stock is greater than the accreted conversion price (i.e., the issue price of the note plus accrued original issue discount divided by the conversion rate) but less than or equal to 120% of the accreted conversion price, instead of shares of our common stock based on the conversion rate, holders will receive cash or common stock, or a combination of each at our option, with a value equal to the accreted principal amount of the notes plus accrued but unpaid interest as of the conversion date. Additionally, holders may convert their senior subordinated convertible notes if we call them for redemption or if specified corporate transactions or significant distributions to holders of our stock have occurred. As of September 29, 2007, no notes had been converted or called.
     Holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if we experience a change in control or a termination of trading of our common stock, each holder may require us to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, a make-whole premium. This premium is considered an embedded derivative under SFAS No. 133 and has been bifurcated from the senior subordinated convertible notes and recorded at its estimated fair value of $0.1 million at September 29, 2007. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, our stock price, the volatility of our stock, the probability of our being acquired and the probability of the type of consideration used by a potential acquirer.
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
     The aggregate fair value of the senior subordinated convertible notes at September 29, 2007, based on market quotes, was $174.4 million.
13. Share-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and accordingly recognized no compensation expense for stock option grants or for our employee stock purchase plan.
     Under the modified prospective transition method, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled including compensation cost for all share based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as adjusted for estimated forfeitures and compensation cost for all share-based payments granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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

     Share-based compensation has been classified in the income statement or capitalized on the balance sheet in the same manner as compensation that is paid to our employees. Share-based compensation expense for the three and nine months ended September 29, 2007 were $1.9 million and $8.1 million, respectively, and for the three and nine months ended September 30, 2006 were $2.2 million and $7.2 million, respectively. As of September 29, 2007, share-based compensation expense of $1.2 million was capitalized to inventory.
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Prior to the adoption of SFAS No. 123(R), we reported excess tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS No. 123(R), beginning in 2006 our condensed consolidated statements of cash flows present the excess tax benefits from the exercise of stock options as financing cash flows. For the nine months ended September 29, 2007 and September 30, 2006, $1.9 million and $2.3 million, respectively, of tax benefits were reported as financing cash flows rather than operating cash flows.
     Cash proceeds from the exercise of stock options were $13.3 million and the cash proceeds from our employee stock purchase plan were $1.1 million for the nine months ended September 29, 2007. The actual income tax deduction realized from stock options exercised and awards released was $3.1 million for the same period.
Equity Plans
     In 1993, our Board of Directors approved the 1993 Stock Option Plan (“1993 SOP”), which permitted us to grant options to purchase up to 666,667 shares of our common stock. This plan expired in 2003 and no options were granted after its expiration. Prior to its expiration, all available options under the plan were granted.
     In 1996, the Board of Directors and our shareholders approved the 1996 Stock Option Plan (“1996 SOP”) and the 1996 Non-employee Directors Stock Option Plan (“Directors Option Plan”). The Directors Option Plan was amended by the Board of Directors in November 1996, amended again by approval of our shareholders in May 1997, amended again by approval of our shareholders in May 1999, amended again by the Board of Directors in February 2003, amended again by approval of our shareholders in May 2003, and amended again by the Board of Directors in October 2003. The 1996 SOP consists of two parts. Part One permitted us to grant options to purchase up to 500,000 shares of common stock. This plan expired in February 2006. Part Two related to the former Chief Executive Officer, D. Keith Grossman, and permitted us to grant non-qualified options to Mr. Grossman to purchase up to 333,333 shares of common stock, all of which were granted in 1996. The Directors Option Plan, as amended, permitted us to grant options for a total of up to 550,000 shares of our common stock and provided for an initial grant to a director of an option to purchase 15,000 shares upon appointment to the Board, and annual grants thereafter to purchase 7,500 shares (granted in four equal installments). Provisions also include immediate vesting of both the initial and annual grants and a five year term of the options. In addition, the plan administrator has been provided with the discretion to impose any repurchase rights in our favor on any optionee. The Directors Option Plan expired in February 2006 and no options were granted under the Directors Option Plan in the three and nine months ended September 29, 2007.
     In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“1997 SOP”). The 1997 SOP was amended by approval of our shareholders in February 2001, amended by the Board of Directors in December 2001, amended again by approval of our shareholders in May 2003, and amended again by the Board of Directors in March 2006. The 1997 SOP allowed us to grant up to a total of 13.7 million shares of common stock in the form of stock options, restricted stock awards, and stock bonuses. This plan expired in May 2006 and no options were granted under the 1997 SOP in the three and nine months ended September 29, 2007.
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”), and in May 2006 the 2006 Plan was amended by the Board of Directors and approved by our shareholders. The 2006 Plan allows us to grant to employees and directors of, and consultants to, the Company up to a total of 2.2 million shares of common stock in the form of options, restricted stock bonuses, restricted stock purchases, restricted stock units, stock appreciation rights, phantom stock units, performance share bonuses, and performance share units. The 2006 Plan stipulates that no more than 50% of the authorized shares may be issued as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses or performance share units. During the nine months ended September 29, 2007, 582,683 options were granted under the 2006 Plan at fair market value and 560,020 shares of restricted stock and restricted stock units were granted under this plan. At September 29, 2007, 0.8 million shares remained available for grant under the 2006 Plan.

Stock Options
     Five of the common stock option plans or equity incentive plans described above had options outstanding at September 29, 2007, with only the 2006 Plan available for future grants. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Vesting of options granted to officers will be accelerated in certain circumstances following a change in control of the Company.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected volatilities are based on the historical volatility of our stock. The expected life of options represents the period of time that options are expected to be outstanding. Beginning in 2006, we have used separate assumptions for groups of employees (for example, officers) that have similar historical exercise behavior. The range below reflects the expected option impact of these separate groups.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Risk-free interest rate (weighted average)	4.45%	4.87%	4.79%	4.53%
Expected volatility	40%	40%	40%	40%
Expected option life (years)	5.06 to 5.92	3.90	5.08 to 6.05	3.84 to 5.22
Dividends	None	None	None	None
     The weighted average fair value of the stock options granted during the nine months ended September 29, 2007 was $8.12 per share.
     At September 29, 2007, there was $5.5 million of unrecognized compensation expense related to stock options, which expense we expect to recognize over a weighted average period of 1.49 years. The aggregate intrinsic value of in-the-money options outstanding, based on the closing price of the Company’s common stock on September 28, 2007, the last trading day in the nine months ended September 29, 2007, of $20.69 per share, was $32.3 million, and the aggregate intrinsic value of options exercisable was $28.2 million. The total intrinsic value of options exercised was $8.7 million for the nine months ended September 29, 2007.
     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding options at December 30, 2006	6,585	$14.65	6.74
Granted	583	18.32
Exercised	(1,122)	11.86
Forfeited or expired	(223)	17.65

Outstanding options at September 29, 2007	5,823	$15.44	6.44

Outstanding options exercisable at September 29, 2007	3,937	$13.71	5.42

Outstanding options exercisable and expected to become exercisable at September 29, 2007	5,235	$14.99	6.20

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

     In the first nine months of 2007, we issued restricted stock under the 2006 Plan to employees and directors. As of September 29, 2007, we had $8.5 million of unrecognized compensation expense associated with these restricted stock awards, which amount we expect to recognize over a weighted-average period of 3.15 years. The total fair value of the shares for which the restriction period lapsed during the nine months ended September 29, 2007 was $2.4 million.
     Restricted stock activity is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at December 30, 2006	422	$17.63
Granted	545	18.34
Vested	(146)	16.72
Forfeited or expired	(52)	18.33

Outstanding unvested restricted stock at September 29, 2007	769	$18.26

Restricted Stock Units
     In the first nine months of 2007, we granted restricted stock units with no exercise price to certain of our non-U.S. employees under the 2006 Plan. At September 29, 2007, there was $0.2 million of unrecognized compensation expense related to these restricted stock units, which amount we expect to recognize over a weighted-average period of 3.1 years. The aggregate intrinsic value of the units outstanding, based on the Company’s stock price on September 29, 2007, was $0.4 million.
     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	Life (in years)
Outstanding units at December 30, 2006	10	$19.08	1.74
Granted	14	18.28
Released	(3)	19.49
Forfeited or Expired	—	—

Outstanding units at September 29, 2007	21	$18.55	1.73

Employee Stock Purchase Plan
     In May 2002, our shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1st of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on March 1, 2006 and our Board of Directors specified no increase as of March 1, 2007. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the nine months ended September 29, 2007, 84,752 shares were purchased under the ESPP. As of September 29, 2007, 134,336 shares remained available for issuance under this plan.
     The estimated subscription date fair value of the offering under the ESPP is approximately $0.5 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	5.04%
Expected volatility	40%
Expected option life	0.50 years
Dividends	None

     At September 29, 2007, there was approximately $0.1 million of unrecognized compensation expense related to ESPP subscriptions that began on May 1, 2007, which amount we expect to recognize during the fourth quarter of 2007.
14. Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income (loss)	$(1,408)	$1,490	$(430)	$897

Weighted average number of common shares-basic	53,808	51,955	53,303	52,154
Dilutive effect of stock-based compensation plans	—	800	—	1,356

Weighted average number of common shares-diluted	53,808	52,755	53,303	53,510

Net income (loss) per common share, basic and diluted	$(0.03)	$0.03	$(0.01)	$0.02

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(in thousands)
Options to purchase shares not included in the computation of diluted income (loss) per share because their inclusion would be antidilutive	1,911	3,583	1,907	1,819
     The computation of diluted net income (loss) per share for the three and nine months ended September 29, 2007 and September 30, 2006, excludes the effect of assuming the conversion of our senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive for those periods.
     Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common stock, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. None and 1.0 million shares of our common stock were repurchased under our publicly announced repurchase programs during the nine months ended September 29, 2007 and September 30, 2006, respectively. All repurchased shares have been retired and are not included in the net income (loss) per common share computation.

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
     Business Segments:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(in thousands)
Product sales:
Cardiovascular	$34,016	$31,612	$103,707	$97,224
ITC	22,039	20,135	66,991	58,061

Total product sales	$56,055	$51,747	$170,698	$155,285

Income (loss) before income taxes and other:
Cardiovascular (a)(d)	$(426)	$493	$1,969	$3,873
ITC(a)(d)	2,203	2,194	5,462	3,636
Corporate (b)(d)	(4,157)	(2,735)	(10,648)	(9,321)
Litigation (c)	—	—	—	(447)

Income (loss) from operations	(2,380)	(48)	(3,217)	(2,259)
Other income and (expense):
Interest expense (b)	(1,016)	(1,051)	(3,158)	(3,159)
Interest income and other (b)	2,261	2,186	6,214	5,678

Income (loss) before income tax benefit (expense)	$(1,135)	$1,087	$(161)	$260

	As of
	September 29,	December 30,
	2007	2006
	(in thousands)
Total assets:
Cardiovascular	$316,378	$319,604
ITC	62,993	58,030
Corporate (b)	235,182	213,501

Total assets	$614,553	$591,135

(a)	Includes amortization expense on purchased intangible assets of $2.9 million and $0.2 million for Cardiovascular and ITC, respectively, for the three months ended September 29, 2007, and $8.8 million and $0.6 million for Cardiovascular and ITC, respectively, for the nine months ended September 29, 2007. Includes amortization expense of $2.9 million and $0.1 million for Cardiovascular and ITC, respectively for the three months ended September 30, 2006 and $8.8 million and $0.1 million for Cardiovascular and ITC respectively, for the nine months ended September 30, 2006.

(b)	Represents unallocated costs and assets not specifically identified to any particular business segment.

(c)	Relates to litigation expenses not specifically identified to a particular business segment.

(d)	Includes SFAS No. 123(R) expense of $1.2 million, $0.6 million and $0.1 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended September 29, 2007 and $4.6 million, $2.2 million and $1.3 million for Cardiovascular, ITC and Corporate, respectively, for the nine months ended September 29, 2007. Includes SFAS No. 123(R) expense of $1.2 million, $0.8 million and $0.2 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended September 30, 2006 and $4.0 million, $2.2 million and $1.0 million for Cardiovascular, ITC and Corporate, respectively, for the nine months ended September 30, 2006.

Geographic Areas:
The geographic composition of our product sales was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(in thousands)
Domestic	$40,956	$39,942	$125,856	$118,653
International	15,099	11,805	44,842	36,632

Total product sales	$56,055	$51,747	$170,698	$155,285

16. Subsequent Event
     On November 1, 2007, our ITC division received a warning letter from the New Jersey district office of the FDA, regarding the ProTime Microcoagulation System (“ProTime”). As a result of the matters addressed in the FDA warning letter, ITC intends to institute a recall of certain ProTime instruments manufactured prior to February 2007.
     We estimate the cost of this product recall to be within the range of $0.5 million and $1.0 million. The recall will result in higher cost of product sales in the condensed consolidated statements of operations during the fourth quarter of 2007.

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
Overview
     Thoratec Corporation (“we,” “our,” “us,” or the “Company”) is a world leader in therapies to address advanced heart failure (“HF”) and point-of-care diagnostics.
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
Our Business Model
     Our business is comprised of two operating divisions: Cardiovascular and ITC.
     The product line of our Cardiovascular division is:
•	Circulatory Support Products. Our mechanical circulatory support products include the PVAD, IVAD, HeartMate XVE, HeartMate II and CentriMag for acute, intermediate and long-term mechanical circulatory support for patients with advanced HF. We also manufacture and sell small diameter grafts using our proprietary materials to address the vascular access market for hemodialysis.
     The product lines of our ITC division are:
•	Point-of-Care Diagnostics. Our point-of-care products include diagnostic test systems that monitor blood coagulation while a patient is being administered certain anticoagulants, as well as monitor blood gas/electrolytes, oxygenation and chemistry status.

•	Incision. Our incision products include devices used to obtain a patient’s blood sample for diagnostic testing and screening for platelet function.
Cardiovascular Division
     Our product portfolio of implantable and external mechanical circulatory support devices includes the following:
•	The PVAD is an external, pulsatile, ventricular assist device for short to intermediate-term mechanical circulatory support. This device provides left, right and biventricular mechanical circulatory support. The PVAD is approved by the FDA for use as a bridge-to-transplantation (“BTT”), including home discharge, and post-cardiotomy myocardial recovery.

•	The IVAD is an implantable, pulsatile, ventricular assist device approved for BTT, including home discharge, and post-cardiotomy myocardial recovery and provides left, right, or biventricular mechanical circulatory support. The IVAD utilizes the same internal working components as the PVAD, but has an outer housing made of a titanium alloy that makes it more suitable for implantation.

•	The HeartMate XVE is an implantable, pulsatile, left ventricular assist device for intermediate and longer-term mechanical circulatory support and is the only device approved in the U.S., Europe and Canada for permanent support of patients ineligible for heart transplantation. The unique, textured, blood-contacting surface of this device eliminates the need for systemic anticoagulation. The system is comprised of the blood pump and a wearable controller and batteries providing a high degree of patient freedom and mobility.

•	The HeartMate II is an implantable, continuous flow, left ventricular assist device consisting of a miniature rotary blood pump designed to provide intermediate and long-term mechanical circulatory support. Its design is intended to be not only smaller, but also simpler, quieter, and longer lasting than other commercially available ventricular assist devices. The HeartMate II is CE Mark approved for distribution in Europe, and is in Phase II pivotal trial in the U.S.

•	CentriMag is an external device for short-term mechanical circulatory support consisting of a single-use blood pump, a motor and a device console. This device is 510(k) approved by the FDA for patients requiring extracorporeal circulatory support during cardiac surgery.
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
     In the U.S., there are currently two FDA-approved indications for the long-term use of VADs in patients with late stage HF: BTT and permanent support, known as Destination Therapy (“DT”). In addition to the chronic HF markets, VADs are also used to treat acute HF.
     On April 7, 2003, the FDA approved the HeartMate XVE, an enhanced version of the HeartMate VE, for DT. We are the only company to offer a VAD approved by the FDA for DT and this approval marks the first time a VAD has been approved as a permanent treatment for late-stage HF patients who do not qualify for heart transplants because of age or extenuating health circumstances, and who otherwise have a life expectancy of less than two years. The FDA’s decision to approve the HeartMate VAD for DT was based on data from a prospective randomized multi-center clinical trial called Randomized Evaluation of Mechanical Assistance for the Treatment of Congestive Heart Failure (also known as REMATCH), which showed our HeartMate device nearly doubled and tripled patient survival over the drug therapy group at one and two years, respectively.
     The HeartMate II is designed to improve survival and quality of life and to provide five to ten years of mechanical circulatory support for a broad range of advanced HF patients. The HeartMate II is a small, implantable, continuous flow ventricular assist device. In addition to being significantly smaller than the HeartMate XVE, with only one moving part the HeartMate II is simpler and designed to operate more quietly than pulsatile devices. More than 1,000 patients worldwide have been implanted with the HeartMate II. The Investigational Device Exemption (“IDE”) for our pivotal trial in the U.S. for both BTT and DT indications was fully approved by the FDA in May 2005. Enrollment in the BTT arm of the trial was completed in May 2006 and the Pre-Market Approval (“PMA”) application was submitted to the FDA in December 2006 with additional enrollment ongoing under an approved continued access protocol (“CAP”). The DT arm of the trial has been completely enrolled with two year follow-up ongoing. Additional patients are being enrolled in the DT arm under an approved CAP. We sell the HeartMate II in Europe under CE Mark approval received in November 2005.

     In August 2006, we entered into a distribution agreement under which we distribute the CentriMag blood pump in the U.S. The initial term of the agreement expires in 2011. This device is 510(k) approved by the FDA for patients requiring short-term extracorporeal circulatory support.
     In addition to our cardiac assist products, we sell vascular access graft products used in hemodialysis for patients with late-stage renal disease.
ITC Division
     The following are our major point-of-care diagnostic test systems and incision products:
•	The HEMOCHRON Whole Blood Coagulation System (“HEMOCHRON”) is used to quantitatively monitor a patient’s coagulation while being administered anticoagulants at various settings. For instance, it is used in the cardiovascular operating room and cardiac catheterization lab to monitor the drug Heparin, and in an anticoagulation clinic to monitor the drug warfarin. This system consists of a small portable instrument and disposable test cuvettes or tubes and delivers results in minutes.

•	The IRMA TRUpoint Blood Analysis System (“IRMA”) is used to quantitatively monitor a patient’s blood gas, electrolyte and chemistry status. This instrument is a self-contained, portable system which uses disposable test cartridges and delivers results in minutes.

•	The AVOXimeter Whole Blood Co-Oximeter/Oximeter System (“AVOXimeter”) is used to assess a patient’s oxygenation status and is commonly used in the cardiac catherization lab, the intensive care unit (“ICU”), the neonatal intensive care unit (“NICU”) and the emergency department. This portable instrument uses small, single-use test cuvettes and delivers results in less than ten seconds.

•	The ProTime Microcoagulation System (“ProTime”) is designed to safely monitor the clotting activity in blood in patients on anticoagulant therapy, specifically warfarin. The system can be prescribed for use by patients at home or can be used in the physician’s office or clinic. The system consists of a portable, quantitative instrument and disposable test cuvettes and delivers results in minutes.

•	The Hgb Pro Professional Hemoglobin Testing System (“Hgb Pro”) is used by professionals, mainly in the doctor’s office, to test for anemia. Hgb Pro delivers quick results from a small blood sample placed on a disposable test strip inserted into a hand-held test meter.

•	The Tenderfoot Heel Incision Device (“Tenderfoot”), the Tenderlett Finger Incision Device (“Tenderlett”) and the Surgicutt Bleeding Time Device (“Surgicutt”) are used by medical professionals to obtain a patient’s blood sample for diagnostic testing. The Tenderfoot is a “heel stick” used for infant testing, the Tenderlett is used for finger incisions and the Surgicutt is used to perform screening tests to determine platelet function. These devices feature permanently retracting blades for safe incision with minimal pain, as compared to traditional lancets, which puncture the skin.
     The HEMOCHRON, IRMA and AVOXimeter systems are primarily sold to the hospital point-of-care segment of the market and our integrated data management system connects all of these systems. The ProTime and Hgb Pro products are sold to the alternate site (non-hospital) point-of-care segment of the market, comprised of physicians’ offices, long-term care facilities, clinics, visiting nurse associations, and home healthcare companies. Our incision products are sold to both the hospital point-of-care and the alternate site point-of-care segment of the market.
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
Revenue Recognition
     We recognize revenue from product sales for our Cardiovascular and ITC divisions when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collection is reasonably assured. Sales to distributors are recorded when title transfers upon shipment. In addition, one of ITC’s largest distributors has certain limited product return rights and we record a reserve for these returns by applying reasonable estimates based upon historical experience.
     We recognize revenue from sales of certain Cardiovascular division products to first-time customers when we have determined that the customer has the ability to use the products. These sales frequently include products and training services under multiple element arrangements. Training is not considered essential to the functionality of the products. The amount of revenue under these arrangements allocated to training is based upon the fair market value of the training, which is typically performed on behalf of the Company by third party providers. The amount of revenue allocated to Cardiovascular products is made using the fair value method. Under this method, the total value of the arrangement is allocated to the training and the products based on the relative fair market values of the training and products.
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
     On December 31, 2006, we had $9.3 million of unrecognized tax benefits, of which $3.9 million would impact our effective tax rate if recognized. An unrecognized tax benefit under FIN 48 is the difference between a tax position taken (or expected to be taken) in a tax return and the benefit measured and recognized in a company’s financial statements in accordance with the guidelines set forth in FIN 48. Our liability for unrecognized tax benefits was reduced by approximately $0.5 million in the first nine months of 2007 to reflect the FIN 48 impact of a payment to the State of New Jersey in settlement of a tax audit with respect to years 1997 through 2000. In addition, during the third quarter of 2007, we filed tax returns in certain jurisdictions further decreasing our liability for unrecognized tax benefit by approximately $1.5 million. It is reasonably possible that we will file or amend our tax returns in other jurisdictions, within twelve months after the date of adoption of FIN 48 which will further decrease our liability for unrecognized tax benefits by approximately $0.8 million.
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
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill. We annually complete an impairment test of goodwill and other intangible assets subject to amortization as required by SFAS No. 142. Upon completion of our impairment tests as of the end of fiscal year 2006, we determined that neither goodwill nor intangible assets not subject to amortization were impaired.
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

Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated as a percentage of total product sales:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Product sales	100%	100%	100%	100%
Cost of product sales	42	43	41	42

Gross profit	58	57	59	58
Operating expenses:
Selling, general and administrative	37	35	36	36
Research and development	19	17	19	18
Amortization of purchased intangible assets	6	5	6	6
Litigation	—	—	—	—

Total operating expenses	62	57	61	60
Income (loss) from operations	(4)	—	(2)	(2)
Interest expense	(2)	(2)	(2)	(2)
Interest income and other	4	4	4	4

Income (loss) before income tax benefit (expense)	(2)	2	—	—
Income tax benefit (expense)	(1)	1	—	—

Net income (loss)	(3)%	3%	—%	—%

See Note 15 to our condensed consolidated financial statements in this Quarterly Report for data presented by business segment.
Three months ended September 29, 2007 and September 30, 2006
Product Sales
     Product sales in the third quarter of 2007 were $56.1 million compared to $51.7 million in the third quarter of 2006. Cardiovascular sales increased $2.5 million and ITC sales increased $1.9 million. Product sales changes are due to volume unless otherwise noted. The primary components of the total $4.4 million increase in product sales were the following:
•	Cardiovascular product sales increased by $2.5 million, primarily due to increased international sales of HeartMate II, partially offset by lower sales in our Thoratec product line as a result of variability in the BTT market. In addition, product sales of CentriMag contributed to increased sales in the third quarter of 2007 with no comparative sales in the third quarter of 2006.

•	Point-of-care diagnostic product sales increased by $1.9 million, due primarily to increases in sales of our international alternate site and hospital point-of-care products resulting from market growth and greater market penetration. In addition, sales of AVOXimeters contributed to the increase in sales in the third quarter of 2007, with no comparative sales in the third quarter of 2006.
     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 27% and 23% of our total product sales in the third quarters of 2007 and 2006, respectively.
Gross Profit
     Gross profit was $32.3 million in the third quarter of 2007 compared to $29.7 million in the third quarter of 2006. As a percentage of product sales, gross profit in the third quarter of 2007 was 58% as compared to 57% in the third quarter of 2006. Gross profit percentage included the following fluctuations:
•	Cardiovascular gross profit percentage increased by 0.4%, as a result of improved foreign currency exchange rates and favorable manufacturing variances, partially offset by unfavorable product mix.

•	ITC gross profit percentage increased by 0.5% due to improved manufacturing variances partially offset by unfavorable product/customer mix.

Selling, General and Administrative
     Selling, general and administrative expenses in the third quarter of 2007 were $20.9 million, or 37% of product sales, compared to $18.0 million, or 35% of product sales, in the third quarter of 2006. The $2.9 million increase in expenses was primarily attributable to the following:
•	Cardiovascular costs decreased by $0.4 million, primarily due to a decrease in share-based compensation costs.

•	ITC costs increased by $0.8 million, primarily due to higher personnel costs and reserves for overdue accounts receivable. In addition, there was an increase in costs related to AVOXimeter products with no comparative costs in the third quarter of 2006.

•	Corporate costs increased by $2.5 million because of market research and compliance consulting.
Research and Development
     Research and development expenses in the third quarter of 2007 were $10.7 million, or 19% of product sales, compared to $8.8 million, or 17% of product sales, in the third quarter of 2006. The total increase of $1.9 million was comprised of a $1.4 million increase at our Cardiovascular division and a $0.5 million increase at our ITC division. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned. The increase in research and development costs at our Cardiovascular division was due to development costs associated with HeartMate II product enhancements. The increase in research and development costs at our ITC division was primarily due to personnel and consulting costs related to product development.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the third quarter of 2007 was $3.1 million as compared to $3.0 million in the third quarter of 2006. The $0.1 million increase in our 2007 expense resulted from intangible assets acquired through our acquisition of Avox in the fourth quarter of 2006.
Interest Expense
     Interest expense was $1.0 million in the third quarter of 2007 as compared to $1.1 million in the third quarter of 2006. Interest expense in the third quarter of 2007 was comprised of $0.9 million in interest costs, and $0.1 million of amortization of the debt issuance costs related to our senior subordinated convertible notes. Interest expense in the third quarter of 2006 was comprised of $0.9 million in interest costs, and $0.2 million of amortization of the debt issuance costs related to our senior subordinated convertible notes.
Interest Income and Other
     Interest income and other was $2.3 million for the third quarter of 2007 as compared to $2.2 million in the third quarter of 2006. Interest income and other included $2.0 million of interest income for both of the third quarters of 2007 and 2006. In addition, we received a royalty payment of approximately $0.1 million and realized exchange gains of approximately $0.1 million during the third quarter of 2007, and we received approximately $0.1 million in lease revenue during the third quarter of 2006.
Income Taxes
     Our effective income tax rates were an expense of 24% and a benefit of 37% for the three months ended September 29, 2007 and September 30, 2006, respectively. This increase in our effective tax rate of 61% on a comparative basis was primarily due to tax expenses that resulted from filing our 2006 U.S. tax returns provision true-up in 2007 as compared to a tax benefit from filing our 2005 U.S. tax returns provision true-up in 2006.
     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2007 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will depend on our profitability and could fluctuate significantly.

Nine months ended September 29, 2007 and September 30, 2006
Product Sales
     Product sales in the first nine months of 2007 were $170.7 million compared to $155.3 million in the first nine months of 2006. Cardiovascular sales increased $6.5 million and ITC sales increased $8.9 million. Product sales changes are due to volume unless otherwise noted. The primary components of the total $15.4 million increase in product sales were the following:
•	Cardiovascular product sales increased $6.5 million, primarily due to increased international sales of HeartMate II, partially offset by lower sales in our Thoratec product line as a result of variability in the BTT market and increased usage of short term devices. In addition, total product sales from CentriMag contributed to the increase in sales in the first nine months of 2007, with no comparative sales in the first nine months of 2006.

•	Point-of-care diagnostic product sales increased by $8.9 million, primarily due to an increase in sales of our hospital point-of-care along with an increase in alternate site and incision products resulting from market expansion and competitor product recalls. In addition, product sales of AVOXimeters also contributed to the increase in sales in the first nine months of 2007, with no comparative sales in the first nine months of 2006.
     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 26% and 24% of our total product sales in the first nine months of 2007 and 2006, respectively.
Gross Profit
     Gross profit in the first nine months of 2007 was $100.5 million compared to $90.4 million in the first nine months of 2006. As a percentage of product sales, gross profit was 59% and 58% for the first nine months of 2007 and 2006, respectively. Gross profit percentage included the following fluctuations:
•	Cardiovascular gross profit percentage increased 0.3% due to improved foreign currency exchange rates partially offset by unfavorable product mix.

•	ITC gross profit percentage increased by 2.1% due to improved manufacturing variances partially offset by product/customer mix.
Selling, General and Administrative
     Selling, general and administrative expenses in the first nine months of 2007 were $62.0 million, or 36% of product sales, compared to $55.2 million, or 36% of product sales, in the first nine months of 2006. The $6.8 million increase in spending was due to the following:
•	Cardiovascular costs increased by $0.4 million, primarily due to an increase in personnel costs related to our preparation for the launch of HeartMate II and related increase in share-based compensation costs.

•	ITC costs increased by $1.9 million, primarily due to higher personnel costs, consulting fees and reserves for overdue accounts receivable. The 2007 period also includes costs related to the AVOXimeter products with no comparative costs in the first nine months of 2006.

•	Corporate costs increased by $4.5 million because of higher consulting and legal expenses related to the review we conducted of our stock option granting practices, market research and compliance consulting during the first nine months of 2007 as compared to the first nine months of 2006.

Research and Development
     Research and development expenses in the first nine months of 2007 were $32.4 million, or 19% of product sales, compared to $28.1 million, or 18% of product sales, in the first nine months of 2006. The $4.3 million increase was comprised of $2.9 million at our Cardiovascular division and $1.4 million at our ITC division. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The increase in costs at our Cardiovascular division was primarily due to regulatory and clinical costs associated with our compliance with FDA regulations, clinical trial expenses for Phase II of the HeartMate II pivotal trial, and HeartMate II product development. The increase in costs at our ITC division was primarily due to higher personnel and consulting costs related to product development.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the first nine months of 2007 was $9.4 million compared to $8.9 million for the first nine months of 2006. The $0.5 million increase resulted from intangible assets acquired through our acquisition of Avox in the fourth quarter of 2006.
Interest Expense
     Interest expense was $3.2 million for both of the first nine months of 2007 and 2006, which was comprised of interest expense of $2.7 million for both of the first nine months of 2007 and 2006 and $0.5 million in amortization of the debt issuance costs related to our senior subordinated convertible notes.
Interest Income and Other
     Interest income and other for the first nine months of 2007 was $6.2 million compared to $5.7 million for the first nine months of 2006. Interest income and other included $5.9 million of interest income in 2007 and $5.1 million of interest income in 2006. The increase in interest income was primarily due to higher short-term interest rates compared to the same period last year. In addition, we received a royalty payment of approximately $0.1 million during the first nine months of 2007 and we received approximately $0.4 million in lease revenue during the third quarter of 2006.
Income Taxes
     Our effective tax rates were an expense of 167% and a benefit of 245% for the nine months ended September 29, 2007 and September 30, 2006, respectively. This increase in our effective tax rate of 412% on a comparative basis was primarily due to tax expenses that resulted from filing our 2006 U.S. tax returns provision true-up in 2007 as compared to a tax benefit from filing our 2005 U.S. tax returns provision true-up in 2006.
     Our effective tax rate is calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2007 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will depend on our profitability and could fluctuate significantly.
Liquidity and Capital Resources
     At September 29, 2007, we had net working capital of $298.3 million compared with $265.7 million at December 30, 2006. Cash and cash equivalents at September 29, 2007 were $14.5 million compared to $67.5 million at December 30, 2006. The decrease in cash and cash equivalents was mainly due to an increase in net purchases of short-term available-for-sale investments. In addition, we acquired property, plant and equipment, repurchased restricted shares for payment of income withholding taxes due upon vesting and paid corporate taxes, which payments were partially offset by cash provided by operations and proceeds from exercises of stock options and ESPP exercises.
     Cash provided by operating activities was $4.6 million for the nine months ended September 29, 2007. Cash provided by operations includes positive non-cash adjustments primarily comprised of $16.2 million for depreciation and amortization, $8.1 million related to share-based compensation expense and $3.1 million of excess tax benefit related to stock option exercises. The uses of cash comprised of a net loss for the period of $0.4 million, $1.9 million related to tax benefits from share-based compensation, $11.8 million increase in inventories, $1.8 million increase in prepaid expenses and other, $2.2 million decrease in receivables and $8.6 million decrease in income taxes.

     Investing activities for the nine months ended September 29, 2007 used $73.0 million, comprised primarily of $68.2 million net purchases of available-for-sale investments and $4.9 million for purchases of property, plant and equipment, net of $2.8 million in transfers of drivers and demonstration equipment from inventory to fixed assets. The cash used by the Cardiovascular division for purchases of property, plant and equipment includes $2.3 million for management information systems equipment, production equipment and leasehold improvements, and cash used by the ITC division includes $2.4 million for facility expansion costs.
     Financing activities for the nine months ended September 29, 2007 provided $15.4 million, comprised primarily of $14.4 million from proceeds from stock option exercises and employee stock plan purchases and $1.9 million from excess tax benefits from share-based compensation, partially offset by $0.9 million from repurchases of restricted stock for payment of income withholding taxes due upon vesting.
     We believe that cash and cash equivalents, short-term available-for-sale investments on hand together with expected cash flows from operations, will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months.
Off Balance Sheet Arrangements
     We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on September 29th of each year, unless terminated by one of the parties. At September 29, 2007, our Letter of Credit balance was $460,000.
Contractual Obligations
     Upon adoption of FIN 48 on December 31, 2006, we decreased our current taxes payable by approximately $2.5 million and increased our long-term taxes payable by approximately $5.2 million as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. Our liability for unrecognized tax benefits was reduced by approximately $0.5 million in the first nine months of 2007 to reflect the FIN 48 impact of a payment to the State of New Jersey in settlement of a tax audit with respect to years 1997 through 2000. In addition, during the third quarter of 2007, we filed tax returns in certain jurisdictions further decreasing our liability for unrecognized tax benefit by approximately $1.5 million. It is reasonably possible that we will file or amend our tax returns in other jurisdictions within twelve months after the date of adoption of FIN 48 which will further decrease our liability for unrecognized tax benefits by approximately $0.8 million.
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
     Our financial instrument contracts qualify as derivatives under SFAS No. 133 “Accounting for Derivative Instrument and Hedging Activities” and we value these contracts at their estimated fair value at September 29, 2007. The change in fair value of the forward currency contracts is included in “Interest income and other,” and offsets the foreign currency exchange gains and losses in the condensed consolidated statement of operations. The impact of these foreign currency contracts are:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
		( in thousands)
Foreign currency exchange gains (losses) on foreign currency contracts	$(346)	$59	$(387)	$(214)
Foreign currency exchange gains (losses) on foreign translation adjustments	431	(43)	433	278
     As of September 29, 2007, we had forward contracts to sell euros with a notional value of €6.8 million and purchase UK pounds with a notional value of £4.0 million, and as of September 30, 2006 we had forward contracts to sell euros with a notional value of €3.3 million and purchase UK pounds with a notional value of £1.5 million. As of September 29, 2007, our forward contracts had an average exchange rate of one U.S. dollar to 0.7094 euros and one U.S. dollar to 0.4962 UK pounds. It is highly uncertain how currency exchange rates will fluctuate in the future. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates at September 29, 2007 would be approximately $1.8 million.
ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 9A of our 2006 Annual Report sets forth management’s report on internal control over financial reporting as of December 30, 2006. This section should be read in conjunction with management’s report on internal control over financial reporting as of December 30, 2006.
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of September 29, 2007. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is made quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 29, 2007 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and then reported within the time periods specified in the SEC’s rules and forms and provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.
Changes to Internal Controls
     As part of our implementation of section 404 of the Sarbanes Oxley Act of 2002, the Company instituted internal controls that were designed to detect errors. There have been no changes in our internal controls over financial reporting during the quarter ended September 29, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2007, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 Annual Report, which could materially affect our business, financial condition or future results. Additionally, please see Note 16 to our condensed consolidated financial statements in this Quarterly Report related to a subsequent event that represents a specific example of the risk entitled “If we fail to obtain approval from the FDA and from foreign regulatory authorities, we cannot market and sell our products under development in the U.S. and in other countries, and if we fail to adhere to ongoing FDA Quality System Regulations, the FDA may withdraw our market clearance or take other action,” included in our 2006 Annual Report. The risks described in our 2006 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three months ended September 29, 2007.
     The following table sets forth certain information about our common stock repurchased during the three months ended September 29, 2007:

			Total number	Approximate
			of shares	value of shares
			purchased	authorized to be
			under	purchased under
	Total number		publicly	publicly
	of shares	Average price	announced	announced
	purchased (1)	paid per share	programs (2)	programs
	(in thousands, except per share data)
July 1, 2007 through July 28, 2007	0.1	$19.72	—	$—
July 29, 2007 through August 25, 2007	1.5	20.08	—	—
August 26, 2007 through September 29, 2007	2.7	20.05	—	—

Total	5.2	$20.00	—	$—

(1)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

(2)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common shares, were publicly announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three months ended September 29, 2007.

ITEM 6. EXHIBITS
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: November 8, 2007	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: November 8, 2007	/s/ David V. Smith
David V. Smith
Chief Financial Officer