Form 10-Q
period 2008-03-29
THORATEC CORP
filed 2008-05-08
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
As of April 26, 2008, the registrant had 54,474,066 shares of common stock outstanding.

THORATEC CORPORATION
Thoratec, the Thoratec logo, Thoralon, TLC-II, HeartMate, and HeartMate II are registered trademarks of Thoratec Corporation, and IVAD is a trademark of Thoratec Corporation.
CentriMag is a registered trademark of Levitronix LLC.
ITC, A-VOX Systems, AVOXimeter, HEMOCHRON, ProTime, Surgicutt, Tenderlett, Tenderfoot, and IRMA are registered trademarks of International Technidyne Corporation, Thoratec Corporation’s wholly-owned subsidiary.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THORATEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	March 29,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$80,134	$20,689
Short-term available-for-sale investments	108,397	197,661
Receivables, net of allowances of $729 and $861, respectively	42,091	45,368
Inventories	53,312	54,935
Deferred tax asset	6,075	6,077
Prepaid expenses and other assets	9,125	6,379

Total current assets	299,134	331,109

Property, plant and equipment, net	46,362	46,477
Goodwill	98,368	98,368
Purchased intangible assets, net	118,471	121,767
Deferred tax asset	1,830	62
Income tax receivable	2,806	2,755
Long-term available-for-sale investments	32,151	—
Other assets	12,955	13,181

Total Assets	$612,077	$613,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,531	$9,770
Accrued compensation	10,810	14,314
Accrued income taxes	964	—
Other accrued liabilities	6,094	5,289

Total current liabilities	29,399	29,373

Senior subordinated convertible notes	143,750	143,750
Long-term deferred tax liability	34,712	35,953
Other	6,664	6,614

Total Liabilities	214,525	215,690

Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 54,463 and 52,329 as of March 29, 2008 and December 29, 2007, respectively	—	—
Additional paid-in capital	460,576	458,383
Accumulated deficit	(61,663)	(61,577)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on investments	(2,435)	317
Cumulative translation adjustments	1,074	906

Total accumulated other comprehensive income (loss)	(1,361)	1,223

Total Shareholders’ Equity	397,552	398,029

Total Liabilities and Shareholders’ Equity	$612,077	$613,719

See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Product sales	$64,427	$57,310
Cost of product sales	28,590	22,797

Gross profit	35,837	34,513

Operating expenses:
Selling, general and administrative	20,636	21,945
Research and development	12,519	10,893
Amortization of purchased intangible assets	3,296	3,153

Total operating expenses	36,451	35,991

Loss from operations	(614)	(1,478)
Other income and (expense):
Interest expense	(890)	(1,068)
Interest income and other	2,178	2,187

Income (loss) before income taxes	674	(359)
Income tax (expense) benefit	(325)	84

Net income (loss)	$349	$(275)

Net income (loss) per share:
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

Shares used to compute net income (loss) per share:
Basic	54,222	52,736
Diluted	54,886	52,736
See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$349	$(275)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,715	5,337
Investment premium amortization (net)	290	92
Non-cash interest and other expenses	1,195	1,212
Tax benefit related to stock options	—	1,210
Share-based compensation expense	2,657	3,503
Excess tax benefits from share-based compensation	(28)	(653)
Change in net deferred tax liability	(1,173)	302
Changes in assets and liabilities:
Receivables	2,607	187
Inventories	993	(8,079)
Prepaid expenses and other assets	(807)	(1,258)
Accounts payable and other liabilities	(1,829)	(2,205)
Accrued income taxes, net	(253)	(3,372)

Net cash provided by (used in) operating activities	9,716	(3,999)
Cash flows from investing activities:
Purchases of available-for-sale investments	(42,120)	(149,793)
Sales of available-for-sale investments	69,820	96,335
Maturities of available-for-sale investments and restricted investments	24,536	—
Purchases of property, plant and equipment	(1,583)	(2,018)

Net cash provided by (used in) investing activities	50,653	(55,476)
Cash flows from financing activities:
Excess income tax deficit on stock option exercises	(180)	—
Proceeds from stock option exercises	147	5,400
Excess tax benefits from share-based compensation	28	653
Repurchase and retirement of common shares	(966)	(671)

Net cash (used in) provided by financing activities	(971)	5,382
Effect of exchange rate changes on cash and cash equivalents	47	(4)

Net increase (decrease) in cash and cash equivalents	59,445	(54,097)
Cash and cash equivalents at beginning of period	20,689	67,453

Cash and cash equivalents at end of period	$80,134	$13,356

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,933	$2,609

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$763	$1,286

See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net income (loss)	$349	$(275)

Other net comprehensive income (loss):
Unrealized loss on investments (net of taxes of $(1,835) and $(1) for the three months ended March 29, 2008 and March 31, 2007, respectively)	(2,752)	(1)
Foreign currency translation adjustments	168	(15)

Comprehensive loss	$(2,235)	$(291)

See notes to condensed consolidated financial statements.

THORATEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “Thoratec,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2007 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our Annual Report on Form 10-K (the “2007 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.
     The preparation of our condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
2. Fair Value Measurement
     We adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, Fair Value Measurements as of December 30, 2007 to measure the fair value of certain of our financial assets and financial liabilities required to be measured on a recurring basis. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market based inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

     The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	As of March 29, 2008
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Short Term Assets
Cash and cash equivalents	$80,134	$80,134	$—	$—
Municipal bonds	99,547	—	99,547	—
Auction rate securities (1)	8,850	8,850	—	—

	$188,531	$88,984	$99,547	$—

Long Term Assets
Auction rate securities	$32,151	$—	$—	$32,151

Other Long Term Assets
Convertible debenture (fair value for purposes of disclosure in Note 9)	$5,000	$—	$—	$5,000

Long Term Debt
Senior subordinated convertible notes (fair value for purposes of disclosure in Note 11)	$140,118	$140,118	$—	$—

(1)	Auction rate securities were classified using a Level 1 input, because they were called in April 2008 for redemption at 100% of par value.
The above table does not include:
a.	Fair value of the make-whole provision accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, using Level 3 inputs, referred to in Note 11.

b.	Fair value of the of the foreign currency contracts under SFAS No. 133 using Level 2 inputs, referred to in Note 6.
     Assets measured at fair value on a recurring basis using significant unobservable Level 3 inputs consist primarily of securities with an auction reset feature (“auction rate securities”) whose underlying assets are student loans issued by various tax-exempt state agencies, most of which are supported by federal government guarantees. In addition, we are using significant unobservable Level 3 inputs for our disclosure of the fair value of our convertible debenture.
     The following tables summarizes the changes in the fair value for Level 3 inputs during the first quarter of 2008:

	Auction Rate	Other Long
	Securities	Term Assets

Balance at December 29, 2007	$—	$5,000
Transfer to Level 3	46,050	—
Unrealized holding loss, included in other comprehensive loss	(5,049)	—
Transfer to Level 1	(8,850)	—

Balance at March 29, 2008	$32,151	$5,000

     Given the complexity of our investments in auction rate securities, we solicited fair value estimates from our investment advisor. We estimated, with the assistance of our advisor, the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period;

and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
3. Investments in Available-for-Sale Securities
     Our investment portfolio is comprised of short-term and long-term investments. Investments classified as short-term available-for-sale consist primarily of corporate and municipal bonds, United States government obligations and auction rate securities, with callable bond features. Investments classified as long-term available-for-sale consist primarily of auction rate securities, whose underlying assets are student loans.
     Our investments in available-for-sale securities are recorded at estimated fair value on our financial statements, and the temporary differences between cost and estimated fair value are presented as a separate component of accumulated other comprehensive income. We recorded a $4.1 million unrealized loss (before taxes) for the three months ended March 29, 2008, which represents an unrealized loss of $5.1 million (before taxes) on our auction rate securities offset in part by an unrealized gain of $1.0 million (before taxes) on our municipal bonds. We recorded a net unrealized gain on investments of approximately $0.2 million (before taxes) for the three months ended March 31, 2007. The specific identification method is used to determine realized gains and losses on investments.
     As of March 29, 2008, we owned approximately $41.0 million of auction rate securities that are marketed by financial institutions and that were structured to periodically reset through auctions ranging from 7 to 35 days. The underlying collateral of the auction rate securities consists of student loans. Beginning in February of 2008, some of these auctions began to fail. As a result, we will not be able to access these funds until future auctions for these securities are successful, until a secondary market is established, or until these securities are called for redemption. As such, some of our auction rate securities are classified as long-term which are valued at $32.1 million. The remaining balance of auction rate securities valued at $8.9 million are classified as short-term investments and are carried at par value because these securities were called in April, 2008 for redemption at 100% of par value.
     We intend and have the ability to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short- term available for-sale securities aggregating $188.5 million at March 29, 2008, the current lack of liquidity in the credit and capital markets will not have an impact on our liquidity, our cash flow or our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.
4. Recently Issued and Proposed Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The main purpose is to disclose the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact of this pronouncement will have on our disclosure requirement for our derivatives at the beginning of our fiscal year 2009.
     In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157. With the issuance of SFAS No. 157-2, the FASB agreed to: (a) defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to the assets and liabilities. We are currently evaluating the accounting and disclosure requirements that SFAS No. 157-2 will have on our results of operations or financial conditions when we adopt SFAS No. 157-2 at the beginning of our fiscal year 2009.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No.141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. The provisions of SFAS No. 141R will only impact us if we are a party to a business combination after our fiscal year 2008.

     In August 2007, the FASB released proposed Financial Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-a, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-a, if adopted as proposed, would impact the accounting associated with our senior convertible notes recorded at a book value of $143.5 million. This FSP APB 14-a would require us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to the proposed retrospective accounting treatment upon adoption. The proposed FSP was issued for a 45-day comment period. The FASB began its re-deliberations of the guidance in FSP APB 14-a in the first quarter of 2008 and it is anticipated that the final FSP will be issued in the second calendar quarter of 2008 and is expected to be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the accounting impact and disclosure requirements that this guidance will have on our results of operations or financial conditions when we adopt FSP APB 14-a at the beginning of our fiscal year 2009.
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires that non-refundable advance payments for future research and development activities be capitalized until the goods have been delivered or related services have been performed. The adoption of EITF 07-3 is on a prospective basis and will only impact us, on or after the start of our fiscal year 2008, if we enter into an agreement which requires a non-refundable advance payment beginning with our fiscal year 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to elect to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. SFAS No. 159 is applied prospectively upon adoption. We adopted SFAS No. 159 effective January 1, 2008. We did not elect the fair value option for any of our financial assets or financial liabilities.
5. Cash and cash equivalents
     Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.
6. Financial Instruments
     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products who report to our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in other comprehensive income. The period-end translation of the non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s condensed consolidated balance sheet that are not denominated in UK pounds) at the period-end exchange rates result in foreign currency gains and losses, which are included in our condensed consolidated statements of operations in “Interest income and other.”
     We use forward foreign currency contracts to hedge the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s condensed consolidated balance sheet that are not denominated in UK pounds). Our contracts typically have maturities of three months or less.
     Our financial instrument contracts qualify as derivatives under SFAS No. 133, and we valued these contracts at the estimated fair value at March 29, 2008. The change in fair value of the forward currency contracts is included in “Interest income and other,” and offsets the foreign currency exchange gains and losses in the condensed consolidated statement of operations. The impact of these foreign currency contracts are:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(in thousands)

Foreign currency exchange losses on foreign currency contracts	$1,040	$83
Foreign currency exchange gains on foreign translation adjustments	1,108	56
     As of March 29, 2008, we had forward contracts to sell euros with a notional value of €8.2 million and to purchase UK pounds with a notional value of £3.3 million, and as of March 31, 2007 we had forward contracts to sell euros with a notional value of €5.0 million and to purchase UK pounds with a notional value of £2.3 million. As of March 29, 2008, our forward contracts had an average exchange rate of one U.S. dollar to 0.6451 euros and one U.S. dollar to 0.4999 UK pounds. The forward contracts are valued based on exchange rates derived from an independent source of market participant assumptions and compiled from the best information available. As of March 29, 2008, the estimated fair of value of these foreign currency contracts were $0.2 million, recorded in “Other Assets”.
7. Inventories
     Inventories consisted of the following:

	As of
	March 29,	December 29,
	2008	2007
	(in thousands)
Finished goods	$17,815	$20,732
Work in process	13,190	10,053
Raw materials	22,307	24,150

Total	$53,312	$54,935

8. Property, Plant and Equipment, net
     Property, plant and equipment, net, consisted of the following:

	As of
	March 29,	December 29,
	2008	2007
	(in thousands)
Land, building and improvements	$16,135	$16,135
Equipment and capitalized software	64,032	61,886
Furniture and leasehold improvements	23,003	22,804

Total	103,170	100,825
Less accumulated depreciation	(56,808)	(54,348)

	$46,362	$46,477

     Depreciation expense for the three months ended March 29, 2008 and March 31, 2007 was $2.4 million and $2.1 million, respectively.

9. Other Assets
     On August 23, 2006, we purchased a $5.0 million convertible debenture from Levitronix, LLC (“Levitronix”), a company with which we have a distribution arrangement to sell Levitronix products. The convertible debenture is a long-term note receivable with an annual interest rate of 5.7%, to be accrued monthly and at the option of Levitronix, paid in cash or in-kind semi-annually on February 23rd and August 23rd until its maturity on August 23, 2013. We may convert the debenture at any time at our option into membership interests of Levitronix at a conversion price of $4.2857, which may be adjusted as a result of certain corporate events. This conversion feature is not an embedded derivative under SFAS No. 133 because the membership interests of the issuer are not readily convertible to cash. If we had converted the debenture as of March 29, 2008, our ownership in Levitronix would have been less than 5%.
     The $5.0 million outstanding principal amount of the Levitronix convertible debenture plus accrued but unpaid interest of $0.5 million thereon, is included in “Other assets” on our condensed consolidated balance sheet. As of March 29, 2008, the fair value of the convertible debenture, based on a discounted cash flows valuation approach using significant unobservable inputs, was approximately $5.0 million.
10. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill was $98.4 million as of March 29, 2008 and December 30, 2007, $94.1 million of which is attributable to our Cardiovascular division and $4.3 million of which is attributable to International Technidyne Corporation’s (“ITC”) acquisition of the outstanding common shares of privately held A-VOX Systems, Inc. (“Avox”).
     In February 2001, we merged with Thermo Cardiosystems, Inc. (“TCA”). Prior to the merger with TCA (the “Merger”), TCA was a subsidiary of Thermo Electron Corporation (“TCI”). The components of identifiable intangible assets related to the Merger include: patents and trademarks, core technology (Thoralon, our proprietary bio-material), and developed technology (patent technology, other than core technology, acquired in the Merger). The components of intangible assets related to the October 2006 Avox acquisition include: patents and trademarks, developed technology and customer and distributor relationships and other. The combined components are included in purchased intangibles on the condensed consolidated balance sheets as follows:

	As of March 29, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$38,515	$(26,016)	$12,499
Core technology	37,485	(12,286)	25,199
Developed technology	125,742	(45,585)	80,157
Customer and distributor relationships and other	897	(281)	616

Total purchased intangible assets	$202,639	$(84,168)	$118,471

	As of December 29, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$38,515	$(25,086)	$13,429
Core technology	37,485	(11,793)	25,692
Developed technology	125,742	(43,748)	81,994
Customer and distributor relationships and other	897	(245)	652

Total purchased intangible assets	$202,639	$(80,872)	$121,767

     Amortization expense related to purchased intangible assets, was $3.3 million and $3.2 million for the three months ended March 29, 2008 and March 31, 2007, respectively. Our amortization expense is expected to be approximately $13.2 million in 2008 declining to $9.1 million by 2012. This decline in amortization expense is because of certain intangibles which will be fully amortized in 2009 and 2010. Patents and trademarks have useful lives ranging from one to thirteen years, core and developed technology assets have useful lives ranging from three to sixteen years and customer and distributor relationships and other have useful lives ranging five to ten years.

11. Long-Term Debt
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The convertible notes were sold to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. A portion of the proceeds were used to repurchase 4.2 million shares of our outstanding common stock for $60 million. The balance of the proceeds have been and will be used for general corporate purposes, which may include additional stock repurchases, strategic investments or acquisitions. Principal amount of the convertible notes at maturity is $247.4 million offset by the original issue discount of $103.7 million and net debt issuance costs of $4.3 million to equal to net proceeds of $139.4 million.
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
     The deferred debt issuance costs of $1.9 million, $4.3 million net of $2.4 million in amortization, are included in “Other assets” on the condensed consolidated balance sheet as of March 29, 2008. The deferred debt issuance costs are amortized on a straight line basis until May 2011 at which point the Company can redeem the debt. These charges are included in “Interest expense” on our condensed consolidated statements of operations.
     Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Holders may surrender their senior subordinated convertible notes for conversion on or before May 16, 2029 during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day. However, in such event, if on the day before any conversion the closing sale price of our common stock is greater than the accreted conversion price (i.e., the issue price of the note plus accrued original issue discount divided by the conversion rate) but less than or equal to 120% of the accreted conversion price, instead of shares of our common stock based on the conversion rate, holders will receive cash or common stock, or a combination of each at our option, with a value equal to the accreted principal amount of the notes plus accrued but unpaid interest as of the conversion date. Additionally, holders may convert their senior subordinated convertible notes if we call them for redemption or if specified corporate transactions or significant distributions to holders of our stock have occurred. As of March 29, 2008, no notes had been converted or called.
     Holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if we experience a change in control or a termination of trading of our common stock each holder may require us to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, a make-whole premium. This premium is considered an embedded derivative under SFAS No. 133 and has been bifurcated from the senior subordinated convertible notes and recorded at its estimated fair value, $0.2 million at March 29, 2008. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, the Company’s stock price, volatility of the Company’s stock, the probability of our being acquired and the probability of the type of consideration used by a potential acquirer.
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
     The aggregate fair value of the senior subordinated convertible notes at March 29, 2008, based on quoted market prices in active markets was $140.1 million.

12. Share-Based Compensation
     Share-based compensation expense is measured based on the grant-date fair value of the share-based awards. We recognize share-based compensation expense for the portion of the award that will ultimately be expected to vest over the requisite service period for those awards with graded vesting and service conditions. We develop an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience. The estimated forfeiture rate is re-assessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests.
     Share-based compensation included in the condensed consolidated statement of operations consists of the following :

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(in thousands)
Cost of Goods Sold	$339	$356
Selling, general and administrative	1,674	2,348
Research and development	747	798

	$2,760	$3,502

     For the three months ended March 29, 2008 and March 31, 2007, share-based compensation expense of $0.6 million and $0.5 million, respectively, was capitalized to inventory.
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Prior to the adoption of SFAS No. 123(R) Share-Based Payment, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS No. 123(R), beginning in 2006, our condensed consolidated statements of cash flows presentation reports the excess tax benefits from the exercise of stock options as financing cash flows of $28,000 and $0.7 million for the three months ended March 29, 2008 and March 31, 2007, respectively.
     Cash proceeds from the exercise of stock options were $0.1 million and cash proceeds from our employee stock purchase plan were none for the three months ended March 29, 2008. Cash proceeds from the exercise of stock options were $5.4 million and cash proceeds from our employee stock purchase plan were none for the three months ended March 31, 2007. The excess income tax benefit realized from stock option exercises was $28,000 and $0.7 million for the three months ended March 29, 2008 and March 31, 2007, respectively.
Equity Plan
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”), and in May 2006 the 2006 Plan was amended by the Board of Directors and approved by our shareholders. The 2006 Plan allows us to grant to employees and directors of, and consultants to, the Company up to a total of 2.2 million shares of stock in the form of options, restricted stock bonuses, restricted stock purchases, restricted stock units, stock appreciation rights, phantom stock units, performance share bonuses, and performance share units. The 2006 Plan stipulates that no more than 50% of the authorized shares may be issued as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses or performance share units. During the three months ended March 29, 2008, 376,630 options were granted under the 2006 Plan at an exercise price equal to the fair market value on the date of grant and 428,810 shares of restricted stock and restricted stock units were granted under this plan. At March 29, 2008, 34,045 shares remained available for grant under the 2006 Plan.
Stock Options
     Our common stock option plans or equity incentive plans have options outstanding at March 29, 2008, with only the 2006 Plan, described above, available for future grants. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Vesting on options granted to officers will be accelerated in certain circumstances following a change in control of the Company.

     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. The expected term of options represents the period of time that options are expected to be outstanding. We use separate assumptions for groups of employees (for example, officers) that have similar historical exercise behavior. The range below reflects the expected option impact of these separate groups.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 29, 2008	March 31, 2007
Risk-free interest rate	3.25%	4.82%
Expected volatility	40%	40%
Expected option life	5.09 to 6.07 years	5.10 to 6.06 years
Dividends	None	None
     At March 29, 2008, there was $6.2 million of unrecognized compensation expense related to stock options. The aggregate intrinsic value of in-the-money options outstanding, based on the closing price of the Company’s common stock on March 28, 2008, the last trading day in the three months ended March 29, 2008, of $14.05, was $6.7 million, and the aggregate intrinsic value of options exercisable was $6.4 million. The intrinsic value of options exercised was $0.1 million for the three months ended March 29, 2008. The fair value of the options granted during the three months ended March 29, 2008 was $2.4 million.
     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding options at December 29, 2007	5,748	$15.46	6.19
Granted	377	14.96
Exercised	(16)	9.56
Forfeited or expired	(38)	18.17

Outstanding options at March 29, 2008	6,071	$15.42	6.15

Outstanding options exercisable at March 29, 2008	4,385	$14.38	5.26

Outstanding options exercisable and expected to be exercisable at March 29, 2008	5,831	$15.32	6.04

Restricted Stock
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
     Share-based compensation expense related to these restricted stock grants was $1.2 million for the three months ended March 29, 2008. As of March 29, 2008, we had $13.0 million of unrecognized compensation expense related to these restricted stock awards. The total fair value of the shares granted during the three months ended March 29, 2008 was $6.2 million.
     Restricted stock activity is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at December 29, 2007	768	$18.29
Granted	415	14.90
Vested	(167)	18.35
Forfeited or expired	(17)	18.47

Outstanding unvested restricted stock at March 29, 2008	999	$16.87

Restricted Stock Units
     In the first three months of 2008, we granted restricted stock units to certain of our non-U.S. employees under the 2006 Plan. As of March 29, 2008, we had $0.3 million of unrecognized compensation expense related to these restricted stock units. The aggregate intrinsic value of the units outstanding, based on the Company’s stock price on March 29, 2008, was $0.4 million.
     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	(in years)
Outstanding units at December 29, 2007	21	$18.58	2.82
Granted	14	14.81
Released	(5)	18.92
Forfeited or expired	—	—

Outstanding units at March 29, 2008	30	$16.75	2.02

Employee Stock Purchase Plan
     In May 2002, our shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1st of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on each of March 1, 2006 and March 1, 2008; our Board of Directors specified no increase as of March 1, 2007. Eligible employees may purchase a limited number of shares, over a six month period, the Company’s common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the three months ended March 29, 2008, no shares of common stock were issued under the ESPP. As of March 29, 2008, approximately 331,800 shares remained available for issuance under this plan.
     The estimated subscription date fair value of the current offering under the ESPP is approximately $0.3 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	3.95%
Expected volatility	40%
Expected option life	0.50 years
Dividends	None
     As of March 29, 2008, there was approximately $0.2 million of unrecognized compensation expense related to ESPP subscriptions that began on November 1, 2007, which amount we expect to recognize during the second quarter of 2008.

13. Income Taxes
          Our effective income tax rates were 48.2% and 23.4%, for the three months ended March 29, 2008 and March 31, 2007, respectively. The 24.8% increase in our effective tax rate for the three month period in 2008 as compared to the same period in 2007 was primarily due to foreign return-to-provision true-up, the release of reserves recorded under FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, related to certain foreign exposures, an anticipated reduction in research credit benefits in 2008 which are contingent upon Congressional approval, partially offset by increased tax-exempt interest income and reduction in incentive stock option exercises.
     The tax years 2004 through 2007 remain subject to audit by certain jurisdictions in which we are subject to taxation with the exception of California and New Jersey, which remain subject to audit from 2003 to 2007, and the UK which remains subject to audit from 2005 through 2007. However, as we had net operating losses and credits carried forward in several jurisdictions including U.S. federal and California, certain items attributed to closed years remain subject to adjustment by the relevant tax authority through an adjustment to tax attributes carried forward to open years.
     At March 29, 2008 and December 29, 2007, we reported a net deferred tax liability of approximately $26.8 million and $29.8 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.
     We adopted FIN 48 on December 31, 2006. Under FIN 48, tax positions are evaluated for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. During the quarter ended March 29, 2008, we released certain foreign indirect items valued at approximately $0.4 million which had previously offset income tax exposures as a result of the filing of a foreign return. This release was partially offset by certain return-to-provision true-ups resulting in net tax expense of approximately $0.2 million. Our unrecognized tax benefits were not adjusted for this item since it related to an indirect benefit. However, we did reduce unrecognized tax benefits by approximately $48,000 as a result of audit settlements and the passage of time on which certain exposures may be assessed. We believe it is reasonably possible that unrecognized tax benefits approximating $0.1 million will be reduced as a result of the filing of income tax returns in a foreign jurisdiction within the next twelve months.

14. Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share were calculated as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(in thousands, except per share data)

Net income (loss)	$349	$(275)

Weighted average number of common shares-basic	54,222	52,736
Dilutive effect of stock options and Employee Stock Purchase Plan shares	664	—

Weighted average number of common equivalent shares-diluted	54,886	52,736

Net income (loss) per common share:
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(in thousands)
Options to purchase shares not included in the computation of diluted income (loss) per share because their inclusion would be antidilutive	3,067	1,890

     The computation of diluted net income (loss) per share for the three months ended March 29, 2008 and March 31, 2007, excludes the effect of assuming the conversion of our senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive for those periods.
     Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common stock, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2007 as a $20 million program. No shares of our common stock were repurchased under our publicly announced repurchase programs during the three months ended March 29, 2008 and March 31, 2007. All repurchased shares have been retired and are not included in net income or loss per common share.

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
     Business Segments:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(in thousands)
Product sales:
Cardiovascular	$40,221	$35,538
ITC	24,206	21,772

Total product sales	$64,427	$57,310

Income(loss) before income taxes:
Cardiovascular (a)(c)	$1,826	$1,127
ITC(a)(c)	805	1,398
Corporate (b)(c)	(3,245)	(4,003)

Total operating loss	(614)	(1,478)
Other income and (expense):
Interest expense	(890)	(1,068)
Interest income and other	2,178	2,187

Income (loss) before income tax benefit	$674	$(359)

	As of
	March 29,	December 29,
	2008	2007
	(in thousands)
Total assets:
Cardiovascular	$307,217	$312,691
ITC	61,995	62,642
Corporate (b)	242,865	238,386

Total assets	$612,077	$613,719

(a)	Includes amortization expense of $3.1 million for the three months ended March 29, 2008 and $2.9 million for the three months ended March 31, 2007, related to the Cardiovascular segment. The ITC segment also includes amortization expense of $0.2 million for each of the three months ended March 29, 2008 and March 31, 2007.

(b)	Represents unallocated costs or assets, not specifically identified to any particular business segment.

(c)	Includes share-based compensation expense of $1.3 million, $0.8 million and $0.8 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended March 29, 2008 and $1.3 million, $0.8 million and $1.3 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended March 31, 2007.

Geographic Areas:
     The geographic composition of our product sales was as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(in thousands)
Domestic	$45,374	$43,678
International	19,053	13,632

Total product sales	$64,427	$57,310

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2007 Annual Report on Form 10-K (the “2007 Annual Report”) and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release any revisions or updates to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
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
     For advanced HF, our Cardiovascular division develops, manufactures and markets proprietary medical devices used for mechanical circulatory support (“MCS”). Our primary product lines are our ventricular assist devices (“VADs”): the Thoratec Paracorporeal Ventricular Assist Device (“PVAD”), the Thoratec Implantable Ventricular Assist Device (“IVAD”), the HeartMate Left Ventricular Assist System (“HeartMate XVE”), and the HeartMate II Left Ventricular Assist System (“HeartMate II”). We refer to the PVAD and the IVAD collectively as the “Thoratec product line” and we refer to the HeartMate XVE and the HeartMate II collectively as the “HeartMate product line.” The PVAD, IVAD, HeartMate XVE and HeartMate II are approved by the U.S. Food and Drug Administration (“FDA”) and CE Mark approved in Europe. In addition, for acute HF we market the CentriMag Blood Pumping System (“CentriMag”), which is manufactured by Levitronix LLC (“Levitronix”) and distributed by us in the U.S. under a distribution agreement with Levitronix. We also manufacture a vascular access graft for renal dialysis.
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
     Our ITC division develops, manufactures and markets two product lines: point-of-care diagnostic test systems for hospital point-of-care and alternate site point-of-care markets, including diagnostic test systems that monitor blood coagulation while a patient is being administered certain anticoagulants, and that monitor blood gas/electrolytes, oxygenation and chemistry status; and incision products including devices used to obtain a patient’s blood sample for diagnostic testing and screening for platelet function.

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
     Our product portfolio of implantable and external MCS devices and graft products is described below.
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
     A pneumatic power source drives the PVAD. It is designed for short-to-intermediate duration use of a few weeks to several months, although this device has supported numerous patients for six to eighteen months. Offering left, right or biventricular support, the PVAD and the IVAD, described below, are the only biventricular support systems approved for use as BTT and home discharge. This characteristic is significant since approximately 50% of bridge-to-transplant patients treated with the PVAD require right as well as left-sided ventricular assistance. The PVAD is also the only device approved for both bridge-to-transplantation and recovery following cardiac surgery. The PVAD incorporates our proprietary biomaterial, Thoralon, which has excellent tissue and blood compatibility and is resistant to blood clots.

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
The HeartMate II
     The HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device consisting of a miniature rotary blood pump designed to provide intermediate and long-term MCS. The HeartMate II is designed to improve survival and quality of life and to provide five to ten years of circulatory support for a broad range of advanced heart failure patients. Significantly smaller than the HeartMate XVE and with only one moving part, the HeartMate II is simpler and designed to operate more quietly than pulsatile devices. As of April 25, 2008, more than 1,300 patients worldwide have been implanted with the HeartMate II. In April 2008 we received FDA approval for the HeartMate II for BTT. In addition, the HeartMate II is in a Phase II pivotal trial in the U.S. for Destination Therapy. The device received CE Mark approval in November 2005, allowing for its commercial sale in Europe.
The CentriMag
     The CentriMag, manufactured by Levitronix, is approved to provide MCS for up to six hours for patients suffering from severe, but potentially reversible, cardiac failure and is based on Levitronix’s magnetically levitated bearingless motor technology. We entered into a distribution agreement with Levitronix in August 2007, with an initial term effective through December 2011, to distribute the CentriMag in the U.S. The CentriMag is 510(k) cleared by the FDA for use in patients requiring short-term extracorporeal circulatory support during cardiac surgery and Levitronix has CE Mark approval in Europe to market the product to provide support for up to thirty days. Levitronix is currently in discussion with the FDA regarding an Investigational Device Exemption (“IDE”) to begin a pivotal trial to demonstrate safety and effectiveness of the CentriMag for longer periods of support.
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
     These products are sold to both the hospital point-of-care and alternate site point-of-care segments of the market. These products offer certain advantages, command a premium over the competition and are sold in the higher end of the market. Our growth in this segment is limited due to lower priced products competing for the same customers.

Critical Accounting Policies and Estimates
     We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies and estimates on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies and estimates, see the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our 2007 Annual Report filed with the SEC. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. There can be no assurance that actual results will not differ from those estimates and assumptions.
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
     We recognize sales of certain Cardiovascular division products to first-time customers when we have determined that the customer has the ability to use the products. These sales frequently include the sale of products and training services under multiple element arrangements. Training is not considered essential to the functionality of the products. The amount of revenue under these arrangements allocated to training is based upon fair market value of the training, which is typically performed on behalf of our third party providers. The amount of product sales allocated to the Cardiovascular division products is made using the fair value method. Under this method, the total value of the arrangement is allocated to the training and the Cardiovascular division products based on the relative fair market value of the training and products.
     In determining when to recognize revenue, management makes decisions on such matters as the fair values of the product and training elements when sold together, customer credit worthiness and warranty reserves. If any of these decisions proves incorrect, the carrying value of these assets and liabilities on our condensed consolidated balance sheets or the recorded product sales could be significantly different, which could have a material adverse effect on our results of operations for any fiscal period.
Reserves
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments owed to us for product sales and training services. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     The majority of our products are covered by up to a two-year limited manufacturer’s warranty from the date of shipment or installation. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated, at which time they are included in “Cost of product sales” in our condensed consolidated statements of operations. In determining the warranty reserve estimate, management makes judgments and estimates on such matters as repair costs and probability of warranty obligations.
     Management must make judgments to determine the amount of reserves to accrue. If any of these decisions proves incorrect, our condensed consolidated financial statement could be materially and adversely affected.

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
Evaluation of Purchased Intangibles and Goodwill for Impairment
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically evaluate the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Management must make estimates of these future cash flows, if necessary, and the approximate discount rate, and if any of these estimates proves incorrect, the carrying value of these assets on our condensed consolidated balance sheets could become significantly impaired.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, such assets with indefinite lives are not amortized but are subject to annual impairment tests. If there is an apparent impairment, a new fair value would be determined. If the new fair value is less than the carrying amount, an impairment loss would be recognized.
Valuation of Share-Based Awards
     We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of option awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes option pricing model for option grants is based on historical volatility. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially affected.

Fair Value Measurements
     We adopted the provisions of SFAS No. 157, Fair Value Measurements, on December 30, 2007. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date.
     In determining fair value, we use various approaches, including market, income and/or cost approaches, each of these approaches requires certain inputs. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets and liabilities utilizing Level 1 inputs include broker-dealer quote securities that can be traded in an active market. We used Level I assumptions for our cash and cash equivalents, for auction rate securities called at par in April, 2008 and for straight convertible debt feature of our senior subordinated convertible debt notes, except for the make-whole provision using a Level 3 input, described below. Since valuations are based on quoted prices that are readily and regularly available in an active market, a significant degree of judgment is not required.

•	Level 2—Valuations based on quoted prices of similar investments in active markets, of similar or identical investments in markets that are not active or model based valuations for which all significant inputs and value drivers are observable, directly or indirectly. Assets and liabilities utilizing Level 2 inputs include primarily municipal bonds.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include certain auction rate securities, our Levitronix convertible debenture and the make-whole feature of our senior subordinated convertible notes. Our estimates are subject to significant judgment by management
     Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. See Note 2 to the condensed consolidated financial statements for further information about our financial assets that are accounted for at fair value.
     Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been obtained had an active market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security’s principal market.

Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated as a percentage of total product sales:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Product sales	100%	100%
Cost of product sales	44	40

Gross profit	56	60
Operating expenses:
Selling, general and administrative	32	38
Research and development	19	19
Amortization of purchased intangible assets	6	6

Total operating expenses	57	63
Loss from operations	(1)	(3)
Other income and (expense):
Interest expense	(1)	(2)
Interest income and other	3	4

loss before income tax benefit (expense)	1	(1)
Income tax benefit (expense)	(1)	—

Net income (loss)	—%	(1)%

See Note 15 to our unaudited condensed consolidated financial statements in this Quarterly Report for data presented by business segment.
Three months ended March 29, 2008 and March 31, 2007
Product Sales
     Product sales in the first quarter of 2008 were $64.4 million compared to $57.3 million in the first quarter of 2007. Product sales changes are due to volume unless otherwise noted. The primary components of the total $7.1 million increase in product sales were the following:
•	Cardiovascular product sales increased by $4.7 million primarily due to higher sales of our HeartMate product line, partially offset by the decline in the Thoratec product line as we continue to see an increased usage in short-term devices.

•	ITC product sales increased by $2.4 million, due primarily to higher international sales of our alternate site products and HEMOCHRON product line.
     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 30% and 23% of our total product sales in the first quarter of 2008 and 2007, respectively.
Gross Profit
     Gross profit in the first quarter of 2008 was $35.8 million compared to $34.5 million in the first quarter of 2007. As a percentage of product sales, gross profit in the first quarter of 2008 and 2007 was 56% and 60%, respectively. The decrease in gross margin percentage was primarily due to the following:
•	Cardiovascular gross margin percentage decreased by 5.1% primarily due to fluctuations in capitalized manufacturing variances and unfavorable pump to non-pump product mix, partially offset by favorable foreign currency translations.

•	ITC division gross margin percentage decreased by 4.1% due to geographic mix during the first quarter of 2008 and a reduction of instrument upgrade activity in comparison to the first quarter of 2007.

Selling, General and Administrative
     Selling, general and administrative expenses in the first quarter of 2008 were $20.6 million, or 32% of product sales, compared to $21.9 million, or 38% of product sales, in the first quarter of 2007. These expenses decreased by $1.3 million primarily attributable to the following:
•	Cardiovascular costs remained the same in both of the first quarters of 2008 and 2007. During the first quarter of 2008 as compared to the first quarter of 2007, share-based compensation costs and consulting expenses decreased, offset by an increase in commission expense related to higher volume and market development initiatives.

•	ITC costs increased by $0.3 million in the first quarter of 2008 as compared to the first quarter of 2007, primarily due to higher commission expense related to volume increases.

•	Corporate costs decreased by $1.6 million due to the first quarter of 2007 legal and consulting fees related to stock option review that did not recur in the first quarter of 2008, offset by higher share-based compensation expense during the first quarter of 2008.
Research and Development
     Research and development expenses in the first quarter of 2008 were $12.5 million, or 19% of product sales, compared to $10.9 million, or 19% of product sales, in the first quarter of 2007. Of the $1.6 million increase, our Cardiovascular and ITC division incurred $1.1 million and $0.5 million, respectively, in additional expenses, quarter over quarter. Research and development costs are largely project driven and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The increase in costs at our Cardiovascular division was primarily due to regulatory and clinical costs associated with Phase II of the HeartMate II pivotal trial and HeartMate product line peripheral enhancements. The increase in costs at our ITC division was primarily due to higher personnel and consulting costs related to new product development.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the first quarter of 2008 was $3.3 million as compared to $3.2 million in the first quarter of 2007. The $0.1 million increase in amortization expense resulted from decreasing useful estimated lives of our intangible assets at our Cardiovascular division in the first quarter of 2008.
Interest Expense
     Interest expense was $0.9 million in the first quarter of 2008 as compared to $1.1 million in the first quarter of 2007. Amortization of debt issuance costs related to our senior subordinated convertible notes were $0.2 million for both of the first quarters of 2008 and 2007.
Interest Income and Other
     Interest income and other for both the first quarter of 2008 and 2007 was $2.2 million. Interest income was $2.1 million and $1.9 in the first quarters of 2008 and 2007, respectively. This increase in interest income of $0.3 million was due to higher investment balances in our portfolio and higher short-term interest rates as a result of the auction failures with higher than market interest rates on our auction rate securities. The remaining balance of other income was $0.1 million and $0.3 million in the first quarters of 2008 and 2007, respectively. The decrease of $0.2 million was due to a higher valuation of the make-whole provision on our senior convertible debt, partly offset by higher foreign currency gains.

Income Taxes
     Our effective income tax rates were 48.2% and 23.4%, for the three months ended March 29, 2008 and March 31, 2007, respectively. The 24.8% increase in our effective tax rate for the three month period in 2008 as compared to the same period in 2007 was primarily due to foreign return-to-provision true-ups, the release of reserves recorded under FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, related to certain foreign exposures, an anticipated reduction in research credit benefits in 2008 which are contingent upon Congressional approval, partially offset by increased tax-exempt interest income and reduction in incentive stock option exercises.
     Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Since relatively small changes in our forecasted profitability for 2008 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will be dependent on our profitability and could fluctuate significantly.
Liquidity and Capital Resources
     At March 29, 2008, we had net working capital of $269.7 million compared with $301.7 million at December 29, 2007. Cash and cash equivalents on March 29, 2008 were $80.1 million compared to $20.7 million on December 29, 2007. The increase in cash and cash equivalents was mainly due to an increase in net sales of available-for-sale investments and cash provided by operations, partially offset by purchases of property, plant and equipment and repurchases of restricted stock for payment of income withholding taxes due upon vesting.
     Cash provided by operating activities for the three months ended March 29, 2008 was $9.7 million. This amount included the net income for the period of $0.3 million increased by positive non-cash adjustments to net income of approximately $8.7 million, and increases of approximately $0.7 million from changes in assets and liabilities. The positive non-cash adjustments to net income were primarily due to $5.7 million for depreciation and amortization, $2.7 million related to share-based compensation expense and $1.2 million of non-cash interest and other. The changes in assets and liabilities were primarily due to $2.6 million from decrease in receivables and a $1.0 million decrease in inventory, partially offset by a $0.8 million increase in prepaid expenses and other assets and a $1.8 million decrease in accounts payable.
     Investing activities for the three months ended March 29, 2008 provided cash of $50.7 million, primarily due to $52.3 million net of available-for-sale investments, partially offset by $1.6 million for purchases of property, plant and equipment, net of $0.8 million in transfers of drivers and demonstration equipment from inventory into fixed assets. The purchased property, plant and equipment included $0.6 million for leasehold improvements and purchases of management information systems equipment. ITC used $0.9 million of cash primarily for facility expansion costs.
     Financing activities for the three months ended March 29, 2008 used $1.0 million, comprised primarily of repurchases of restricted stock for payment of income withholding taxes due upon vesting.
     As of March 29, 2008, we owned approximately $41.0 million of auction rate securities that are marketed by financial institutions and are periodically reset through auctions ranging from 7 to 35 days. The underlying collateral of the auction rate securities consists of student loans. Beginning in February of 2008, some of these auctions began to fail. As a result, we will not be able to access these funds until future auctions for these securities are successful, until a secondary market is established, or until these securities are called for redemption. As such, some of our auction rate securities are classified as long-term which are valued at $32.1 million using significant unobservable inputs. The remaining balance of auction rate securities valued at $8.9 million are classified as short-term investments and are carried at par value because these securities were called in April 2008 for redemption at 100% of par value. Notwithstanding our expectation that the auction rate securities market will return to normal and provide liquidity for these investments, it could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
     Given the complexity of our investment in auction rate securities, we solicited fair valuation estimates from their investment advisors. We estimated, with the assistance of our advisor, the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

     The following tables summarizes the change in the fair values for Level 3 auction rate securities during the first quarter of 2008:

Auction Rate
Securities

Balance at December 29, 2007	$—
Transfer to Level 3	46,050
Unrealized holding loss, included in other comprehensive loss	(5,049)
Transfer to Level 1	(8,850)

Balance at March 29, 2008	$32,151

     We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive income or other-than-temporary impairment charges to the condensed consolidated statement of operation in future periods.
     We intend and have the ability to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short- term marketable security balances of $188.5 million at March 29, 2008, the current lack of liquidity in the credit and capital markets will not have an impact on our liquidity, our cash flow or our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.
Off Balance Sheet Arrangements
     We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. At March 29, 2008, our Letter of Credit balance was approximately $660,000.
Contractual Obligations
     As of March 29, 2008, the liability for uncertain tax positions was $7.5 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
     During the three months ended March 29, 2008 there were no other material changes to our contractual obligations reported in our 2007 Annual Report, outside our normal course of business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Interest Rate Risk
     Our investment portfolio is made up of marketable investments in money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at fair market value and are treated as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature due to the frequency with which the interest rate is reset and because such marketable securities represent the investment of cash that is available for current operations. Our auction rate securities that are not liquid are treated as long term. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a loss if we are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points and by 50 basis points, the change in our net unrealized gain or loss on investments would be $0.2 million and $0.3 million, respectively. We do not utilize derivative financial instruments to manage interest rate risks.
     Our senior subordinated convertible notes and the Levitronix convertible debenture do not bear interest rate risk as the notes were issued at a fixed rate of interest.

Foreign Currency Rate Fluctuations
     We conduct business in foreign countries. Our international operations consist primarily of sales and service personnel for our ventricular assist products who report to our U.S. sales and marketing group and are internally reported as part of that group. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s condensed consolidated balance sheet that are not denominated in UK pounds) at the period-end exchange rates result in foreign currency gains and losses, which are included in our condensed consolidated statements of operations in “Interest income and other.”
     We use forward foreign currency contracts to hedge the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our UK subsidiary’s condensed consolidated balance sheet that are not denominated in UK pounds). Our contracts typically have maturities of three months or less.
     Our financial instrument contracts qualify as derivatives under SFAS No. 133 Accounting for Derivative Instrument and Hedging Activities and we valued these contracts at the estimated fair value at March 29, 2008. The change in fair value of the forward currency contracts is included in “Interest income and other,” and offsets the foreign currency exchange gains and losses in the condensed consolidated statement of operations. The impact of these foreign currency contracts are:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(in thousands)
Foreign currency exchange losses on foreign currency contracts	$1,040	$83
Foreign currency exchange gains on foreign translation adjustments	1,108	56
     As of March 29, 2008, we had forward contracts to sell euros with a notional value of €8.2 million and to purchase UK pounds with a notional value of £3.3 million, and as of March 31, 2007 we had forward contracts to sell euros with a notional value of €5.0 million and to purchase UK pounds with a notional value of £2.3 million. As of March 29, 2008, our forward contracts had an average exchange rate of one U.S. dollar to 0.6451 euros and one U.S. dollar to 0.4999 UK pounds. The forward contracts are valued based on exchange rates derived from an independent source of market participant assumptions and compiled from the best information available. It is highly uncertain how currency exchange rates will fluctuate in the future. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates at March 29, 2008 would be approximately $2.0 million.
ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 9A of our 2007 Annual Report on Form 10-K sets forth management’s report on internal control over financial reporting as of December 29, 2007.
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of March 29, 2008. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 29, 2008 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.
Changes to Internal Controls
     There have been no changes in our internal controls over financial reporting during the quarter ended March 29, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2008, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three months ended March 29, 2008.
     The following table sets forth certain information about our common stock repurchased during the three months ended March 29, 2008:

			Total number	Approximate
			of shares	value of shares
	Total		purchased	authorized to be
	number		under	purchased under
	of shares	Average	publicly	publicly
	purchased	price paid	announced	announced
	(2)	per share	programs (1)	programs
	(in thousands, except per share data)
December 30, 2007 through January 26, 2008	4.7	$18.31	—	$—
January 27, 2008 through February 23, 2008	33.6	15.21	—	—
February 24, 2008 through March 29, 2008	24.7	14.99	—	—

Total	63.0	$15.36	—	$—

(1)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three months ended March 29, 2008.

(2)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

ITEM 6. EXHIBITS

10.34	Thoratec Corporation Corporate Executive Incentive Plan FY 2008, effective for certain executive officer of the Company.

10.35	International Technidyne Corporation Executive Incentive Plan FY 2008, effective for certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: May 8, 2008	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: May 8, 2008	/s/ David V. Smith
David V. Smith
Chief Financial Officer