Form 10-Q
period 2008-09-27
THORATEC CORP
filed 2008-11-05
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of October 25, 2008, the registrant had 56,073,382 shares of common stock outstanding.

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
THORATEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	September 27,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$65,493	$20,689
Short-term available-for-sale investments	159,387	197,661
Receivables, net of allowances of $716 and $861, respectively	57,554	45,368
Inventories	59,228	54,935
Short-term deferred tax assets	6,125	6,077
Prepaid expenses and other assets	14,982	6,379

Total current assets	362,769	331,109

Property, plant and equipment, net	48,529	46,477
Goodwill	98,368	98,368
Purchased intangible assets, net	111,880	121,767
Long-term deferred tax assets	3,123	62
Long-term income tax receivable	2,729	2,755
Long-term available-for-sale investments	30,554	—
Other assets	12,484	13,181

Total Assets	$670,436	$613,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,402	$9,770
Accrued compensation	21,045	14,314
Accrued income taxes	3,700	—
Other accrued liabilities	12,022	5,289

Total current liabilities	47,169	29,373

Senior subordinated convertible notes	143,750	143,750
Long-term deferred tax liability	31,696	35,953
Other	6,677	6,614

Total Liabilities	229,292	215,690

Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 56,044 and 54,108 as of September 27, 2008 and December 29, 2007, respectively	—	—
Additional paid-in capital	490,933	458,383
Accumulated deficit	(45,950)	(61,577)
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on investments	(3,908)	317
Cumulative translation adjustments	69	906

Total accumulated other comprehensive (loss) income	(3,839)	1,223

Total Shareholders’ Equity	441,144	398,029

Total Liabilities and Shareholders’ Equity	$670,436	$613,719

See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Product sales	$80,815	$56,055	$227,890	$170,698
Cost of product sales	32,045	23,707	92,460	70,152

Gross profit	48,770	32,348	135,430	100,546

Operating expenses:
Selling, general and administrative	23,845	20,873	68,338	61,952
Research and development	13,443	10,712	38,801	32,372
Amortization of purchased intangible assets	3,295	3,143	9,887	9,439

Total operating expenses	40,583	34,728	117,026	103,763

Income (loss) from operations	8,187	(2,380)	18,404	(3,217)
Other income and (expense):
Interest expense	(1,009)	(1,016)	(3,030)	(3,158)
Interest income and other	2,183	2,261	6,642	6,214

Income (loss) before income taxes	9,361	(1,135)	22,016	(161)
Income tax expense	(2,179)	(273)	(5,834)	(269)

Net income (loss)	$7,182	$(1,408)	$16,182	$(430)

Net income (loss) per share:
Basic	$0.13	$(0.03)	$0.30	$(0.01)

Diluted	$0.12	$(0.03)	$0.28	$(0.01)

Shares used to compute net income (loss) per share:
Basic	55,328	53,808	54,702	53,303
Diluted	63,993	53,808	62,979	53,303
See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$16,182	$(430)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,675	16,183
Investment premium amortization (net)	1,313	664
Write-down of investment	490	215
Non-cash interest and other expenses	355	1,523
Tax benefit related to stock options	5,386	3,131
Share-based compensation expense	7,967	8,132
Excess tax benefits from share-based compensation	(3,598)	(1,861)
Loss on disposal of assets	448	74
Change in net deferred tax liability	(4,549)	(1,890)
Changes in assets and liabilities:
Receivables	(13,811)	2,201
Inventories	(7,019)	(11,846)
Prepaid expenses and other assets	322	(1,774)
Accounts payable and other liabilities	12,114	(1,093)
Accrued income taxes, net	(3,368)	(8,646)

Net cash provided by operating activities	29,907	4,583

Cash flows from investing activities:
Purchases of available-for-sale investments	(143,797)	(247,363)
Sales of available-for-sale investments	90,419	177,475
Maturities of available-for-sale investments and restricted investments	52,742	1,712
Purchases of property, plant and equipment	(6,876)	(4,867)

Net cash used in investing activities	(7,512)	(73,043)

Cash flows from financing activities:
Proceeds from stock option exercises	18,959	13,311
Proceeds from stock issued under employee stock purchase plan	1,050	1,084
Excess tax benefits from share-based compensation	3,598	1,861
Repurchase and retirement of common shares	(1,192)	(878)

Net cash provided by financing activities	22,415	15,378

Effect of exchange rate changes on cash and cash equivalents	(6)	128

Net increase (decrease) in cash and cash equivalents	44,804	(52,954)
Cash and cash equivalents at beginning of period	20,689	67,453

Cash and cash equivalents at end of period	$65,493	$14,499

Supplemental disclosure of cash flow information:
Cash paid for taxes	$8,701	$8,642

Cash paid for interest	$1,707	$1,707

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory to property, plant and equipment	$2,369	$2,820

See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income (loss)	$7,182	$(1,408)	$16,182	$(430)

Other comprehensive income (loss):
Unrealized loss on investments (net of taxes of $713 and $141 for the three months ended and $2,817 and $86 for the nine months ended September 27, 2008 and September 29, 2007, respectively)	(1,070)	211	(4,225)	129
Foreign currency translation adjustments	(811)	162	(837)	402

Comprehensive income (loss)	$5,301	$(1,035)	$11,120	$101

See notes to condensed consolidated financial statements.

THORATEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “Thoratec,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2007 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our 2007 Annual Report on Form 10-K (the “2007 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.
     The preparation of our condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
2. Fair Value Measurement
     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as of December 30, 2007 to measure the fair value of certain of our financial assets and financial liabilities required to be measured on a recurring basis. We valued our financial assets and financial liabilities based on the observability of the inputs used in the valuation of such assets and liabilities, and ranked such fair values according to the following fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

     The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	As of September 27, 2008
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short term investments — municipal bonds	$159,387	$—	$159,387	$—
Long term investments — auction rate securities	30,554	—	—	30,554
Convertible debenture with Levitronix LLC (fair value for purposes of disclosure in Note 9)	5,000	—	—	5,000

	$194,941	$—	$159,387	$35,554

Liabilities
Mark to market on financial instruments (Note 6)	$41	$—	$41	$—
Make-whole provision (Note 11)	66	—	—	66
Senior subordinated convertible notes (fair value for purposes of disclosure in Note 11)	205,983	205,983	—	—

	$206,090	$205,983	$41	$66

     Assets measured at fair value, on a recurring basis using significant unobservable Level 3 inputs consist of securities with an auction reset feature (“auction rate securities”) whose underlying assets are student loans issued by various tax-exempt state agencies, most of which are supported by federal government guarantees and some of which are supported by private insurers. In addition, we are using significant unobservable Level 3 inputs for our disclosure of the fair value of our convertible debenture with Levitronix LLC (“Levitronix’).
     The following table provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant unobservable inputs (level 3):

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Other Long	Other Long
	Securities	Term Assets	Term Liabilities
	(in thousands)
Balance at December 29, 2007	$—	$5,000	$96
Transfer to Level 3	46,050	—	—
Settlements at par	(8,850)	—	—
Unrealized holding loss, included in interest income and other	—	—	116
Unrealized holding loss, included in other comprehensive loss	(5,049)	—	—

Balance at March 29, 2008	$32,151	$5,000	$212

Unrealized holding gain, included in interest income and other	—	—	(59)
Unrealized holding loss, included in other comprehensive loss	(288)	—	—

Balance at June 28, 2008	$31,863	$5,000	$153

Unrealized holding gain, included in interest income and other	—	—	(87)
Unrealized holding loss, included in other comprehensive loss	(1,309)	—	—

Balance at September 27, 2008	$30,554	$5,000	$66

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

3. Investments in Available-for-Sale Securities
     Our investment portfolio is comprised of short-term and long-term investments. Investments classified as short-term available-for-sale consist primarily of municipal bonds, and United States government obligations with callable bond features. Investments classified as long-term available-for-sale consist primarily of auction rate securities, whose underlying assets are student loans.
     Our investments in available-for-sale securities are recorded at estimated fair value on our financial statements, and the temporary differences between cost and estimated fair value are presented as a separate component of accumulated other comprehensive income.

	As of
	September 27,	December 29,
	2008	2007
	(in thousands)
Short-term investments
Unrealized gains on municipal bonds (before taxes)	$429	$517
Unrealized loss on municipal bonds (before taxes)	(296)	—
Long-term investments
Unrealized loss on auction rate securities (before taxes)	(6,646)	—

Net unrealized (loss) gain (before taxes)	$(6,513)	$517

     The specific identification method is used to determine realized gains and losses on investments.
     As of September 27, 2008, we owned approximately $37.2 million face value of auction rate securities that are marketed by financial institutions and structured to periodically reset through auctions ranging from 7 to 35 days. The underlying collateral of the auction rate securities consists of student loans. Beginning in February of 2008, these auctions began to fail. As a result, we will not be able to access these funds until future auctions for these securities are successful, until a secondary market is established, or until these securities are called for redemption. As such, our auction rate securities are classified as long-term and are valued at $30.6 million.
     We intend and have the ability to hold these auction rate securities until the market recovers or until maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term available-for-sale securities with an aggregate value of $224.9 million at September 27, 2008, the current lack of liquidity in the credit and capital markets will not have an impact on our liquidity, our cash flow or our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.
4. Recently Issued Accounting Pronouncements
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Statement Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP No. 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of September 27, 2008. FSP No. 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP No. 157-3 during the three month period ending September 27, 2008 did not have a material impact on our condensed consolidated results of operations or financial condition.
     In June 2008, the FASB Issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the accounting impact and disclosure requirements that this guidance will have on our condensed consolidated results of operations or financial condition when we adopt FSP EITF 03-6-1 at the beginning of our fiscal year 2009.

     In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1, will impact the accounting associated with our senior subordinated convertible notes recorded at a book value of $143.8 million. FSP APB 14-1 will require us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it will require recognizing interest expense in prior periods pursuant to the required retrospective accounting treatment upon adoption. The FSP will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the accounting impact and disclosure requirements that this guidance will have to our condensed consolidated results of operations or financial conditions when we adopt FSP APB 14-1 at the beginning of our fiscal year 2009.
     In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard will not have a material impact to our condensed consolidated financial position and results of operations.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the accounting impact and disclosure requirements that this guidance will have on our condensed consolidated results of operations or financial condition when we adopt FSP No. 142-3 at the beginning of our fiscal year 2009.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The main requirement is to disclose the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact this pronouncement will have on our disclosure requirements for our derivatives at the beginning of our fiscal year 2009.
     In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157. With the issuance of SFAS No. 157-2, the FASB agreed to: (a) defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. We are currently evaluating the additional accounting and disclosure requirements that we will be required to provide at the beginning of our fiscal year 2009, following the expiration of the deferral period.
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
     Our financial instrument contracts qualify as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and we valued these contracts at the estimated fair value at September 27, 2008. The change in fair value of the forward currency contracts is included in “Interest income and other,” and offsets the foreign currency exchange gains and losses in the condensed consolidated statements of operations. The impacts of these foreign currency contracts were:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	( in thousands)
Foreign currency exchange gain (loss) on foreign currency contracts	$325	$(346)	$(822)	$(388)
Foreign currency exchange (loss) gain on foreign translation adjustments	(302)	431	928	433
     As of September 27, 2008, we had forward contracts to sell euros with a notional value of €6.4 million and to purchase UK pounds with a notional value of £4.6 million, and as of September 29, 2007, we had forward contracts to sell euros with a notional value of €6.8 million and to purchase UK pounds with a notional value of £4.0 million. As of September 27, 2008, our forward contracts had an average exchange rate of one U.S. dollar to 0.6799 euros and one U.S. dollar to 0.5351 UK pounds. The forward contracts are valued based on exchange rates derived from an independent source of market participant assumptions and compiled from the best information available. As of September 27, 2008, the estimated fair value of these foreign currency contracts was $0.1 million.

7. Inventories
     Inventories consisted of the following:

	As of
	September 27,	December 29,
	2008	2007
	(in thousands)
Finished goods	$21,929	$20,732
Work in process	14,030	10,053
Raw materials	23,269	24,150

Total	$59,228	$54,935

8. Property, Plant and Equipment, net
     Property, plant and equipment, net, consisted of the following:

	As of
	September 27,	December 29,
	2008	2007
	(in thousands)
Land, building and improvements	$16,135	$16,135
Equipment and capitalized software	68,350	61,886
Furniture and leasehold improvements	25,332	22,804

Total	109,817	100,825
Less accumulated depreciation	(61,288)	(54,348)

	$48,529	$46,477

     Depreciation expense for the three months ended September 27, 2008 and September 29, 2007 was $2.8 million and $2.3 million, respectively, and for the nine months ended September 27, 2008 and September 29, 2007 was $7.8 million and $6.8 million, respectively.
9. Other Assets
     On August 23, 2006, we purchased a $5.0 million convertible debenture from Levitronix, a company with which we have a distribution arrangement to sell Levitronix products. The convertible debenture is a long-term note receivable with an annual interest rate of 5.7%, to be accrued monthly and at the option of Levitronix, paid in cash or in-kind semi-annually on February 23 and August 23 until its maturity on August 23, 2013. We may convert the debenture at any time at our option into membership interests of Levitronix at a conversion price of $4.2857, which may be adjusted as a result of certain corporate events. This conversion feature is not an embedded derivative under SFAS No. 133 because the membership interests of the issuer are not readily convertible to cash. If we had converted the debenture as of September 27, 2008, our ownership in Levitronix would have been less than 5%.
     The $5.0 million outstanding principal amount of the Levitronix convertible debenture plus accrued but unpaid interest of $0.6 million thereon, is included in “Other assets” on our condensed consolidated balance sheet. As of September 27, 2008, the fair value of the convertible debenture, based on a discounted cash flows valuation approach using significant unobservable inputs, was approximately $5.0 million.

10. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill was $98.4 million as of September 27, 2008 and December 29, 2007, $94.1 million of which is attributable to our Cardiovascular division and $4.3 million of which is attributable to International Technidyne Corporation’s (“ITC”) acquisition of the outstanding common shares of privately held A-VOX Systems, Inc. (“Avox”).
     In February 2001, we merged with Thermo Cardiosystems, Inc. (“TCA”). Prior to the merger with TCA (the “Merger”), TCA was a subsidiary of Thermo Electron Corporation (“TCI”). The components of identifiable intangible assets related to the Merger include: patents and trademarks, core technology (Thoralon, our proprietary bio-material), and developed technology (patented technology, other than core technology, acquired in the Merger). The components of intangible assets related to the October 2006 Avox acquisition include: patents and trademarks, developed technology, and customer and distributor relationships and other. The combined components are included in purchased intangibles on the condensed consolidated balance sheets as follows:

	As of September 27, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$38,515	$(27,874)	$10,641
Core technology	37,485	(13,272)	24,213
Developed technology	125,742	(49,260)	76,482
Customer and distributor relationships and other	897	(353)	544

Total purchased intangible assets	$202,639	$(90,759)	$111,880

	As of December 29, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$38,515	$(25,086)	$13,429
Core technology	37,485	(11,793)	25,692
Developed technology	125,742	(43,748)	81,994
Customer and distributor relationships and other	897	(245)	652

Total purchased intangible assets	$202,639	$(80,872)	$121,767

     Amortization expense related to purchased intangible assets was $3.3 million and $3.1 million for the three months ended September 27, 2008 and September 29, 2007, respectively, and $9.9 million and $9.4 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. Our amortization expense is expected to be approximately $13.2 million in 2008, declining to $9.1 million by 2012. This decline in amortization expense is because of certain intangibles which will be fully amortized in 2009 and 2010. Patents and trademarks have useful lives ranging from one to thirteen years, core and developed technology assets have useful lives ranging from three to nineteen years and customer and distributor relationships and other have useful lives ranging five to ten years. Further, the adoption of FSP No. 142-3 may impact the useful life of our purchased intangible assets and the related amortization expense from our fiscal year beginning in 2009.
11. Long-Term Debt
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The convertible notes were sold to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. A portion of the proceeds were used to repurchase 4.2 million shares of our outstanding common stock for $60 million. The balance of the proceeds has been and will be used for general corporate purposes, which may include additional stock repurchases, strategic investments or acquisitions. Principal amount of the convertible notes at maturity is $247.4 million offset by the original issue discount of $103.7 million and net debt issuance costs of $4.3 million, equaling net proceeds of $139.4 million.

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
     The deferred debt issuance costs of $1.6 million, $4.3 million net of $2.7 million in amortization, are included in “Other assets” on the condensed consolidated balance sheet as of September 27, 2008. The deferred debt issuance costs are amortized on a straight line basis until May 2011 at which point the Company can redeem the debt. These charges are included in “Interest expense” on our condensed consolidated statements of operations.
     Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.462 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes.
     Additionally, holders may surrender their senior subordinated convertible notes for conversion on or before May 16, 2029 during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day. However, in such event, if on the day before any conversion the closing sale price of our common stock is greater than the accreted conversion price (i.e., the issue price of the note plus accrued original issue discount divided by the conversion rate) but less than or equal to 120% of the accreted conversion price, instead of shares of our common stock based on the conversion rate, holders will receive cash or common stock, or a combination of each at our option, with a value equal to the accreted principal amount of the notes plus accrued but unpaid interest as of the conversion date. Additionally, holders may convert their senior subordinated convertible notes if we call them for redemption or if specified corporate transactions or significant distributions to holders of our stock have occurred. As of September 27, 2008, no notes had been converted or called.
     Holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if we experience a change in control or a termination of trading of our common stock each holder may require us to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, a make-whole premium. This premium is considered an embedded derivative under SFAS No. 133 and has been bifurcated from the senior subordinated convertible notes and recorded at its estimated fair value, $0.1 million at September 27, 2008. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, the Company’s stock price, volatility of the Company’s stock, the probability of our being acquired and the probability of the type of consideration used by a potential acquirer.
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
     The aggregate fair value of the senior subordinated convertible notes at September 27, 2008, based on quoted market prices in active markets, was $206.0 million.

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
     Share-based compensation included in the condensed consolidated statement of operations consists of the following:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
		(in thousands)
Cost of product sales	$371	$456	$1,284	$1,193
Selling, general and administrative	1,511	963	4,747	5,069
Research and development	593	481	1,936	1,870

	$2,475	$1,900	$7,967	$8,132

     Share-based compensation expense of $0.5 million and $0.7 million was capitalized to inventory as of September 27, 2008 and December 29, 2007, respectively.
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS No. 123(R), our condensed consolidated statements of cash flows presentation reports the excess tax benefits from the exercise of stock options as financing cash flows of approximately $3.6 million and $1.9 million for the nine months ended September 27, 2008 and September 29, 2007, respectively, rather than operating cash flows.
     Cash proceeds from the exercise of stock options were $19.0 million and cash proceeds from our employee stock purchase plan were $1.1 million for the nine months ended September 27, 2008. Cash proceeds from the exercise of stock options were $13.3 million and cash proceeds from our employee stock purchase plan were $1.1 million for the nine months ended September 29, 2007.
Equity Plan
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”), in May 2006 the 2006 Plan was amended by the Board of Directors and approved by our shareholders and in May 2008 the 2006 Plan was amended by the Board of Directors and approved by our shareholders. The 2006 Plan allows us to grant to employees and directors of, and consultants to, the Company up to a total of 5.4 million shares of stock. Each share issued from and after May 20, 2008 as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses, or performance share units reduces the number of shares available for issuance under the 2006 Plan by one and seventy-four hundredths (1.74) shares, and each share issued as stock options, restricted stock purchases or stock appreciation rights reduces the shares available for issuance under the 2006 Plan on a share-for-share basis. During the nine months ended September 27, 2008, approximately 382,000 options were granted under the 2006 Plan at an exercise price equal to the fair market value on the date of grant, and approximately 502,000 shares of restricted stock and restricted stock units were granted under the 2006 Plan. At September 27, 2008, 3.2 million shares remained available for grant under the 2006 Plan.

Stock Options
     Upon approval in May 2006, the 2006 Plan replaced our previous common stock option plans and equity incentive plans. At September 27, 2008, we had options outstanding under the 2006 Plan and the replaced plans. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Vesting on options granted to officers will be accelerated in certain circumstances following a change in control of the Company.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Risk-free interest rate (weighted average)	3.12%	4.45%	3.25%	4.79%
Expected volatility	40%	40%	40%	40%
Expected option term (years)	4.89 to 6.07	5.06 to 5.92	5.08 to 6.07	5.08 to 6.05
Dividends	None	None	None	None
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
     At September 27, 2008, there was $4.1 million of unrecognized compensation expense related to stock options which amount we expect to recognize over 1.26 years. The aggregate intrinsic value of in-the-money options outstanding was $47.9 million, based on the closing price of the Company’s common stock on September 26, 2008, the last trading day in the nine months ended September 27, 2008, of $26.71, the aggregate intrinsic value of options exercisable was $34.6 million and the aggregate intrinsic value of options vested and expected to vest was $46.3 million. The intrinsic value of options exercised was $16.7 million for the nine months ended September 27, 2008. The fair value of the options granted during the nine months ended September 27, 2008 was $2.5 million.
     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding options at December 29, 2007	5,748	$15.46	6.19
Granted	382	14.98
Exercised	(1,484)	12.77
Forfeited or expired	(98)	18.81

Outstanding options at September 27, 2008	4,548	$16.22	6.17

Outstanding options exercisable at September 27, 2008	2,972	$15.13	5.13

Outstanding options vested at September 27, 2008 and expected to vest	4,377	$16.16	6.08

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
     Share-based compensation expense related to these restricted stock grants was $3.9 million for the nine months ended September 27, 2008. As of September 27, 2008, we had $11.4 million of unrecognized compensation expense related to these restricted stock awards, which amount we expect to recognize over 2.76 years. The intrinsic value of the restricted stock awards outstanding was $26.8 million. The total fair value of the shares granted during the nine months ended September 27, 2008 was $7.4 million.

     Restricted stock activity is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at December 29, 2007	768	$18.29
Granted	487	15.24
Vested	(209)	18.28
Forfeited or expired	(44)	18.00

Outstanding unvested restricted stock at September 27, 2008	1,002	$16.82

Restricted Stock Units
     In the first nine months of 2008, we granted restricted stock units to certain of our non-U.S. employees under the 2006 Plan. As of September 27, 2008, we had $0.3 million of unrecognized compensation expense related to these restricted stock units. The aggregate intrinsic value of the units outstanding, based on the Company’s stock price on September 27, 2008, was $0.8 million.
Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	Life (in years)
Outstanding units at December 29, 2007	21	$18.58	2.82
Granted	15	14.93
Released	(6)	18.51
Forfeited or expired	(1)	17.75

Outstanding units at September 27, 2008	29	$16.75	2.73

Employee Stock Purchase Plan
     In May 2002, our shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock was reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1 of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on each of March 1, 2006 and March 1, 2008; our Board of Directors specified no increase as of March 1, 2007. Eligible employees may purchase over six month periods, a limited number of shares of the Company’s common stock at 85% of the lower of the market value on the offering date (the first day of the six month period) or the market value on the purchase date (the last date of the six month period). During the nine months ended September 27, 2008, approximately 77,300 shares of common stock were issued under the ESPP. As of September 27, 2008, approximately 169,400 shares remained available for issuance under this plan.
     The estimated subscription date fair value of the current offering under the ESPP is approximately $0.3 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	1.73%
Expected volatility	40%
Expected option life	0.50 years
Dividends	None
     As of September 27, 2008, there was approximately $0.1 million of unrecognized compensation expense related to ESPP subscriptions that began on May 1, 2008, which amount we expect to recognize during the fourth quarter of 2008.

13. Income Taxes
     Our effective income tax rates were 23% and 24% for the three months ended September 27, 2008 and September 29, 2007, respectively. Our effective income tax rates were 27% on pre-tax income for the nine months ended September 27, 2008 and 167% on pre-tax loss for the nine months ended September 29, 2007.
     The tax years 2005 through 2007 remain subject to audit by certain jurisdictions in which we are subject to taxation, with the exception of New Jersey, which remains subject to audit from 2004 to 2007. However, as we had net operating losses and credits carried forward in several jurisdictions, including U.S. federal and California, certain items attributed to closed years remain subject to adjustment by the relevant tax authority through an adjustment to tax attributes carried forward to open years.
     We are currently under examination by the California Franchise Tax Board for the years 2001 through 2004 and received a tentative assessment during the three months ended September 27, 2008. Although the ultimate outcome and the timing of the conclusion of this examination is unknown, we believe that adequate amounts have been provided for any adjustments that may result from the current examination and that the final outcome will not have a material adverse effect on our results of operations.
     At September 27, 2008 and December 29, 2007, we reported a net deferred tax liability of approximately $22.4 million and $29.8 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets.
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
     During the nine months ended September 27, 2008, we released certain foreign indirect items valued at approximately $0.4 million which had previously offset income tax exposures as a result of the filing of a foreign return. This release was partially offset by certain return-to-provision true-ups resulting in net tax expense of approximately $0.2 million. Our unrecognized tax benefits were not adjusted for this item since it related to an indirect benefit. However, we did reduce unrecognized tax benefits by approximately $50,000 as a result of audit settlements and the passage of time on which certain exposures may be assessed. In addition, unrecognized tax benefits increased by approximately $0.4 million during the three months ended September 27, 2008 primarily as a result of positions taken on certain tax returns filed in the quarter. We believe it is reasonably possible that unrecognized tax benefits will increase by approximately $0.4 million within the next twelve months for tax positions which may be taken related to the current year.
     On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed into law. This bill, among other things, retroactively extended the expired federal research and development tax credit. As a result, we expect to record a tax benefit of approximately $0.7 million in the fourth quarter of 2008 to account for the retroactive effects of the federal research credit extension.

14. Net Income (Loss) Per Share
     Basic and diluted net income per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net income (loss) for basic share calculation	$7,182	$(1,408)	$16,182	$(430)
Interest expense on senior subordinated convertible notes (after tax)	512	—	1,536	—

Net income for diluted share calculation	$7,694	$(1,408)	$17,718	$(430)

Weighted average number of common shares-basic	55,328	53,808	54,702	53,303
Dilutive effect of stock-based compensation plans	1,375	—	987	—
Dilutive effect on conversion of senior subordinated convertible notes	7,290	—	7,290	—

Weighted average number of common shares-diluted	63,993	53,808	62,979	53,303

Net income (loss) per common share
Basic	$0.13	$(0.03)	$0.30	$(0.01)

Diluted	$0.12	$(0.03)	$0.28	$(0.01)

     Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur, using the treasury stock method, if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands)
Options to purchase shares not included in the computation of diluted income per share because their inclusion would be antidilutive	506	1,911	2,131	1,907

     The computation of diluted net income per share for the three and nine months ended September 29, 2007, excludes the effect of assuming the conversion of our senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive.
     Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common stock, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2007 as a $20 million program. No shares of our common stock were repurchased under our publicly announced repurchase programs during the three months ended September 27, 2008 and September 29, 2007. All repurchased shares have been retired and are not included in net income per common share.

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
     Business Segments:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands)
Product sales:
Cardiovascular	$57,091	$34,016	$154,818	$103,707
ITC	23,724	22,039	73,072	66,991

Total product sales	$80,815	$56,055	$227,890	$170,698

Income (loss) before income taxes and other:
Cardiovascular (a)(c)	$11,647	$(426)	$26,871	$1,969
ITC(a)(c)	793	2,203	2,870	5,462
Corporate (b)(c)	(4,253)	(4,157)	(11,337)	(10,648)

Income (loss) from operations	8,187	(2,380)	18,404	(3,217)
Other income and (expense):
Interest expense (b)	(1,009)	(1,016)	(3,030)	(3,158)
Interest income and other (b)	2,183	2,261	6,642	6,214

Income (loss) before income taxes	$9,361	$(1,135)	$22,016	$(161)

	As of
	September 27,	December 29,
	2008	2007
	(in thousands)
Total assets:
Cardiovascular	$322,798	$312,691
ITC	63,070	62,642
Corporate (b)	284,568	238,386

Total assets	$670,436	$613,719

(a)	The Cardiovascular segment includes amortization expense on purchased intangible assets of $3.1 million and $9.3 million for the three and nine months ended September 27, 2008, respectively, and $2.9 million and $8.8 million for the three and nine months ended September 29, 2007, respectively. The ITC segment includes amortization expense on purchased intangible assets of $0.2 million and $0.6 million for the three and nine months ended September 27, 2008, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 29, 2007, respectively.

(b)	Represents unallocated costs, income and assets, not specifically identified to any particular business segment.

(c)	Includes share-based compensation expense of $1.4 million, $0.7 million and $0.4 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended September 27, 2008 and $1.2 million, $0.6 million and $0.1 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended September 29, 2007 and share-based compensation expense of $4.7 million, $2.1 million and $1.2 million for Cardiovascular, ITC and Corporate, respectively, for the nine months ended September 27, 2008 and $4.6 million, $2.2 million and $1.3 million for Cardiovascular, ITC and Corporate, respectively, for the nine months ended September 29, 2007.

Geographic Areas:
The geographic composition of our product sales was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands)
Domestic	$61,674	$40,956	$167,731	$125,856
International	19,141	15,099	60,159	44,842

Total product sales	$80,815	$56,055	$227,890	$170,698

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
     A pneumatic power source drives the PVAD. It is designed for short-to-intermediate duration use of a few weeks to several months, although this device has supported numerous patients for nine to eighteen months. Offering left, right or biventricular support, the PVAD and the IVAD, described below, are the only biventricular support systems approved for use as BTT. This characteristic is significant since approximately 50% of bridge-to-transplant patients treated with the PVAD require right as well as left-sided ventricular assistance. The PVAD is also the only device approved for both bridge-to-transplantation and recovery following cardiac surgery. The PVAD incorporates our proprietary biomaterial, Thoralon, which has excellent tissue and blood compatibility and is resistant to blood clots.

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
The CentriMag
     The CentriMag, manufactured by Levitronix, is approved to provide MCS for up to six hours for patients suffering from severe, but potentially reversible, cardiac failure and is based on Levitronix’s magnetically levitated bearingless motor technology. We entered into a distribution agreement with Levitronix in August 2007, with an initial term effective through December 2011, to distribute the CentriMag in the U.S. The CentriMag is 510(k) cleared by the FDA for use in patients requiring short-term extracorporeal circulatory support during cardiac surgery and Levitronix has CE Mark approval in Europe to market the product to provide support for up to thirty days. Levitronix has recently commenced a U.S. pivotal trial to demonstrate safety and effectiveness of the CentriMag for periods of support up to thirty days. In October 2008, Levitronix received approval from the FDA for a humanitarian device exemption for the CentriMag Right Ventricular Assist System for temporary circulatory support up to fourteen days for patients in cardiogenic shock due to acute right ventricular failure.
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
Revenue Recognition
     We recognize revenue from product sales for our Cardiovascular and ITC business divisions when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Sales to distributors are recorded when title transfers upon shipment. A reserve for sales returns is recorded for sales through the distributor applying reasonable estimates of product returns based upon historical experience.
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
     Estimated excess and obsolete inventory reserves are recorded when inventory levels exceed projected sales volume for a certain period of time. In determining the excess obsolete reserve, management makes judgments and estimates on matters such as forecasted sales volume. If sales volume differs from projection, adjustments to these reserves may be required.
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
     In determining fair value, we use various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1-Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets and liabilities utilizing Level 1 inputs include broker-dealer quote securities that can be traded in an active market. We used Level I assumptions for our cash and cash equivalents, for auction rate securities called at par in April 2008 and for the straight convertible debt feature of our senior subordinated convertible debt notes, except for the make-whole provision using a Level 3 input, described below. Since valuations are based on quoted prices that are readily and regularly available in an active market, a significant degree of judgment is not required.

•	Level 2-Valuations based on quoted prices of similar investments in active markets, of similar or identical investments in markets that are not active or model based valuations for which all significant inputs and value drivers are observable, directly or indirectly. Assets and liabilities utilizing Level 2 inputs include primarily municipal bonds.

•	Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include certain auction rate securities, our Levitronix convertible debenture and the make-whole feature of our senior subordinated convertible notes. Given the current credit market illiquidity for auction rate securities, our estimates are subject to significant judgment by management.
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
Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated as a percentage of total product sales:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Product sales	100%	100%	100%	100%
Cost of product sales	40	42	41	41

Gross profit	60	58	59	59
Operating expenses:
Selling, general and administrative	29	37	30	36
Research and development	17	19	17	19
Amortization of purchased intangible assets	4	6	4	6

Total operating expenses	50	62	51	61
Income (loss) from operations	10	(4)	8	(2)
Interest expense	(1)	(2)	(1)	(2)
Interest income and other	3	4	3	4

Income before income taxes	12	(2)	10	—
Income tax expense	(3)	(1)	(3)	—

Net income (loss)	9%	(3)%	7%	—%

See Note 15 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for data presented by business segment.

Three months ended September 27, 2008 and September 29, 2007
Product Sales
     Product sales in the third quarter of 2008 were $80.8 million compared to $56.1 million in the third quarter of 2007. The primary components of the total $24.7 million increase in product sales were the following:
•	Cardiovascular product sales increased by $23.0 million primarily due to higher sales from our HeartMate product line. These higher sales resulted from increased HeartMate II volume, partly attributable to increased implant activity subsequent to the FDA BTT commercial approval in April 2008, a commercial price increase for HeartMate II in North America and the addition of seventeen new HeartMate II centers. In addition, favorable foreign currency translation contributed to our increased product sales.

•	ITC product sales increased by $1.7 million primarily due to higher international sales of our Alternate Site product line, partly offset by the decrease of our sales of the incision product line.
     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 24% and 27% of our total product sales in the third quarter of 2008 and 2007, respectively.
Gross Profit
     Gross profit in the third quarter of 2008 was $48.8 million compared to $32.3 million in the third quarter of 2007. As a percentage of product sales, gross margin in the third quarter of 2008 and 2007 was 60% and 58%, respectively. The increase in gross margin percentage was primarily due to the following:
•	Cardiovascular gross margin percentage increased by 4% primarily due to HeartMate II commercial price increases and favorable foreign currency translations partially offset by the increased percentage of non-pump product sales.

•	ITC division gross margin percentage decreased by 5% due to unfavorable geographic and product mix and unfavorable manufacturing variances.
Selling, General and Administrative
     Selling, general and administrative expenses in the third quarter of 2008 were $23.9 million, or 30% of product sales, compared to $20.9 million, or 37% of product sales, in the third quarter of 2007. The $3.0 million increase in expenses was primarily attributable to the following:
•	Cardiovascular costs increased by $2.8 million in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to market development initiatives, commercialization efforts around the HeartMate II and higher compensation expense.

•	ITC costs decreased by $0.2 million in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to lower consulting expenses.

•	Corporate costs increased by $0.4 million in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to higher compensation and various other corporate expenses.
Research and Development
     Research and development expenses in the third quarter of 2008 were $13.4 million, or 17% of product sales, compared to $10.7 million, or 19% of product sales, in the third quarter of 2007. Of the $2.7 million increase, our Cardiovascular and ITC divisions incurred $1.9 million and $0.8 million, respectively, in additional expenses in the third quarter of 2008 as compared to the third quarter of 2007. Our research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted. The increase in costs at our Cardiovascular division was primarily due to increased research and development costs associated with the HeartMate product line peripheral enhancements. The increase in costs at our ITC division was primarily due to new product development.

Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the third quarter of 2008 was $3.3 million as compared to $3.1 million in the third quarter of 2007. The $0.2 million increase in amortization expense resulted from decreasing the useful estimated lives of certain of our intangible assets at our Cardiovascular division at the beginning of fiscal year 2008.
Interest Expense
     Interest expense was $1.0 million in the third quarter of each of 2008 and 2007. Interest expense includes amortization of debt issuance costs related to our senior subordinated convertible notes of $0.2 million for each of the third quarters of 2008 and 2007.
Interest Income and Other
     Interest income and other for the third quarter of 2008 was $2.2 million as compared to $2.3 million for the third quarter of 2007. Interest income was $1.9 million for the third quarter of 2008 and $2.0 million for the third quarter of 2007.
Income Taxes
     Our effective income tax rates were 23% on pre-tax income for the third quarter of 2008 and 24% on pre-tax loss for the third quarter of 2007. The 47% increase in our effective tax rate for the three month period in 2008 as compared to the same period in 2007 was primarily related to an increase in projected pre-tax earnings, partially offset by a decrease in non-deductible expenses, specifically related to our Incentive Stock Options.
Nine months ended September 27, 2008 and September 29, 2007
Product Sales
     Product sales in the first nine months of 2008 were $227.9 million compared to $170.7 million in the first nine months of 2007. The primary components of the total $57.2 million increase in product sales were the following:
•	Cardiovascular product sales increased by $51.1 million primarily due to higher sales from our HeartMate product line. The higher sales resulted from increased HeartMate II volume partially attributable to implant activity subsequent to the FDA BTT approval, and stocking revenue associated with the addition of forty-three new HeartMate II centers, along with a commercial price increase on our HeartMate II in North America. Additionally, favorable foreign currency translation contributed to our increased product sales.

•	ITC product sales increased by $6.1 million due primarily to higher international and domestic sales of our Alternate Site products and HEMOCHRON product lines.
     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 26% of our total product sales in each of the first nine months of 2008 and 2007.
Gross Profit
     Gross profit in the first nine months of 2008 was $135.4 million compared to $100.5 million in the first nine months of 2007. As a percentage of product sales, gross margin for each of the first nine months of 2008 and 2007 was 59%. The primary components were the following:
•	Cardiovascular gross margin percentage increased by 1% primarily due to increased HeartMate II prices in North America, favorable foreign currency translations, partially offset by the increased percentage of non-pump revenue and unfavorable manufacturing variances.

•	ITC division gross margin percentage decreased by 5% due to unfavorable geographic and product mix and increased unfavorable manufacturing variances.

Selling, General and Administrative
     Selling, general and administrative expenses in the first nine months of 2008 were $68.3 million, or 30% of product sales, compared to $62.0 million, or 36% of product sales, in the first nine months of 2007. This $6.3 million increase in expenses was primarily attributable to the following:
•	Cardiovascular costs increased by $5.7 million in the first nine months of 2008 as compared to the first nine months of 2007 primarily due to market development initiatives, commercialization efforts around the HeartMate II and higher compensation expense.

•	ITC costs increased by $0.4 million in the first nine months of 2008 as compared to the first nine months of 2007 primarily due to higher sales and marketing personnel and travel cost.

•	Corporate costs increased by $0.2 million during the first nine months of 2008 as compared to the first nine months of 2007 primarily due to higher compensation expense during the first nine months of 2008, which was partially offset by higher consulting fees incurred during the first nine months of 2007 related to a stock option review that did not recur .
Research and Development
     Research and development expenses in the first nine months of 2008 were $38.8 million, or 17% of product sales, compared to $32.4 million, or 19% of product sales, in the first nine months of 2007. Our Cardiovascular and ITC divisions accounted for $4.7 million and $1.7 million, respectively, of the $6.4 million increase. Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted. The increase in costs at our Cardiovascular division was primarily due to increased research and development costs associated with Phase II of the HeartMate II pivotal trial and HeartMate product line peripheral enhancements. The increase in costs at our ITC division was primarily due to new product development.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the first nine months of 2008 was $9.9 million as compared to $9.4 million in the first nine months of 2007. The $0.5 million increase in amortization expense resulted from decreasing the useful estimated lives of certain of our intangible assets at our Cardiovascular division at the beginning of fiscal year 2008.
Interest Expense
     Interest expense was $3.0 million in the first nine months of 2008 as compared to $3.2 million in the first nine months of 2007. Interest expense includes amortization of debt issuance costs related to our senior subordinated convertible notes of $0.5 million for the first nine months of each of 2008 and 2007.
Interest Income and Other
     Interest income and other for the first nine months of 2008 was $6.6 million as compared to $6.2 million for the first nine months of 2007. Interest income was $6.2 million and $5.9 million in the first nine months of 2008 and 2007, respectively. This increase in interest income of $0.3 million was due to higher investment balances in our portfolio and higher short-term interest rates as a result of the auction failures with higher than market interest rates on our auction rate securities. The remaining $0.1 million increase related to increase in royalty income and gains from foreign currency translation.

Income Taxes
     Our effective income tax rates were 27% on pre-tax income for the nine months ended September 27, 2008 and 167% on pre-tax loss for the nine months ended September 29, 2007, respectively. The 194% increase in our effective tax rate for the nine month period in 2008 as compared to the same period in 2007 was primarily due to a significant increase in projected profit taxed at the statutory tax rates, and a release of reserves recorded under FIN 48 , Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, related to indirect items accrued for certain foreign exposures partially offset by a return-to-provision true-up for foreign returns.
Liquidity and Capital Resources
     At September 27, 2008, we had net working capital of $315.6 million compared with $301.7 million at December 29, 2007. Cash and cash equivalents on September 27, 2008 were $65.5 million compared to $20.7 million on December 29, 2007. The increase in cash and cash equivalents was mainly due to proceeds from cash from operations and the exercise of stock options, partially offset by purchases of property, plant and equipment.
     Cash provided by operating activities for the nine months ended September 27, 2008 was $29.9 million. This amount includes net income for the period of $16.2 million increased by positive non-cash adjustments to net income of approximately $25.5 million, and a net decrease of approximately $11.8 million from changes in assets and liabilities. The positive non-cash adjustments to net income were primarily due to $17.7 million for depreciation and amortization, $8.0 million related to share-based compensation expense, and $5.4 million of tax benefit related to stock options partially offset by $4.5 million in changes to net deferred tax liabilities and $3.6 million related to excess tax benefits from share-based compensation. The change in assets and liabilities were primarily due to a $13.8 million increase in receivables, a $7.0 million increase in inventory and a $3.4 million decrease in income taxes payable, partially offset by a $12.1 million increase in accounts payable.
     Investing activities for the nine months ended September 27, 2008 used cash of $7.5 million, primarily attributable to a $6.9 million used for purchases of property, plant and equipment, net of $2.4 million in transfers of drivers and demonstration equipment from inventory into fixed assets. The purchased property, plant and equipment included $3.6 million for leasehold improvements related to the expansion of our manufacturing facility and purchases of management information systems equipment at our Cardiovascular division and $3.3 million for facility expansion costs at our ITC division.
     Financing activities for the nine months ended September 27, 2008 provided cash of $22.4 million, due to net proceeds of stock option exercises as a result of the increase in our stock price and proceeds from the employee stock purchase plan purchases partially offset by repurchases of restricted stock for payment of income withholding taxes due upon vesting.
     As of September 27, 2008, we owned approximately $37.2 million of auction rate securities that are marketed by financial institutions and are periodically reset through auctions ranging from 7 to 35 days. The underlying collateral of the auction rate securities consists of student loans. Beginning in February of 2008, these auctions began to fail. As a result, we will not be able to access these funds until future auctions for these securities are successful, until a secondary market is established, or until these securities are called for redemption. As such, our auction rate securities are classified as long-term and are valued at $30.6 million using significant unobservable inputs. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan.

     We estimated, the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
     The following table provides a reconciliation of the beginning and ending balances for auction rate securities measured at fair value using significant unobservable inputs (level 3):

Auction Rate
Securities
Balance at December 29, 2007	$—
Transfer to Level 3	46,050
Settlements at par	(8,850)
Unrealized holding loss, included in other comprehensive loss	(5,049)

Balance at March 29, 2008	$32,151

Unrealized holding loss, included in other comprehensive loss	(288)

Balance at June 28, 2008	$31,863

Unrealized holding loss, included in other comprehensive loss	(1,309)

Balance at September 27, 2008	$30,554

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
     We intend and have the ability to hold these auction rate securities until the market recovers or until maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short- term marketable security balances of $224.9 million at September 27, 2008, the current lack of liquidity in the credit and capital markets will not have an impact on our liquidity, our cash flow or our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The senior subordinated convertible notes were issued at an issue price of $580.98 per note, which is 58.098% of the principal amount at maturity of the notes. The senior subordinated convertible notes bear interest at a rate of 1.3798% per year on the principal amount at maturity, payable semi-annually in arrears in cash on May 16 and November 16 of each year, from November 16, 2004 until May 16, 2011. Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.462 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes.
Off Balance Sheet Arrangements
     We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. At September 27, 2008, our Letter of Credit balance was approximately $850,000.
Contractual Obligations
     As of September 27, 2008, the liability for uncertain tax positions was $8.1 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
     During the nine months ended September 27, 2008 there were no other material changes outside our normal course of business to our contractual obligations reported in our 2007 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     Our investment portfolio is made up of marketable investments in money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at fair market value and are treated as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature due to the frequency with which the interest rate is reset and because such marketable securities represent the investment of cash that is available for current operations. Our auction rate securities that are not liquid are treated as long term. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a loss if we are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points and by 50 basis points, the change in our net unrealized gain or loss on investments would be $0.4 million and $0.8 million, respectively. We do not utilize derivative financial instruments to manage interest rate risks.
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
     Our financial instrument contracts qualify as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and we valued these contracts at the estimated fair value at September 27, 2008. The change in fair value of the forward currency contracts is included in “Interest income and other,” and offsets the foreign currency exchange gains and losses in the condensed consolidated statement of operations. The impacts of these foreign currency contracts were:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	( in thousands)
Foreign currency exchange gain (loss) on foreign currency contracts	$325	$(346)	$(822)	$(388)
Foreign currency exchange (loss) gain on foreign translation adjustments	(302)	431	928	433
     As of September 27, 2008, we had forward contracts to sell euros with a notional value of €6.4 million and to purchase UK pounds with a notional value of £4.6 million, and as of September 29, 2007 we had forward contracts to sell euros with a notional value of €6.8 million and to purchase UK pounds with a notional value of £4.0 million. As of September 27, 2008, our forward contracts had an average exchange rate of one U.S. dollar to 0.6799 euros and one U.S. dollar to 0.5351 UK pounds. The forward contracts are valued based on exchange rates derived from an independent source of market participant assumptions and compiled from the best information available. As of September 27, 2008, the estimated fair value of these foreign currency contracts was $0.1 million.
     The potential fair value gain or loss for a hypothetical 10% change in foreign currency exchange rates at September 27, 2008 would be approximately $1.8 million.

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
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of September 27, 2008. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 27, 2008 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.
Changes to Internal Controls
     There have been no changes in our internal controls over financial reporting during the quarter ended September 27, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2008, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report, except as stated below, which could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     The following risk factor reflects a material change to the Risk Factors set forth in our 2007 Annual Report on Form 10-K for the fiscal year ended December 29, 2007,
     If we fail to obtain approval from the FDA and from foreign regulatory authorities, we cannot market and sell our products under development in the U.S. and in other countries, and if we fail to adhere to ongoing FDA Quality System Regulations, or our products experience certain adverse events, the FDA may withdraw our market clearance or take other action.
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
     The FDA also requires us to adhere to Quality System Regulations, which include production design controls, testing, quality control, and storage and documentation procedures. The FDA may at any time inspect our facilities to determine whether we have adequate compliance. Compliance with Quality System Regulations for medical devices is difficult and costly. In addition, we may not be found compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies. If we do not achieve compliance, the FDA may withdraw marketing clearance, require product recall or take other enforcement action, which in each case would harm our business. Any change or modification to a device is required to be made in compliance with Quality System Regulations, which compliance may cause interruptions or delays in the marketing and sale of our products. The FDA also requires us to submit reports regarding deaths, serious injuries and certain malfunctions relating to our products and in response to such instances of death, serious injury or malfunctions, the FDA may withdraw marketing clearance, require product recall or take other enforcement action, which in each case would harm our business, if not appropriately addressed or remediated by us.
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

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three months ended September 27, 2008.
     The following table sets forth certain information about our common stock repurchased during the three months ended September 27, 2008:

			Total number	Approximate
			of shares	value of shares
	Total		purchased	authorized to be
	number		under	purchased under
	of shares	Average	publicly	publicly
	purchased	price paid	announced	announced
	(2)	per share	programs (1)	programs
	(in thousands, except per share data)
June 29, 2008 through July 26, 2008	1.8	$16.99	—	$—
July 27, 2008 through August 23, 2008	1.6	21.61	—	—
August 24, 2008 through September 27, 2008	1.3	27.04	—	—

Total	4.7	$21.31	—	$—

(1)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three and nine months ended September 27, 2008.

(2)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

ITEM 6. EXHIBITS

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: November 5, 2008	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: November 5, 2008	/s/ David V. Smith
David V. Smith
Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.