Form 10-K
period 2009-01-03
THORATEC CORP
filed 2009-02-27
CIK 350907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009

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
     Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12(b)-2) Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale reported of such stock on June 27, 2008, the last business day of the Registrant’s second fiscal quarter, was $939,126,565.
     As of January 31, 2009, the Registrant had 56,413,279 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Designated portions of Thoratec’s definitive proxy statement for its 2009 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.
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

PART I
BUSINESS
OVERVIEW
     Thoratec Corporation (“we,” “our,” “us,” or the “Company”) is the world leader in mechanical circulatory support with a product portfolio to treat the full range of clinical needs for advanced heart failure patients. We develop, manufacture and market proprietary medical devices used for circulatory support. We also develop, manufacture and market point-of-care diagnostic test systems and skin incision products. Our business is comprised of two operating divisions: Cardiovascular and International Technidyne Corporation (“ITC”), a wholly owned subsidiary.
     Incorporated in the State of California in 1976, Thoratec Corporation trades on the NASDAQ Global Select Market under the ticker symbol THOR and is headquartered in Pleasanton, California.
OUR PRODUCTS
Cardiovascular Division
     For advanced heart failure (“HF”), our Cardiovascular division develops, manufactures and markets proprietary medical devices used for mechanical circulatory support (“MCS”). Our primary product lines are our ventricular assist devices (“VADs”): the Thoratec Paracorporeal Ventricular Assist Device (“PVAD”), the Thoratec Implantable Ventricular Assist Device (“IVAD”), the HeartMate Left Ventricular Assist System (“HeartMate XVE”), and the HeartMate II Left Ventricular Assist System (“HeartMate II”). We refer to the PVAD and the IVAD collectively as the “Thoratec product line” and we refer to the HeartMate XVE and the HeartMate II collectively as the “HeartMate product line.” The PVAD, IVAD, HeartMate XVE and HeartMate II are approved by the U.S Food and Drug Administration (“ FDA”) and Conformite Europeene (“CE”) Mark approved in Europe. In addition, for acute HF we market the CentriMag Blood Pumping System (“CentriMag”), which is manufactured by Levitronix LLC (“Levitronix”) and distributed by us in the U.S. under a distribution agreement with Levitronix. We also manufacture a vascular access graft for renal dialysis.
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
The Paracorporeal Ventricular Assist Device
     The PVAD is an external, pulsatile, ventricular assist device, FDA approved for bridge-to-transplantation (“BTT”), including home discharge, and post-cardiotomy myocardial recovery and provides left, right and biventricular MCS. The PVAD is a paracorporeal device that is less invasive than implantable VADs since only the cannula is implanted. The paracorporeal nature of the PVAD has several benefits including shorter implantation times (approximately two hours) and the ability to use the device in smaller patients.
     A pneumatic power source drives the PVAD. It is designed for short-to-intermediate duration use of a few weeks to several months, although this device has supported numerous patients for nine to eighteen months. Offering left, right or biventricular support, the PVAD and the IVAD, described below, are the only biventricular support systems approved for use as BTT. This characteristic is significant since approximately 50% of BTT patients treated with the PVAD and the IVAD require right as well as left-sided ventricular assistance. The PVAD and the IVAD are also the only devices approved for both BTT and recovery following cardiac surgery. The PVAD incorporates our proprietary biomaterial, Thoralon, which has excellent tissue and blood compatibility and is resistant to blood clots.

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
The HeartMate XVE
     The HeartMate XVE is an implantable, pulsatile, left ventricular assist device for intermediate and longer-term MCS and is the only device approved in the U.S., Europe and Canada for long-term support of patients ineligible for heart transplantation. Patients with a HeartMate XVE do not require anticoagulation drugs, other than aspirin, because of the product’s incorporation of proprietary textured surfaces and tissue valves. The system is comprised of the blood pump and a wearable controller and batteries providing a high degree of patient freedom and mobility.
     The HeartMate VE initially received FDA approval in September 1998 for BTT and in November 2002 for long-term support for patients suffering from advance stage HF who are not eligible for heart transplantation (“Destination Therapy” or “DT”). The enhanced version of the product, called the HeartMate XVE, received FDA approval in December 2001 for BTT. In April 2003, the HeartMate XVE received FDA approval for DT.
The HeartMate II
     The HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device consisting of a miniature rotary blood pump designed to provide intermediate and long-term MCS. The HeartMate II is designed to improve survival and quality of life and to provide five to ten years of circulatory support for a broad range of advanced HF patients. Significantly smaller than the HeartMate XVE and with only one moving part, the HeartMate II is simpler and designed to operate more quietly than pulsatile devices. In April 2008, we received FDA approval for the HeartMate II for BTT. In addition, the HeartMate II is in a Phase II pivotal trial in the U.S. for DT. In December 2008, we announced that the HeartMate II had demonstrated superiority in a pre-specified interim analysis to the HeartMate XVE, the control device in the DT pivotal study. This allowed us to gain FDA approval to end randomization in the ongoing continuous access protocol (CAP) phase of the DT study. We also announced that we are preparing a PreMarket Approval (“PMA”) for DT and we are targeting our submission to the FDA by mid-year 2009. The device received CE Mark approval in November 2005, allowing for its commercial sale in Europe.
The CentriMag
     The CentriMag, manufactured by Levitronix is approved by the FDA to provide MCS for up to six hours for patients suffering from severe, but potentially reversible, cardiac failure and is based on Levitronix’s magnetically levitated bearingless motor technology. We entered into a distribution agreement with Levitronix in August 2007, with an initial term effective through December 2011, to distribute the CentriMag in the U.S. The CentriMag is 510(k) cleared by the FDA for use in patients requiring short-term extracorporeal circulatory support during cardiac surgery and Levitronix has CE Mark approval in Europe to market the product to provide support for up to thirty days. Levitronix has recently commenced a U.S. pivotal trial to demonstrate safety and effectiveness of the CentriMag for periods of support up to thirty days. In November 2008, Levitronix received approval from the FDA for a humanitarian device exemption for the CentriMag Right Ventricular Assist System for temporary circulatory support up to thirty days for patients in cardiogenic shock due to acute right ventricular failure.

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
The Hgb Pro Professional Hemoglobin Testing System
     The Hgb Pro Professional Hemoglobin Testing System (“Hgb Pro”) is used by professionals, mainly in the physician’s office, to test for anemia. Hgb Pro delivers quick results from a small blood sample placed on a disposable test strip inserted into a hand-held test meter.

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
PRODUCT SEGMENTS
     Our MCS and vascular graft products and services represented 69%, 61% and 62% of our product sales in 2008, 2007, and 2006, respectively. Our point-of-care blood diagnostics test systems and services and incision products represented 31%, 39% and 38% of our total product sales in 2008, 2007, and 2006, respectively. For financial information related to our segments for each of the past three years, please see Item 8, Note 15 to our Consolidated Financial Statements.
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
     According to estimates by the American Heart Association, 5.7 million people suffer from HF in the U.S. and approximately 670,000 new cases are diagnosed each year. While the number of treatment options for earlier stage HF has increased in recent years, pharmacologic therapies remain the most widely used approach for treatment of HF. These drug therapies include angiotensin-converting enzyme (“ACE”) inhibitors, anti-coagulants and beta-blockers, which facilitate blood flow, thin the blood or help the heart work in a more efficient manner. In addition to the use of VADs, other procedures addressing HF include angioplasty, biventricular pacing, valve replacement, bypass and left ventricular reduction surgery.
     Despite attempts to manage HF through drug therapy, the only curative treatment for late-stages of the disease is heart transplantation. Unfortunately, the number of donor hearts available each year can meet the needs of only a small number of patients who could benefit from transplantation. The United Network for Organ Sharing reported that there were approximately 2,300 hearts available for transplant in the U.S. in the most recent twelve months reported. At any given time, approximately 2,700 patients are on the U.S. national transplant waiting list, and we believe a comparable number of patients are waiting in Europe. The median wait time for a donor heart is approximately nine months; many patients have to wait as long as two years.
     In the U.S., there are currently two FDA-approved indications for the long-term use of VADs in patients with HF: as a BTT and as Destination Therapy. In addition to the chronic HF markets, MCS devices are also approved for use for acute HF during and following cardiac surgery. All four indications are summarized below.

Bridge-to-Transplantation
     VADs provide additional cardiac support for patients with late-stage HF waiting for a donor heart. Approximately 30% of the patients on the waiting list for a heart transplant in the U.S. receive a VAD. We believe that the percentage of patients bridged to transplant will continue to increase as surgeons’ level of comfort with the technology increases, particularly for longer-term support cases. There are currently five devices approved in the U.S. as a bridge-to-transplantation in adults that are commercially marketed, four of which are Thoratec devices.
Destination Therapy
     In April 2003, we received approval to market the HeartMate XVE for patients with late-stage HF who are not candidates for heart transplantation due to other degenerative illnesses or advanced age, referred to as Destination Therapy. The National Institute for Health estimated that the Destination Therapy application represents a market opportunity of up to 100,000 patients in the U.S. For these late-stage HF patients, drug therapy is currently the only other treatment available. With drug therapy, the 12-month survival rate for these patients is approximately 25%. We believe that the HeartMate XVE provides a significant survival benefit for this patient population. We believe that the success in transitioning this market from maximum drug therapy to VADs is partially dependent on the development of our HeartMate product line.
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
ITC Division
Point-of-Care Diagnostics Products
     Our point-of-care blood diagnostic test systems provide fast, accurate blood test results to improve patient management, reduce healthcare costs and improve patient outcomes. These products are sold into the hospital point-of-care and alternate site point-of-care segments of the market including directly to patients. We believe that the market growth for point-of-care diagnostic products is driven by greater convenience and ease of use for the clinician and patient. In addition, in the case of the ProTime monitoring of oral anticoagulants, clinical studies have shown that more frequent monitoring results in patients staying in their therapeutic range. More frequent monitoring is made possible by patients testing themselves at home, in addition to being tested in a doctor’s office, when appropriate.
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
     Focus on and partner with leading heart centers. We have developed long-standing relationships with leading cardiovascular surgeons and heart centers worldwide. We believe that no other cardiac assist company enjoys the same depth of relationships and access to these customers. These relationships are an important part of our growth strategy, particularly for the development and introduction of new products and the pursuit of additional indications for our existing products. We continue our investment in building these relationships through cardiology education outreach programs, including those in our Heart Hope Program. Our Market Development Managers work in partnership with our VAD centers to increase the awareness of MCS and VADs in the cardiology community.
     Expand the use of VADs in existing segments. We plan to treat a greater number and variety of patients within our current customer base. To accomplish this, we are building upon our existing relationships with leading cardiac surgeons in transplant centers and using our existing sales channels to gain acceptance and adoption of our products in the major hospitals that perform open heart surgery.
•	Destination Therapy segment. In April 2003, we received approval to market the HeartMate XVE for Destination Therapy in the treatment of late-stage HF patients who are not candidates for heart transplants. While the initial Centers for Medicare and Medicaid Services (“CMS”) reimbursement approval is limited to sixty-seven centers, we estimate the market penetration for this indication could eventually comprise a meaningful portion of the 100,000 patients diagnosed with late-stage HF, as we introduce new technologies that increase the useful life of our VADs and improve clinical outcomes.
     Increase our presence in Cardiovascular and ITC segments. In addition to increasing our presence in the HF, cardiovascular disease, point-of-care and incision markets through internal growth, we continue to evaluate strategic alliances, joint ventures, acquisitions and related business development opportunities.
•	Acute HF segment. In August 2006, we entered into a distribution agreement with Levitronix to distribute the CentriMag in the U.S. This agreement allows us to expand more broadly beyond transplant centers and enables us to better address opportunities in short-term patient recovery.

•	Point-of-Care segment. In October 2006, we acquired A-VOX Systems, Inc. (“Avox”), a point-of-care company that developed and manufactured portable, bedside AVOXimeter systems to assist clinicians in assessing a patient’s oxygenation status. We sell these systems along with our HEMOCHRON and IRMA point-of-care products and our data management system that connects all of these systems together.

•	Chronic HF segment. In December 2007, we made a nominal investment in Acorn Cardiovascular, Inc., a medical device company that has intellectual property rights to the CorCapTM Cardiac Support Device (“CSD”), to support patients with heart failure. The CorCap CSD is a mesh wrap that is placed around the heart to support and relieve stress on the heart muscle. The CorCap CSD is intended to improve the heart’s size, shape and function. The CorCap CSD received CE Mark in Europe and is in clinical trials in the United States.

In February 2009, we announced that we entered into a definitive merger agreement to acquire HeartWare International Inc. (“HeartWare”). The transaction is subject to approval of HeartWare’s stockholders and satisfaction of other customary closing conditions, including regulatory clearance. If the transaction is completed, we believe that it will enable us to build upon our mechanical support technologies, giving better options to a broader heart failure patient population.

     Obtain approval for new products. We are currently enrolling in a trial seeking DT approval for the HeartMate II. This trial calls for patients randomized to Thoratec’s HeartMate XVE on a 2:1 basis. During 2007 we exceeded the initial 200 patient limit and continued to enroll patients through Continued Access Protocol (“CAP”). The two-year follow-up on the initial pivotal trial will be completed in May 2009. In early December, 2008, we announced that a pre-specified interim analysis of data from the trial showed that patients implanted with the HeartMate II achieved statistically superior outcomes versus those in the control group who were implanted with our HeartMate XVE. As a result, the study’s Data Safety Monitoring Board concurred with our plan to eliminate randomization for all additional patients enrolled in the DT study under FDA-authorized CAP. We plan to file our PMA seeking FDA approval of the HeartMate II for DT in late May of 2009, leading to an expected approval in the first half of 2010. As of January 23, 2009, there were 648 patients enrolled in the DT arm of the trial.
     In November 2008, Levitronix received approval from the FDA for a humanitarian device exemption for the CentriMag Right Ventricular Assist System for temporary circulatory support up to thirty days for patients in cardiogenic shock due to acute right ventricular failure.
     Develop new products. The HeartMate III is a magnetically levitated centrifugal continuous flow pump. The initial design goal for the device was ten years or more of durability in patients with late-stage HF, including DT, BTT and therapeutic recovery. In light of the very positive HeartMate II clinical trial results, beginning the fourth quarter of 2006, we initiated a process to evaluate various options to enhance the clinical utility of HeartMate III compared to HeartMate II. During 2009, we will continue to redefine the HeartMate III program to focus on these unmet clinical needs.
     Increase cost effectiveness of the therapies that employ our products. While Medicare data indicates the cost of implanting a VAD for DT is tracking similarly to that of a heart, liver or other major organ transplant, cost remains a concern for our customers. In October 2003, CMS issued a favorable National Coverage decision covering reimbursement for the use of left ventricular assist systems that are approved by the FDA for treating Destination Therapy in late-stage HF patients. We work closely with the sixty-seven centers to develop the Destination Therapy market through either previous recognition by Medicare or the Joint Commission certification program for DT, which we believe will ultimately improve the cost effectiveness of this therapy. We also are expanding our market education and training programs, and will continue to make improvements that enhance the performance and cost effectiveness of our products.
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
     We have recruited and trained, as of January 3, 2009, seventeen experienced cardiovascular sales specialists who sell our circulatory support systems throughout the world. Our sales force is complemented by twenty-two direct clinical specialists and thirteen Market Development Managers. The clinical specialists conduct clinical educational seminars, assist with VAD implants and resolve clinical questions or issues. Our Market Development Managers work with our leading VAD centers to generate referrals and increase awareness in the cardiology community regarding MCS. We partner with universities, experienced clinicians and opinion leaders to assist with expanding clinical educational needs.
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
Vascular Graft Products
     We market Vectra through distributors in the U.S., and selected countries in Europe, the Middle East, Northern Africa and Japan.
Point-of-Care Diagnostics
     We currently maintain a direct sales staff of approximately thirty-one people in the U.S. that sell directly to hospitals. In the alternate site market segment, we have seventeen sales people that sell through national and regional distributors, such as Cardinal Health, Inc., Quality Assured Services, Inc., Physician Sales and Service, Inc. and Caligor, A Henry Schein Company. Outside the U.S., ITC has six sales people selling principally to third party distributors.
Incision Products
     Our incision products are sold worldwide by distributors. In 2008, our largest incision distributor in the U.S. market was Cardinal Healthcare.
COMPETITION
     Competition from pharmaceutical companies, medical device companies and medical device divisions of health care companies, is intense and is expected to increase. In our Cardiovascular division, we continue to expect new competitors. In June 2007, Ventracor Limited began a new clinical trial for BTT and DT for its Ventrassist device. During the third quarter of 2008 Ventracor Limited announced that it had enrolled 122 patients in the BTT trial and 54 patients in the DT trial and filed the first module of its PMA. In addition, in 2008, HeartWare began a clinical trial for BTT for its HVAD device with enrollment occurring at two centers. HeartWare, also announced in January 2009, that it received CE mark approval for the HVAD device. In 2008, Terumo Heart, Inc. began a clinical trial for BTT for its DuraHeart device. Our incumbent competitors include AbioMed, Inc., Jarvik Heart, Inc., MicroMed Technology, Inc., SynCardia Systems, Inc., and WorldHeart Corporation in the U.S. and Europe and Berlin Heart GmbH in Europe. Principal competitors in the hospital coagulation and blood gas monitoring equipment market include the Cardiac Surgery Division of Medtronic, Inc., the Diagnostic Division of Abbott Laboratories, Instrumentation Laboratory Company and Radiometer A/S. Our primary competitor in the skin incision device market is Becton Dickinson and Company. Competitors in the alternate site point-of-care diagnostics market include Inverness Medical Innovation, Inc. and Roche Diagnostics.
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
     Large medical device companies dominate the markets in which our ITC division competes. We estimate that we hold anywhere from approximately 5% to 60% market share, depending on the product. We expect that our growth in this market will be generated by gaining market share and from a shift of testing from central laboratories to the hospital and alternate site point-of-care. However, this market segment is very competitive, and includes the following potential drivers:
•	New competitors might enter the market with broader test menus. To address this risk, in the fourth quarter of 2006, we acquired Avox, which increased our test menu offering, and has also offered us the opportunity to develop the next generation system that combines blood gas, electrolyte and oxygenation testing in one machine.

•	New drug therapies under development may not require the intense monitoring of a patient’s coagulation necessary with the current anticoagulation drug of choice, Heparin. To try to mitigate this risk, we participate in clinical trials with key pharmaceutical companies to provide the hemostasis monitoring that will ultimately be required for new drug therapies.
PATENTS AND PROPRIETARY RIGHTS
     We seek to patent certain aspects of our technology. We hold, or have exclusive rights to, several U.S. and foreign patents. Except for the patents mentioned below and one patent pertaining to the TLC-II, our VAD products are not protected by any other patents. We do not believe that this lack of patent protection will have a material adverse effect on our ability to sell our VAD systems because of the lengthy regulatory period required to obtain approval of a VAD. Several patents cover aspects of our HeartMate product line.
     We hold several patents on the HeartMate II axial blood flow pump and transcutaneous energy transmission technology, the remaining duration of which ranges from six to thirteen years. In August 1998, we obtained a license to incorporate technology developed by Sulzer Electronics Ltd. (“Sulzer”) and Lust Antriebstechnik GmbH (“Lust”) into the HeartMate III. HeartMate III is a miniature centrifugal pump featuring a magnetically levitated rotor with a bearingless motor that was originally developed by Sulzer and Lust. The license from Sulzer and Lust gives us the exclusive right to use in our HeartMate products technology protected by several U.S. and foreign patents covering implantable bearingless motors for the duration of those patents, subject to our payment of royalties. In December 2000, we were informed by Sulzer that it had sold all of its business in the bearingless motor and magnetic bearing fields to Levitronix GMBH and had assigned its portion of the agreements between Sulzer and us to Levitronix GMBH. We believe that the license remains in full force and effect.
     In addition, aspects of our blood coagulation, blood gas, blood electrolytes, blood chemistry, and skin incision device products are covered by patents directed to tube-and-micro-coagulation whole blood analysis, including test methods, reagents and integral (on-board) controls, thick film electrochemical analysis of blood gases, blood electrolytes, and blood chemistry, and low trauma skin incision devices for capillary blood sampling, and methods of manufacturing such devices. Several patents cover aspects of our proprietary biomaterials technology, and skin incision products from four to sixteen years. The duration remaining on some of our skin incision related patents ranges from four to thirteen years, and four to sixteen years on our blood coagulation, blood gas, blood electrolytes, oxygenation and blood chemistry patents. In addition, the duration remaining on our graft related patents range from eleven to thirteen years. During the term of our patents, we have the right to prevent third parties from manufacturing, marketing or distributing products that infringe upon our patents.
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
     Despite our patent rights and policies with regard to confidential information, trade secrets and inventions, we may be subject to challenges to the validity of our patents, claims that our products allegedly infringe the patent rights of others and the disclosure of our confidential information or trade secrets. These and other related risks are described more fully under the heading “Our inability to protect our proprietary technologies or an infringement of others’ patents could harm our competitive position” in the “Risk Factors” section of this Annual Report on Form 10-K.
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
U.S. Regulations
     In the U.S., the FDA regulates the design, manufacture, distribution and promotion of medical devices pursuant to the Federal Food, Drug, and Cosmetic Act and its regulations. Our MCS systems, blood coagulation testing devices, skin incision devices, and Vectra graft products are regulated as medical devices. To obtain FDA approval to market VADs similar to those under development, the FDA requires proof of safety and efficacy in human clinical trials performed under an Investigational Device Exemptions (“IDE”). An IDE application must contain pre-clinical test data supporting the safety of the product for human investigational use, information on manufacturing processes and procedures, proposed clinical protocols and other information. If the IDE application is accepted, human clinical trials may begin. The trials must be conducted in compliance with FDA regulations and with the approval of one or more institutional review boards. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of either a PMA application, or a 510(k) premarket notification. There are substantial user fees that must be paid at the time of PMA, PMA Supplement or 510(k) submission to the FDA to help offset the cost of scientific data review that is required before the FDA can determine if the device is approvable.
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
     Under the FDA’s requirements, if a manufacturer can establish that a newly developed device is “substantially equivalent” to a legally marketed predicate device, the manufacturer may seek marketing clearance from the FDA to market the device by filing with the FDA a 510(k) premarket notification. This is the process that is used to gain FDA market clearance for most of ITC’s products. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established, or if the FDA determines that the device should be subjected to a more rigorous review, the FDA will require that the manufacturer submit a PMA application that must be approved by the FDA prior to marketing the device in the U.S.
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
     In addition, any products distributed pursuant to the above authorizations are subject to continuing regulation by the FDA. Products must be manufactured in registered establishments and must be manufactured in accordance with Quality System Regulations (“QSR”). The Medical Device Reporting, (“MDR”), regulations require that we report to the FDA any incident in which our products may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Furthermore, the FDA may at any time inspect our facilities to determine whether we have adequate compliance with FDA regulations, including the QSR, which requires manufacturers to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process. Following an inspection of our facilities, ITC received in January 2009 an FDA Form 483 that listed a significant number of observations related to the adequacy of our quality system. We are in the process of preparing a response to address each of FDA’s concerns.

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
     In order to be positioned for access to European and other international markets, we sought and obtained certification under the International Standards Organization (“ISO”) 13485 standards. ISO 13485 is a set of integrated requirements, which when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national bodies, founded in Geneva, Switzerland in 1947. ISO has more than 90 member countries and ISO certification is widely regarded as essential to enter Western European markets. We obtained ISO 13485:2003 Certification in February 2006. Since 1998, all companies are required to obtain CE Marks for medical devices sold or distributed in the European Union. The CE Mark is an international symbol of quality. With it, medical devices can be distributed within the European Union. A prerequisite for obtaining authority to CE Mark products is to achieve full quality system certification in accordance with ISO 13485 and European Directives, such as the Medical Device Directive (“MDD”), In-Vitro Device Directive (“IVDD”) and the Active Implantable Medical Device Directive (“AIMD”). These are quality standards that cover design, production, installation and servicing of medical devices manufactured by us. We have the ISO 13485 and appropriate MDD, IVDD or AIMD certification and authority to CE Mark all our devices in commercial distribution, including our skin incision devices, blood coagulation testing devices, Vectra graft and our VAD systems. We are also certified to be in compliance with the requirements of the Canadian Medical Device Regulations at all Thoratec manufacturing sites, which certification is required to sell medical devices in Canada.
Other Regulations
     We are also subject to various federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development and manufacturing activities. Specifically, the manufacture of our biomaterials is subject to compliance with federal environmental regulations and by various state and local agencies. Although we believe we are in compliance with these laws and regulations in all material respects, we cannot provide assurance that we will not be required to incur significant costs to comply with environmental laws or regulations in the future.
THIRD PARTY REIMBURSEMENT AND COST CONTAINMENT
     Our products are purchased primarily by customers, such as hospitals, who then bill various third party payors for the services provided to the patients. These payors, which include CMS, private health insurance companies and managed care organizations, reimburse part or all of the reasonable costs and fees associated with these devices and the related procedures performed.
     To date, CMS and a majority of private insurers with whom we have dealt approved reimbursement for our VADs and our diagnostic and vascular graft products. Effective October 1, 2003, CMS issued a National Coverage Decision Memorandum for the use of the HeartMate XVE for treating Destination Therapy in late-stage HF patients. Sixty-seven centers are now reimbursed for providing DT through either previous recognition by Medicare or the Joint Commission certification program for DT.

     Effective October 1, 2007, Medicare reimbursement payment increased for heart assist devices with CMS LVAD centers receiving on average of a 25% increase for implanted LVADs under Medicare Severity Diagnosis Related Groups One (“MSDRG1”). Twenty-six Healthcare Common Procedure Coding System codes have been created by CMS to provide reimbursement for outpatient equipment and supplies. Since FDA approval of the HeartMate XVE for Destination Therapy, several private payors also have issued positive coverage decisions. In December 2002, Blue Cross/Blue Shield Technology Evaluation Center agreed to cover the use of VADs for Destination Therapy. The majority of local Blue Cross and Blue Shield plans cover procedures for both BTT and long-term therapy indications. Since December 2002, the majority of national insurance carriers, including Aetna, Cigna, Humana, United Health Group and UNICARE, have policies covering the use of ventricular assist devices for FDA-approved indications, including DT.
     Effective March 2008, CMS approved coverage for the use of home Prothombin Time and International Normalized Ratio monitoring for patients with mechanical heart valves, chronic atrial fibrillation or venous thromboembolism on warfarin. Previously, only mechanical heart valve patients were covered. This expanded coverage decision increases the market opportunity for our ProTime system.
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
     During 2008, the Cardiovascular division continued the expansion of the manufacturing facility located in Pleasanton, California. The main focus of the expansion project is to provide adequate manufacturing capacity to meet the proposed volumes created by FDA approval of the HeartMate II product line. When complete, the renovated facility will have the necessary capacity to meet the requirements for our VAD products for the next five to seven years.
     Our ITC division blood coagulation testing, blood oxygenation testing and skin incision devices are manufactured in Edison, New Jersey, with the exception of the ProTime instrument and the hemoglobin monitor, which are manufactured through single source third-party contract manufacturers in China and Germany, respectively. Our blood gas analyzer devices are manufactured in Roseville, Minnesota. The New Jersey and Minnesota facilities have been inspected, approved and licensed by the FDA and applicable state regulators. In addition, these facilities maintain ISO 9001, ISO 13485 and Canadian (CMDCAS) ISO certifications.
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
     Both Cardiovascular and ITC have typically been able to fill orders from inventory and historically have not had significant order backlogs. With the expanded manufacturing capacity for both Cardiovascular and ITC, we will be in a position to accommodate the increased demand for our products. Total backlog as of the end of fiscal 2008 and 2007 was $0.2 million and zero, respectively, for our Cardiovascular division, and $1.7 million and $2.3 million, respectively, for our ITC division.

RESEARCH AND DEVELOPMENT
     Our research and development expenses in 2008, 2007 and 2006 totaled $52.9 million, $43.8 million and $39.8 million, respectively. Research and development costs are largely project driven, and the level of spending depends on the level of project activity planned and subsequently approved and conducted. The primary component of our research and development costs is employee salaries and benefits. Projects related to our Cardiovascular division typically include clinical trials, such as our HeartMate II pivotal trial, efforts to develop new products, such as the HeartMate II and HeartMate III, and efforts to improve the operation and performance of current products, such as efforts to improve the ease of use of our VAD products and the life of various components of our VAD products. ITC research and development projects typically involve developing instruments and disposable test cuvettes or cartridges that will be used at the point-of-care. In addition, ITC devotes research and development efforts to maintain and improve current products based on customer feedback. Research and development costs for both divisions also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as the Phase II HeartMate II pivotal trial.
MAJOR CUSTOMERS AND FOREIGN SALES
     We sell our products primarily to large hospitals and distributors. No customer accounted for more than 10% of total product sales in fiscal year 2008, 2007 and 2006.
     Sales originating outside the U.S. and U.S. export sales accounted for approximately 26%, 28% and 24% of our total product sales for fiscal year 2008, 2007 and 2006, respectively. No individual foreign country accounted for more than 10% of our net sales in any of the last three fiscal years.
EMPLOYEES
     As of January 3, 2009, we had a total of 1,209 employees, consisting of 1,110 full-time employees and 99 temporary employees. Of our total employees, 1,186 are employed in the U.S. and 23 are employed in the United Kingdom and other European countries. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.
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
If we fail to obtain approval from the FDA and from foreign regulatory authorities, we cannot market and sell our products under development in the U.S. and in other countries, and if we fail to comply with government regulations, including FDA Quality System Regulations, or our products experience certain adverse events, the FDA or foreign regulatory authorities may withdraw our market clearance or take other enforcement action.
     Before we can market new products in the U.S., we must obtain PMA approval or 510(k) clearance from the FDA. This process is lengthy and uncertain. In the U.S., one must obtain clearance from the FDA of a 510(k) pre-market notification or approval of a more extensive submission known as a PMA application. If the FDA concludes that any of our products do not meet the requirements to obtain clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), then we will be required to file a PMA application. The process for a PMA application is lengthy, expensive and typically requires extensive pre-clinical and clinical trial data.

     We may not obtain clearance of a 510(k) notification or approval of a PMA application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell them, thereby harming our ability to generate sales. The FDA also may limit the claims that we can make about our products. We also may be required to obtain clearance of a 510(k) notification, a new PMA, or a PMA Supplement from the FDA before we can market products which have already been cleared, but which have since been modified or we subsequently wish to market for new disease indications.
     In addition, our medical device products and operations are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act and various other federal, state and foreign governmental authorities. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things, design, development, manufacture, testing, labeling, storage, marketing, distribution, promotion, record keeping, and approval or clearance. The FDA requires us to adhere to Quality System Regulations (“QSR”), which include production design controls, testing, quality control, labeling, packaging, sterilization, and storage and documentation procedures. The FDA may at any time inspect our facilities to determine whether we have adequate compliance with the FDA’s QSR and other regulatory requirements. Compliance with QSR for medical devices is difficult and costly. In addition, we may not be found compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies.
     Following an inspection of our facilities, ITC received in January 2009 an FDA Form 483 that listed a significant number of observations relating to the adequacy of ITC’s quality system. We are in the process of preparing a response to address each of the FDA’s concerns. If we do not adequately address the FDA’s concerns, or we do not maintain compliance with the FDA’s QSR in the future, the FDA may issue untitled letters, warning letters, impose fines, injunctions, consent decrees, civil or criminal penalties, withdraw marketing clearance or approvals, require product recalls, or take other enforcement action against ITC, which in each case would harm our business.
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
     We depend on a number of custom-designed components and materials supplied by other companies including, in some cases, single source suppliers for components, instruments and materials used in our VAD products and blood testing products. For example, single source suppliers currently manufacture and supply our ProTime and Hemoglobin instruments and the heart valves used in our HeartMate XVE product. The suppliers of our ProTime and Hemoglobin products are located in China and Germany, respectively. We do not have long-term written agreements with most of our vendors and receive components from these vendors on a purchase order basis only. If we need alternative sources for key raw materials or component parts for any reason, such alternative sources may not be available and our inventory may not be sufficient to fill orders before we find alternative suppliers or begin manufacturing these components or materials ourselves. Cessation or interruption of sales of circulatory support products or our point-of-care products may seriously harm our business, financial condition and results of operations.
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
     We may encounter difficulties manufacturing products in quantities sufficient to meet demand. We do not have experience in manufacturing some of our products in the commercial quantities that might be required if we receive FDA approval of those products and indications currently under development, including the HeartMate II. If we have difficulty manufacturing any of our products, our sales may prove lower than would otherwise be the case and our reputation, business, financial condition and results of operations could be harmed.
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
     In addition, because some of our products are used in situations where a malfunction can be life threatening, identified quality issues can result in the recall and replacement, generally free of charge, of substantial amounts of product already implanted or otherwise in the marketplace.
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
     A majority of our VAD products generally are not protected by any patents. We rely principally on trade secret protection and, to a lesser extent, patents to protect our rights to the HeartMate product line. We rely principally on patents to protect our coagulation testing equipment, skin incision devices, HEMOCHRON disposable cuvettes, IRMA analyzer, IRMA disposable cartridges, AVOXimeter and Hgb Pro disposable test strips.
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
     ITC product sales are generated by medical procedures that require monitoring of coagulation and blood gas parameters done in cardiovascular operating rooms and cardiac catheterization labs. The sales of our disposable test products could decline if there were a significant reduction in those medical procedures, which could harm our ITC business.
Since we depend upon distributors, if we lose a distributor or a distributor fails to perform, our operations may be harmed.
     With the exception of Canada and the larger countries in Europe, we sell our Thoratec and HeartMate product lines in foreign markets through distributors. In addition, we sell our vascular access graft products through the Bard Peripheral Vascular division of C.R. Bard Corporation (which is also a competitor of ours) in the U.S. and selected countries in Europe, the Middle East and Africa, and through Goodman Co. Ltd. in Japan. Substantially all of the international operations and a large portion of the alternate site domestic operations of ITC are conducted through distributors. For the year ended January 3, 2009, 64% of ITC’s total product sales were through distributors.
     To the extent we rely on distributors, our success will depend upon the efforts of others, over whom we may have little or no control. If we lose a distributor or a distributor fails to perform to our expectations, our product sales and results of operations may be harmed.
If we fail to compete successfully against our existing or potential competitors, our product sales or operating results may be harmed.
     Competition from pharmaceutical companies, medical device companies and medical device divisions of health care companies , is intense and is expected to increase. In our Cardiovascular division, we continue to expect new competitors. In June 2007, Ventracor Limited began a new clinical trial for BTT and DT for its Ventrassist device. During the third quarter of 2008 Ventracor Limited announced that it had enrolled 122 patients in the BTT trial and 54 patients in the DT trial and filed the first module of its PMA. In addition, in 2008, HeartWare began a clinical trial for BTT for its HVAD device with enrollment occurring at two centers. HeartWare, also announced in January 2009, that it received CE mark approval for the HVAD device. In 2008, Terumo Heart, Inc. began a clinical trial for BTT for its DuraHeart device. Our incumbent competitors include AbioMed, Inc., Jarvik Heart, Inc., MicroMed Technology, Inc., SynCardia Systems, Inc., and WorldHeart Corporation in the U.S. and Europe and Berlin Heart GmbH in Europe. Principal competitors in the hospital coagulation and blood gas monitoring equipment market include the Cardiac Surgery Division of Medtronic, Inc., the Diagnostic Division of Abbott Laboratories, Instrumentation Laboratory Company and Radiometer A/S. Our primary competitor in the skin incision device market is Becton Dickinson and Company. Competitors in the alternate site point-of-care diagnostics market include Inverness Medical Innovation, Inc. and Roche Diagnostics.
     Some of our competitors, especially those of our ITC division, have substantially greater financial, technical, distribution, marketing and manufacturing resources than we do, while other competitors have different technologies that may achieve broader customer acceptance or better cost structures than our products. Accordingly, our competitors may be able to develop, manufacture and market products more efficiently, at a lower cost and with more market acceptance than we can. In addition, new drugs or other devices may reduce the need for VADs. We expect that the key competitive factors will include the relative speed with which we can:
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
     A substantial portion of our total sales occurs outside the U.S. We anticipate that sales outside the U.S. and U.S. export sales will continue to account for a significant percentage of our product sales and we intend to continue to expand our presence in international markets. Non-U.S. sales are subject to a number of special risks. For example:
•	we sell some of our products at a lower price outside the U.S.;

•	sales agreements with foreign customers may be difficult to enforce;

•	receivables may be difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	U.S. export licenses may be difficult to obtain;

•	intellectual property rights may be (and often are) more difficult to enforce in foreign countries;

•	terrorist activity or war may interrupt distribution channels or adversely impact our customers or employees; and

•	fluctuations in exchange rates may affect product demand and adversely affect the profitability, in U.S. dollars, of products sold in foreign markets where payments are made in local currencies.
     Any of these events could harm our operations or financial results.
Fluctuations in foreign currency exchange rates could result in declines in our reported sales and earnings.
     Because some of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign currency exchange rates. At present, we use forward foreign currency contracts to protect the gains and losses created by the re-measurement of non-functional currency denominated assets and liabilities. However, we do not hedge foreign currency exposures that will arise from future sales. As a result, sales occurring in the future that are denominated in foreign currencies may be translated into U.S. dollars at a less favorable rate than our current exchange rate resulting in reduced revenues and earnings.

The long and variable sales and deployment cycles for our VAD systems may cause our product sales and operating results to vary significantly, which increases the risk of an operating loss for any given fiscal period.
     Our VAD systems have lengthy sales cycles and we may incur substantial sales and marketing expenses and expend significant effort without making a sale. Even after making the decision to purchase our VAD systems, our customers often deploy our products slowly. For example, the length of time between initial contact with potential customers and the purchase of our VAD systems is generally between nine and eighteen months. In addition, cardiac centers that buy the majority of our products are usually led by cardiac surgeons who are heavily recruited by competing centers or by centers looking to increase their profiles. When one of these surgeons moves to a new center we sometimes experience a temporary but significant reduction in purchases by the departed center while it replaces its lead surgeon. As a result, it is difficult for us to predict the quarter in which customers may purchase our VAD systems and our product sales and operating results may vary significantly from quarter to quarter, which increases the risk of an operating loss for us for any given quarter. In particular, sales of our VADs for Destination Therapy have been lower than we had originally anticipated, and we cannot predict when, if ever, sales of our VADs for this indication will generate the level of revenues expected.
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
     We have a substantial level of debt in the form of our senior subordinated convertible notes. The terms of our senior subordinated convertible notes do not restrict our ability to incur additional indebtedness, including indebtedness senior to the convertible notes. Our current level of indebtedness, among other things, could:
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
     Commencing October 1, 2008, holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock. The conversion of some or all of the senior subordinated convertible notes will dilute the ownership interest of our existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, future sales of substantial amounts of our stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our stock. Sales of our shares and the potential for such sales could cause our stock price to decline. Further, the existence of the convertible notes may encourage short selling of our common stock by market participants because the conversion of the convertible notes could depress the price of our common stock.
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
     The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, our closing stock price ranged from $13.09 to $32.49 during the twelve months ended January 3, 2009. The price of our common stock could fluctuate significantly for many reasons, including the following:
•	future announcements concerning us or our competitors;

•	regulatory developments, enforcement actions bearing on advertising, marketing or sales, and disclosure regarding completed ongoing or future clinical trials;

•	quarterly variations in operating results, which we have experienced in the past and expect to experience in the future;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	reaction to estimates of business operations, product development or financial performance made public by our management;

•	business acquisitions or divestitures;

•	changes in earnings estimates by analysts;

•	changes in third party reimbursement practices;

•	charges, amortization and other financial effects relating to our business; and

•	fluctuations in the economy, world political events or general market conditions, such as the current economic recession.
     In addition, stock markets in general and the market for shares of health care stocks in particular, have experienced extreme price and volume fluctuations, especially in the past several months as a result of the current global financial crisis. These fluctuations can be unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price of our common stock could decline below its current price and the market price of our stock may fluctuate significantly in the future. These fluctuations may be unrelated to our performance.
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

Current global economic conditions could harm our business and liquidity.
     Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These factors have lead to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and international markets and economies and prolonged declines in spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers and suppliers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
If we make acquisitions or divestitures, we could encounter difficulties that harm our business.
     We may acquire companies, products or technologies that we believe to be complementary to our business such as our proposed acquisition of HeartWare. If we do so, we may have difficulty integrating the acquired personnel, operations, products or technologies and we may not realize the expected benefits of any such acquisition. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees and increase our expenses, any of which could harm our business. We may also sell businesses or assets as part of our strategy or if we receive offers from third parties. If we do so, we may sell an asset or business for less than its carrying value.
The occurrence of a catastrophic disaster or other similar events could cause damage to our facilities and equipment, which would require us to cease or curtail operations.
     We are vulnerable to damage from various types of disasters, including earthquakes, fires, terrorist acts, floods, power losses, communications failures and similar events. For example, in October 1989, a major earthquake that caused significant property damage and a number of fatalities struck near the area in which our Pleasanton, California facility is located. If any such disaster were to occur, we may not be able to operate our business at our facilities, in particular because our premises require FDA approval, which could result in significant delays before we could manufacture products from a replacement facility. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Therefore, any such catastrophe could seriously harm our business and results of operations.
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
     The number of our employees has substantially increased during the past several years. We expect to continue to increase the number of our employees, and our business may suffer if we do not manage and train our new employees effectively. Our product sales may not continue to grow at a rate sufficient to support the costs associated with an increasing number of employees. Any future periods of rapid growth may place significant strains on our managerial, financial and other resources. The rate of any future expansion, in combination with our complex technologies and products, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs, as well as the needs of our customers. If we are unable to meet these demands. our reputation, revenue and results of operations could be harmed.

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
     Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:
•	accounting for stock-based compensation;

•	fair value measurement (including convertible debt instruments);

•	accounting for income taxes; and

•	accounting for business combinations and related goodwill.
     It is possible that changes in the application of certain accounting principles may have a material impact on our consolidated results of operations such as our adoption of FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which alters the accounting treatment for convertible debt instruments and allows for either mandatory or optional cash settlements upon conversion. FSP APB 14-1, will impact the accounting associated with our senior subordinated convertible notes recorded at a book value of $143.8 million. FSP APB 14-1 requires the issuer to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. This FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and be applied retrospectively to all periods presented and will be recognized as of the beginning of the first quarter of 2009.
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
     Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in states with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, we are subject to the continual examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities, primarily related to our intercompany transfer pricing. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and our reserves for potential adjustments, including tax credits and other tax benefits that can be challenged under audit by various taxing authorities resulting in potential reduction in the amount of credits or other benefits eventually realized. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
     Future levels of research and development spending, capital investment and export sales may impact our entitlement to related tax credits and benefits which have the effect of lowering our tax rate.

Any claims relating to improper handling, storage or disposal of hazardous chemicals and biomaterials could be time consuming and costly.
     Manufacturing and research and development of our products require the use of hazardous materials, including chemicals and biomaterials. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials.
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
     Our governing documents could make it difficult for another company to acquire control of our company. For example:
•	Our Articles of Incorporation allow our Board of Directors to issue, at any time and without shareholder approval, preferred stock with such terms as it may determine. No shares of preferred stock are currently outstanding. However, the rights of holders of any of our preferred stock that may be issued in the future may be superior to the rights of holders of our common stock.

•	We have a shareholder rights plan, commonly known as a “poison pill,” which would make it difficult for someone to acquire us without the approval of our Board of Directors.
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
     Additionally, we lease the following facilities:
•	Approximately 62,000 square feet of office, manufacturing and research facilities in Pleasanton, California, expiring in 2012.

•	Approximately 6,400 square feet of warehouse space in Dublin, California, expiring in 2011.

•	Approximately 11,000 square feet of office and research facilities in Rancho Cordova, California, expiring in 2012.

•	Approximately 45,000 square feet of office, manufacturing, warehouse and research facilities in Edison, New Jersey, expiring through 2017.

•	Approximately 53,500 square feet of office and research facilities in Piscataway, New Jersey, expiring in 2014.

•	Approximately 35,000 square feet of office, manufacturing and research facilities in Roseville, Minnesota, expiring in 2013.

•	Approximately 39,000 square feet of office and research facilities in Burlington, Massachusetts, expiring in 2011.

•	Approximately 8,700 square feet of office and warehouse facilities in the United Kingdom expiring in 2022.
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
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended January 3, 2009.

Our Executive Officers
     Gerhard F. Burbach, 46 President, Chief Executive Officer and Director, joined our company as President, Chief Executive Officer and a director, in January 2006. Prior to joining us, Mr. Burbach served as the President and Chief Executive Officer of Digirad Corporation, a leading provider of solid-stage imaging products and services to cardiologist offices, hospitals and imaging centers. He continues to serve on the Digirad board of directors. Before that he served for two years as president and chief executive officer of Bacchus Vascular Inc, a developer of interventional cardiovascular devices. Previously, he served for three years as chief executive officer of Philips Nuclear Medicine, a division of Philips Medical Systems specializing in nuclear medicine imaging systems. Until its acquisition by Philips Medical Systems, he spent four years at ADAC Laboratories, a provider of nuclear medicine imaging equipment and radiation therapy planning systems, where he became president and general manager of the nuclear medicine division. He also spent six years with the consulting firm of McKinsey & Company, primarily within the firm’s healthcare practice.
     David V. Smith, 49, Executive Vice President and Chief Financial Officer, joined our company on December 29, 2006 as Executive Vice President and Chief Financial Officer. Prior to joining us, Mr. Smith was Vice President, Chief Financial Officer of Chiron Corporation, a global pharmaceutical company, from April 2003 until April 2006. Mr. Smith served as Chiron’s Vice President, Finance from February 2002 until April 2003 and as Chiron’s Vice President and Principal Accounting Officer from February 1999 until February 2002. Mr. Smith served as the Vice President, Finance and Chief Financial Officer of Anergen, Inc. from 1997 until he joined Chiron. From 1988 to 1997, Mr. Smith held various financial management positions with Genentech, Inc., in both the United States and Europe. Mr. Smith is a member of the Board of Directors and Chair of the Audit Committee of Perlegen Sciences, Inc.
     Lawrence Cohen, 59, President of ITC, joined our company in May 2001 as President of ITC. Prior to joining ITC, Mr. Cohen served as CEO of HemoSense, Inc., a developer of medical diagnostic products, from August 1998 to April 2001. From October 1989 to March 1998, Mr. Cohen held the positions of Vice President Marketing and Sales, Vice President International and Worldwide Executive Vice President at Ortho-Clinical Diagnostics, a Johnson & Johnson company. From 1980 to 1989, Mr. Cohen held executive management positions at Instrumentation Laboratory and Beckman Coulter Corporation. He is a past president of the Biomedical Marketing Association and was on the Board of Trustees of the National Blood Foundation from 1998 to 2004.
     David A. Lehman, 48, Senior Vice President, General Counsel and Secretary, joined our company as Vice President and General Counsel in May 2003. Mr. Lehman was appointed as Secretary in December 2004 and became Senior Vice President in February 2007. Prior to joining us, Mr. Lehman served as Vice President and General Counsel of Brigade Corporation, a provider of business process outsourcing services, from June 2000 to May 2003. From November 1997 to June 2000, Mr. Lehman was Assistant General Counsel at Bio-Rad Laboratories, Inc., a diagnostic and life science products company. Prior to November 1997, Mr. Lehman was in the legal department of Mitsubishi International Corporation, in New York and Tokyo, for more than seven years. Mr. Lehman started his career as an associate attorney at the law firm of Hall, Dickler, Kent, Friedman and Wood.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the NASDAQ Global Select Market under the symbol “THOR.” The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock, as reported by the NASDAQ Global Select Market. As of January 31, 2009, there were 56,413,279 shares of our common stock outstanding with approximately 556 holders of record, including multiple beneficial holders at depositories, banks, and brokerages listed as a single holder in the “street” name of each respective depository, bank or broker.

	High	Low
Fiscal Year 2007
First Quarter	$21.17	$17.44
Second Quarter	21.68	17.36
Third Quarter	21.02	18.67
Fourth Quarter	21.25	17.60
Fiscal Year 2008
First Quarter	$18.44	$13.09
Second Quarter	18.50	14.08
Third Quarter	28.87	16.67
Fourth Quarter	32.49	19.48
     We have not declared or paid any dividends on our common stock and we do not anticipate doing so in the foreseeable future.
     There were no unregistered sales of our equity securities during the three months ended January 3, 2009.

Stock Price Performance Graph
     The graph below compares the cumulative total shareholder return on an investment in our common stock, the NASDAQ Stock Market Index (U.S. companies only) and the NASDAQ Medical Equipment Index for the five-year period ended January 2, 2009, the last trading day in our 2008 fiscal year.
     The graph assumes the value of an investment in our common stock and each index was $100 at December 31, 2003 and the reinvestment of all dividends, if any.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Thoratec Corporation, The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index
(PERFORMANCE GRAPH)

*	$100 invested on December 31, 2003 in stock or index-including reinvestment of dividends.

	12/03	12/04	12/05	12/06	12/07	12/08
Thoratec Corporation	100.00	80.59	160.02	135.96	140.68	251.28
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Medical Equipment	100.00	120.01	136.96	142.08	181.26	99.84

Issuer Purchases of Equity Securities
     The following table sets forth certain information about our common stock repurchased during the three months ended January 3, 2009:

				Total number
				of shares	Approximate dollar
				purchased	value of shares
				as part of	that may yet be
	Total number			publicly	purchased under
	of shares		Average price	announced plans or	the plans or
	purchased		paid per share	programs (1)	programs
	(in thousands, except per share data)
September 28, 2008 through October 25, 2008	2.0		$25.55	—	$—
October 26, 2008 through November 22, 2008	2.6		21.86	—	—
November 23, 2008 through January 3, 2009	4.0		29.80	—	—

Total	8.6	(2)	$26.37	—	$—

(1)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three months ended January 3, 2009. As of January 3, 2009, we have $10.1 million remaining on our share repurchase programs.

(2)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 6. Selected Consolidated Financial Data
     The selected consolidated financial data presented below for the five fiscal years in the period ended January 3, 2009 are derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K in item 7.
     We report on a 52-53 week fiscal year, which ends on the Saturday closest to December 31. Accordingly, our fiscal year will periodically contain more or less than 365 days. For example, fiscal 2004 ended January 1, 2005, fiscal 2005 ended December 31, 2005, fiscal 2006 ended December 30, 2006 and fiscal 2007 ended December 29, 2007. Our fiscal year 2008 contained 53 weeks and ended on January 3, 2009 and our fiscal 2009 will include 52 weeks and will end on January 2, 2010.

	Fiscal Year
	2008(1)	2007(1)	2006(1)	2005	2004
	(In thousands, except per share data)
Statement of Operations:
Product sales	$313,564	$234,780	$214,133	$201,712	$172,341
Gross profit	185,998	136,264	125,485	123,340	100,222
Amortization of goodwill and purchased intangible assets	13,183	12,582	12,055	11,204	11,724
In-process research and development	—	—	1,120	—	—
Litigation, merger, restructuring and other costs	—	—	447	95	733
Net income	$22,532	$3,235	$3,973	$13,198	$3,564
Basic net income per share	$0.41	$0.06	$0.08	$0.27	$0.07
Diluted net income per share	$0.39	$0.06	$0.07	$0.26	$0.07
Balance Sheet Data:
Cash and cash equivalents and short term available-for-sale investments	$248,651	$218,350	$194,478	$210,936	$145,859
Working capital	332,378	301,736	265,691	269,293	206,250
Total assets	684,584	613,719	591,135	573,918	518,034
Subordinated convertible debentures	143,750	143,750	143,750	143,750	143,750
Long-term deferred tax liability (2)	31,285	35,953	46,421	48,765	62,016
Total shareholders’ equity (2)	$454,700	$398,029	$365,073	$348,147	$292,108

(1)	On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) and included share-based compensation for employee stock-based awards in our results of operations.

(2)	On December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 and as a result we reported a cumulative effect adjustment of $0.5 million, which increased our December 31, 2006 “Accumulated deficit” balance offset by a “Long-term deferred tax liability” balance.

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
     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
     In determining when to recognize revenue, management makes decisions on such matters as the fair values of the product and training elements when sold together, customer credit worthiness and warranty reserves. If any of these decisions proves incorrect, the carrying value of these assets and liabilities on our consolidated balance sheets or the recorded product sales could be significantly different, which could have a material adverse effect on our results of operations for any fiscal period.
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

	Balance	Charges to		Balance
	Beginning	Costs and	Warranty	End
	of Year	Expenses	Expenditures	of Year
	( in thousands)
Fiscal year ended 2008	$1,006	$1,925	$(1,860)	$1,071
Fiscal year ended 2007	$1,032	$634	$(660)	$1,006
Fiscal year ended 2006	$1,073	$756	$(797)	$1,032

     Estimated excess and obsolete inventory reserves are recorded when inventory levels exceed projected sales volume for a certain period of time. In determining the excess obsolete reserve, management makes judgments and estimates on matters such as forecasted sales volume. If sales volume differs from projection, adjustments to these reserves may be required.
     Management must make judgments to determine the amount of reserves to accrue. If any of these decisions proves incorrect, our consolidated financial statement could be materially and adversely affected.
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
     We record a valuation allowance to reduce our deferred income tax assets to the amount that is more-likely-than-not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, on going tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.
     We believe we have provided adequate reserves for uncertain tax positions for anticipated audit adjustments by United States federal, state and local, as well as foreign, tax authorities based on our estimate of whether, and the extent to which, additional taxes, interest and penalties may be due. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the accrued liabilities are no longer warranted. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
Evaluation of Purchased Intangibles and Goodwill for Impairment
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically evaluate the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately-identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Management must make estimates of these future cash flows, if necessary, and the approximate discount rate, and if any of these estimates proves incorrect, the carrying value of these assets on our consolidated balance sheets could become significantly impaired.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, such assets with indefinite lives are not amortized but are subject to annual impairment tests. If there is an apparent impairment, a new fair value would be determined. If the new fair value is less than the carrying amount, an impairment loss would be recognized.
Valuation of Share-Based Awards
     We account for share-based compensation expense in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), share-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of option awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes option pricing model for option grants is based on historical volatility. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially affected.

Fair Value Measurements
     We adopted the provisions of SFAS No. 157, Fair Value Measurements, on December 30, 2007. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date.
     In determining fair value, we use various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1-Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets and liabilities utilizing Level 1 inputs include broker-dealer quote securities that can be traded in an active market. We used Level I assumptions for cash and cash equivalents. Since valuations are based on quoted prices that are readily and regularly available in an active market, a significant degree of judgment is not required.

•	Level 2-Valuations based on quoted prices of similar investments in active markets, of similar or identical investments in markets that are not active or model based valuations for which all significant inputs and value drivers are observable, directly or indirectly. Assets and liabilities utilizing Level 2 inputs primarily include municipal bonds and for the straight convertible debt feature of our senior subordinated convertible notes, except the make-whole provision, using a level 3 input, described below.

•	Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include certain auction rate securities, our Levitronix convertible debenture and the make-whole feature of our senior subordinated convertible notes. Given the current credit market illiquidity for auction rate securities, our estimates are subject to significant judgment by management.
     Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. See Note 3 to the consolidated financial statements for further information about our financial assets that are accounted for at fair value.
     Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been obtained had an active market for the securities existed, and the differences could be material. After determining the fair value of our available-for-sale security, gains or losses on these investments are recorded to other comprehensive income, until either the investment is sold or we determine that the decline in value is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in available-for-sale securities, these judgments primarily consider: the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt instrument will not mature and be paid in full; and our ability and intent to hold the investment to maturity. Given the current market conditions, these judgments could prove to be incorrect, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, if we decide not to hold an investment until maturity, it may result in the recognition of an other-than-temporary impairment.

Results of Operations
     The following table sets forth selected consolidated statements of operations data for the years indicated and as a percentage of total product sales:

	For the Fiscal Years Ended
	2008		2007		2006
	(in thousands, except percentages)
Product sales	$313,564	100%	$234,780	100%	$214,133	100%
Cost of product sales	127,566	41	98,516	42	88,648	41

Gross margin	185,998	59	136,264	58	125,485	59

Operating expenses:
Selling, general and administrative	94,142	30	82,044	35	73,687	35
Research and development	52,943	17	43,835	19	39,841	19
Amortization of purchased intangible assets	13,183	4	12,582	5	12,055	6
Purchased in-process research and development	—	—	—	—	1,120	1
Litigation	—	—	—	—	447	—

Total operating expenses	160,268	51	138,461	59	127,150	61

Income (loss) from operations	25,730	8	(2,197)	(1)	(1,665)	(2)
Other income and (expense):
Interest expense	(4,039)	(1)	(4,085)	(2)	(4,276)	(2)
Interest income and other	9,146	3	8,624	4	8,451	5

Income before taxes	30,837	10	2,342	1	2,510	1
Income tax expense (benefit)	8,305	3	(893)	—	(1,463)	—

Net income	$22,532	7%	$3,235	1%	$3,973	1%

Product Sales
     Product sales in 2008 increased $78.8 million or 33.6% as compared to 2007 and in 2007 increased $20.6 million or 9.6% as compared to 2006.

	For the Fiscal Years Ended			Annual Percentage Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
Cardiovascular	$214,976	$144,220	$133,710	49.1%	7.9%
ITC	98,588	90,560	80,423	8.9%	12.6%

Total product sales	$313,564	$234,780	$214,133	33.6%	9.6%

     In 2008 as compared to 2007, Cardiovascular product sales increased by $70.8 million primarily due to higher sales from our HeartMate product line. The higher sales resulted from increased HeartMate II volume in North America and Europe, a commercial price increase for the HeartMate II in North America, and higher stocking revenue associated with the addition of fifty-five new HeartMate II centers. Also, product sales increased because of favorable foreign currency translation and higher Centrimag sales due to increased implant activity. This increase in product sales was partially offset by a 4% decline in the sales of the Thoratec product line due to HeartMate II cannibalization. ITC product sales increased by $8.0 million primarily due to higher domestic and international sales of our HEMOCHRON product line and higher international sales of our Alternate Site product line, partly offset by the decrease of our incision product line sales due to competitive offerings affecting both volume and selling price.
     In 2007 as compared to 2006, Cardiovascular product sales increased by $10.5 million, primarily due to increased sales of HeartMate II, partially offset by lower sales in our Thoratec product line as a result of increased usage of short term devices. In addition, a full year of product sales of CentriMag in 2007 totaling $6.6 million, contributed to the overall increase in product sales as compared to the three month of sales in 2006. ITC product sales increased by $10.1 million, primarily due to increased sales of our hospital point-of-care products along with increased sales of our alternate site and incision products resulting from market expansion and competitor product recalls. In addition, product sales of AVOXimeters also contributed to the increase in sales in 2007 as opposed to only fourth quarter sales in 2006.

     Sales originating outside of the United States and U.S. export sales accounted for approximately 26%, 28% and 24% of our total product sales in 2008, 2007 and 2006, respectively.
Gross Profit
     Gross profit and gross margin are as follows:

	For the Fiscal Years Ended			Annual Percentage Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
Total gross profit	$185,998	$136,264	$125,485	36.5%	8 6%

Total gross margin	59.3%	58.0%	58.6%	1.3%	0.6%

     In 2008 as compared to 2007, Cardiovascular gross margin percentage increased by 2.2% primarily due to increased HeartMate II prices in North America, favorable foreign currency translations, partially offset by the increased percentage of non-pump revenue and unfavorable manufacturing variances. ITC gross margin percentage decreased by 4.8% due to unfavorable geographic and product mix and increased unfavorable manufacturing variances.
     In 2007 as compared to 2006, Cardiovascular gross margin decreased by 0.6% due to unfavorable non-pump product mix and manufacturing variances partially offset by improved foreign currency exchange from our international operations. ITC gross margin was the same for 2007 and 2006, due to lower product costs offset by higher costs from product and geographic mix and the expenses related to the voluntary Pro Time recall.
Selling, General and Administrative
     Selling, general and administrative expenses increased $12.1 million in 2008 as compared to 2007 and increased $8.3 million in 2007 as compared to 2006:

	For the Fiscal Years Ended			Annual Percentage Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
Total selling, general and administrative	$94,142	$82,044	$73,687	14.7%	11.3%

     In 2008 as compared to 2007, Cardiovascular costs increased by $8.6 million, primarily due to market development initiatives and commercialization efforts associated with the HeartMate II and higher compensation expense. ITC costs increased $1.0 million, primarily due to higher sales and marketing personnel and travel costs. Corporate costs increased by $2.5 million, primarily due to higher compensation and various other corporate expenses.
     In 2007 as compared to 2006, Cardiovascular costs increased by $2.6 million, primarily due to an increase in personnel expenses in 2007 related to market expansion and preparation for HeartMate II commercial approval, unfavorable foreign currency exchange and an increase in share-based compensation expenses. ITC costs increased by $2.6 million, primarily due to higher personnel costs, consulting fees and an increase in reserves for overdue accounts receivable. In addition, in 2007 our ITC division incurred costs related to the AVOXimeter products for the full year as compared to selling costs incurred in 2006 for the fourth quarter only. Corporate costs increased by $3.1 million, because of higher consulting and legal expenses related to the review of our stock option granting practices conducted during the first quarter of 2007, market research and compliance costs.

Research and Development
     Research and development expenses in 2008 were $52.9 million, or 17% of product sales, compared to $43.8 million, or 19% of product sales, in 2007. Research and development expenses in 2007 were $43.8 million, or 19% of product sales, compared to $39.8 million, or 19% of product sales, in 2006.

	For the Fiscal Years Ended			Annual Percentage Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
Total research and development expenses	$52,943	$43,835	$39,841	20.8%	10.0%

     Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.
     In 2008 as compared to 2007, research and development costs increased $9.1 million. Cardiovascular costs increased $6.9 million, primarily due to increased research and development costs associated with our HeartMate product line peripheral enhancements and new product technology. ITC costs increased $2.2 million, primarily due to new product development.
     In 2007 as compared to 2006, research and development costs increased $4.0 million. Cardiovascular costs increased $2.2 million, primarily due to regulatory and clinical costs associated with Phase II of the HeartMate II pivotal trial and HeartMate II product development. ITC costs increased $1.8 million, primarily due to higher personnel and consulting costs related to new product development.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in 2008 was $13.2 million as compared to $12.6 million in 2007. The $0.6 million increase resulted from decreasing the estimated useful lives of certain of our intangible assets at our Cardiovascular division at the beginning of fiscal year 2008.
     Amortization of purchased intangible assets in 2007 was $12.6 million as compared to $12.1 million in 2006. The $0.5 million increase is attributable to higher amortization of intangible costs from the acquisition of Avox in October 2006.
Purchased In-Process Research and Development
     Our in-process research and development (“IPR&D”) expenses were none in 2008 and 2007 compared to $1.1 million in 2006. IPR&D costs from the acquisition of Avox in October 2006 were expensed in 2006 because they related to technological projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.
Litigation Costs
     Litigation charges in 2008 and 2007 were none compared to $0.4 million in 2006. The expenses in 2006 were primarily comprised of costs associated with a Federal securities law putative class action, and a related shareholder derivative action.

Interest Expense
     Interest expense was $4.0 million in 2008, $4.1 million in 2007 and $4.3 million in 2006 and primarily relate to the subordinated convertible notes as follows:

	For the Fiscal Years Ended			Annual Percentage Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
Interest expense	$3,418	$3,464	$3,655	1.3%	5.2%
Amortization of debt issuance costs related to senior subordinated convertible notes	621	621	621	0.0%	0.0%

Total interest expense	$4,039	$4,085	$4,276	1.1%	4.5%

Interest Income and Other
     Interest income and other was $9.1 million in 2008, $8.6 million in 2006 and $8.5 million in 2006 as follows:

	For the Fiscal Years Ended			Annual Percentage Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands)
Interest income	$8,744	$8,063	$7,617	8.4%	5.9%
Foreign currency, net	73	347	99	79.0%	250.5%
Other	329	214	735	53.7%	70.9%

Total interest income and other	$9,146	$8,624	$8,451	6.1%	2.0%

Income Taxes
     Our effective tax rate was an expense of 27% in 2008 compared to a benefit of 38% in 2007. The increase in our annual effective tax rate of 65% on a comparative basis was primarily due to a significant increase in operating profit, and an increase in reserves recorded under FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, related to domestic income tax positions.
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
Liquidity and Capital Resources
Cash, Cash Equivalents and Investments
We consider short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase to be cash equivalents.
Investments classified as short-term consist of various financial instruments such as commercial paper, U.S. government agency obligations and corporate notes and bonds with high credit quality with maturities of greater than 90 days when purchased are classified as available-for-sale. Investments classified as long-term consist of our investments in auction rate securities.

Following is a summary of our cash, cash equivalents and investments:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Cash and cash equivalents	$107,053	$20,689	$67,453
Short term investments	141,598	197,661	127,025
Restricted short-term investments	—	—	1,681
Long-term investments	29,959	—	—

Total cash and equivalents and investments	$278,610	$218,350	$196,159

     We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations, will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months.
     As of January 3, 2009 we owned approximately $37.2 million of auction rate securities. The assets underlying these investments are student loans which are AAA or AA rated, and backed by the U.S. government under the Federal Family Education Loan Program or private insurers. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to 365 days. Beginning in February of 2008, these auctions began to fail. Although, we have realized higher interest rates for many of these auction rate securities than we would have otherwise, the principal amount will not be accessible until future auctions for these securities are successful, a secondary market is established, or these securities are called for redemption. Therefore, our auction rate securities are classified as long-term and are valued at $30.0 million using significant unobservable inputs.
     As a result of these auction failures, these auction rate securities do not have a readily determinable market value. To estimate their fair values at January 3, 2009, we used a discounted cash flow model based on estimated interest rates, the present value of future principal and interest payments discounted at rates considered to reflect current market conditions, and the credit quality of the underlying securities. Specifically, we estimated the future cash flows over a five year period, and applied a credit default rate to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market. As a result of feedback from outside consultants and government activities, including recent settlement agreements, our assumption on the expected recovery period of seven years at September 28, 2008 was modified to five years at January 3, 2009. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our auction rate securities in estimating fair values.
     The following table provides a reconciliation of the beginning and ending balances for auction rate securities measured at fair value using significant unobservable inputs (level 3):

Auction Rate
Securities
(in thousands)

Balance at December 29, 2007	$—
Transfer to Level 3	46,050
Settlements at par	(8,850)
Unrealized holding loss, included in other comprehensive loss	(7,241)

Balance at January 3, 2009	$29,959

     We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive income or other-than-temporary impairment charges to the consolidated statement of operation in future periods.
     We intend and have the ability to hold these auction rate securities until the market recovers or until maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short- term marketable security balances of $249 million at January 3, 2009, the current lack of liquidity in the credit and capital markets will not have an impact on our liquidity, our cash flow or our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Long-term obligation
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
Cash Flow Activities
Following is a summary of our cash flow activities:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$51,040	$14,364	$16,800
Net cash provided by (used in) investing activities	7,331	(78,041)	13,963
Net cash provided by financing activities	28,064	16,960	617
Effect of exchange rate changes on cash and cash equivalents	(71)	(47)	964

Net increase (decrease) in cash and cash equivalents	$86,364	$(46,764)	$32,344

Cash Provided by Operating Activities
     In 2008, cash provided by operating activities was $51.0 million. This amount included net income of $22.5 million increased by positive non-cash adjustments to net income of $34.7 million primarily comprised of $10.5 million related to depreciation, $13.2 million related to amortization, $10.9 million related to share-based compensation expenses, and $6.9 million of tax benefit related to the exercise of stock options. These positive cash contributions were partially offset by a decrease of $4.5 million related to excess tax benefits from stock options exercises and a decrease of $6.8 million in our net deferred tax liability. Changes in assets and liabilities used additional cash of $6.2 million primarily due to the increase in receivables and inventory offset by an increase in accounts payable and accrued liabilities.
Cash Provided by or Used in Investing Activities
     In 2008, cash provided by investing activities was $7.3 million, due to the net sales of investments of $17.7 million, partially offset by $10.4 million purchases of property, plant and equipment, net of $3.1 million in transfers of drivers and demonstration equipment from inventory into fixed assets. The purchased property, plant and equipment included $6.0 million primarily for leasehold improvements related to the expansion of our manufacturing facility and purchases of management information systems equipment at our Cardiovascular division and $4.4 million for facility expansion costs at our ITC division.

Cash Provided by Financing Activities
     In 2008, cash provided by financing activities was $28.1 million, and primarily was comprised of $25.0 million from proceeds related to stock option exercises and purchases under our Employee Stock Purchase Plan and $4.5 million from excess tax benefits from stock option exercises, partially offset by $1.4 million of restricted stock purchased for payment of income tax withholding due upon vesting.
Cash Used in Acquisitions
     On February 12, 2009, we entered into a merger agreement pursuant to which we will acquire HeartWare, subject to customary conditions, including adoption of the merger agreement by HeartWare’s stockholders, the absence of certain legal impediments to consummation of the merger and the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The aggregate value of the cash and equity consideration payable by us in the merger is approximately $282.0 million of which approximately 50% will be paid in cash.
Off Balance Sheet Arrangements
     Letter of Credit — We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. At January 3, 2009, our Letter of Credit balance was approximately $850,000.
Contractual Obligations
     As of January 3, 2009, we had the following contractual obligations:

	Total	2009	2010	2011	2012	2013	Thereafter
	(in millions)
Long-Term Debt Obligations (a)	$255.9	$3.4	$3.4	$1.7	$—	$—	$247.4
Operating Lease Obligations (b)	29.9	3.1	3.4	3.4	3.4	3.2	13.4
Purchase Obligations (c)	90.3	40.0	13.0	12.3	11.6	11.6	1.8

Total	$376.1	$46.5	$19.8	$17.4	$15.0	$14.8	$262.6

(a)	Includes interest of $8.5 million and original issue discount of $103.7 million. See note 10 to our consolidated financial statements included in this Annual Report on Form 10-K related to our long-term debt.

(b)	Our operating lease obligations of $29.9 million were comprised of our various leased facilities and office equipment.

(c)	Our purchase obligations include $58.8 million of supply agreements in effect at January 3, 2009.
     As of January 3, 2009, the liability for uncertain tax positions was $9.7 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Recently Issued Accounting Pronouncements
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Statement Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, that clarified the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of January 3, 2009. FSP No. 157-3 was effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP No. 157-3, during the fiscal year January 3, 2009, did not have a material impact on our consolidated results of operations or financial condition.
     In June 2008, the FASB Issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The implementation of this standard will not have a material impact to our earnings per share calculation.

     In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements upon conversion. FSP APB 14-1, will impact the accounting associated with our senior subordinated convertible notes recorded at a book value of $143.8 million. FSP APB 14-1 requires the issuer to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. The FSP will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP APB 14-1 will be applied retrospectively to all periods presented and will be recognized as of the beginning of the first quarter of 2009. An offsetting adjustment will be made to the opening balance of retained earnings beginning of the first period presented.
     FSP APB 14-1 requires the residual between the proceeds and the fair value of the liability component to be recorded as equity at the time of issuance. Additionally the pronouncement requires transactions costs to be allocated on the same percentage as the liability and equity components. The impact to the financial statements at the time of adopting FSP APB 14-1 will increase “Total Shareholders’ Equity” by $11.7 million (increase “Additional paid-in-capital” by $29.2 million offset by an increase in “Accumulated deficit” by $17.5 million), increase “Deferred tax liability” by $7.8 million and increase “Long- term debt” by $19.5 million.
     The adoption of FSP APB 14-1 will not affect our cash flow, however it will impact our results of operations by increasing interest expense associated with our senior subordinated convertible notes by adding a non-cash component to amortize a debt discount calculated based on the difference between cash coupon (2.375% per year) of the senior subordinated convertible notes and the estimated debt borrowing rate (9% per year). The impact to net income as a result of amortizing the non-cash debt discount, net of expected income tax benefit and earnings per share basic and diluted is as follows:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands, except per share data)
(Decrease) in net income (loss)	$(4,375)	$(3,972)	$(3,544)

(Decrease) in net income (loss) per share:
Basic	$(0.08)	$(0.07)	$(0.07)

Diluted	$(0.07)	$(0.07)	$(0.07)

Shares used to compute per share amounts:
Basic	55,097	53,493	52,155
Diluted	56,196	53,493	53,270
     In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this SFAS No. 162 will not have a material impact to our consolidated financial position and consolidated results of operations.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The implementation of this standard will not have a material impact to our consolidated financial position and consolidated results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The main requirement is to disclose the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact this pronouncement will have on our disclosure requirements for our derivatives when we adopt SFAS No. 161, at the beginning of our fiscal year 2009.

     In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157. With the issuance of SFAS No. 157-2, the FASB agreed to: (a) defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. We are currently evaluating the additional accounting and disclosure requirements that we will be required to provide at the beginning of our fiscal year 2009, when we adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities following the expiration of the deferral period.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The implementation of SFAS No. 160 will not have a material impact to our consolidated financial position and consolidated results of operations when we adopt SFAS No. 160 at the beginning of our fiscal year 2009.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our investment portfolio is made up of marketable investments in money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at market value and are treated as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature due to the frequency with which the interest rate is reset and because such marketable securities represent the investment of cash that is available for current operations. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a loss if we are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points, the change in our net unrealized loss on investments would be $0.3 million. We do not utilize derivative financial instruments to manage interest rate risks.
     Our senior subordinated convertible notes do not bear interest rate risk as the notes were issued at a fixed rate of interest.
     As of January 3, 2009 we owned approximately $37.2 million of auction rate securities. The assets underlying these investments are student loans which are AAA or AA rated, and backed by the U.S. government under the Federal Family Education Loan Program or private insurers. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate, periodically every seven to 365 days. Beginning in February of 2008, these auctions began to fail. Although, we have realized higher interest rate for many of these auction rate securities than we would have otherwise, the principal amount will not be accessible until future auctions for these securities are successful, a secondary market is established, or these securities are called for redemption. Therefore, our auction rate securities are classified as long-term and are valued at $30.0 million using significant unobservable inputs. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan.

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
     We use forward foreign currency contracts to protect the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our U.K. subsidiary’s consolidated balance sheet that are not denominated in U.K. pounds). Our contracts typically have maturities of three months or less.
     Our forward foreign currency contracts qualify as derivatives under SFAS No. 133 Accounting for Derivative Instrument and Hedging Activities and we valued these contracts at the estimated fair value at January 3, 2009. The change in fair value of the forward currency contracts is included in “Interest income and other,” and offsets the foreign currency exchange gains and losses in the consolidated statement of operations. The impacts of these foreign currency contracts are:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Foreign currency exchange ( loss) on foreign currency contracts	$(1,984)	$(702)	$(231)
Foreign currency exchange gain on foreign translation adjustments	2,057	1,049	330
     As of January 3, 2009, we had forward contracts to sell euros with a notional value of €7.1 million and purchase U.K. pounds with a notional value of £4.7 million, and as of December 29, 2007, we had forward contracts to sell euros with a notional value of €7.3 million and purchase U.K. pounds with a notional value of £3.7 million. As of January 3, 2009, our forward contracts had an average exchange rate of one U.S. dollar to 0.6975 euros and one U.S. dollar to 0.6490 U.K. pounds. It is highly uncertain how currency exchange rates will fluctuate in the future. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates would be approximately $1.7 million.

Item 8. Financial Statements and Supplementary Data
THORATEC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Thoratec Corporation:
We have audited the accompanying consolidated balance sheets of Thoratec Corporation and its subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thoratec Corporation and subsidiaries as of January 3, 2009 and December 29, 2007 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 and Note 14 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain income tax positions upon adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standards No. 109.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Francisco, CA
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Thoratec Corporation:
We have audited the internal control over financial reporting of Thoratec Corporation and its subsidiaries (the “Company”) as of January 3, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 3, 2009 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
San Francisco, CA
February 27, 2009

THORATEC CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of Fiscal Years Ended
	January 3, 2009	December 29, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$107,053	$20,689
Short-term available-for-sale investments	141,598	197,661
Receivables, net of allowances of $947 in 2008 and $861 in 2007	55,065	45,368
Inventories	61,373	54,935
Deferred tax assets	8,397	6,077
Short-term income taxes receivable	2,514	484
Prepaid expenses and other assets	4,901	5,895

Total current assets	380,901	331,109

Property, plant and equipment, net	50,138	46,477
Goodwill	99,287	98,368
Purchased intangible assets, net	108,584	121,767
Long-term available-for-sale investments	29,959	—
Other long-term assets	15,715	15,998

Total Assets	$684,584	$613,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,563	$9,770
Accrued compensation	25,550	14,314
Other accrued liabilities	12,410	5,289

Total current liabilities	48,523	29,373

Senior subordinated convertible notes	143,750	143,750
Long-term deferred tax liability	31,285	35,953
Other	6,326	6,614

Total Liabilities	229,884	215,690

Contingencies (Note 9)

Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 56,395 in 2008 and 54,108 in 2007	—	—
Additional paid-in-capital	500,195	458,383
Accumulated deficit	(39,751)	(61,577)
Accumulated other comprehensive income:
Unrealized gain (loss) on investments	(3,337)	317
Cumulative translation adjustments	(2,407)	906

Total accumulated other comprehensive income	(5,744)	1,223

Total Shareholders’ Equity	454,700	398,029

Total Liabilities and Shareholders’ Equity	$684,584	$613,719

See notes to consolidated financial statements.

THORATEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands, except per share data)
Product sales	$313,564	$234,780	$214,133
Cost of product sales	127,566	98,516	88,648

Gross profit	185,998	136,264	125,485

Operating expenses:
Selling, general and administrative	94,142	82,044	73,687
Research and development	52,943	43,835	39,841
Amortization of purchased intangible assets	13,183	12,582	12,055
In-process research and development	—	—	1,120
Litigation costs	—	—	447

Total operating expenses	160,268	138,461	127,150

Income (loss) from operations	25,730	(2,197)	(1,665)
Other income and (expense):
Interest expense	(4,039)	(4,085)	(4,276)
Interest income and other	9,146	8,624	8,451

Income before taxes	30,837	2,342	2,510
Income tax expense (benefit)	8,305	(893)	(1,463)

Net income	$22,532	$3,235	$3,973

Net income per share:
Basic	$0.41	$0.06	$0.08

Diluted	$0.39	$0.06	$0.07

Shares used to compute net income per share:
Basic	55,097	53,493	52,155
Diluted	63,486	54,789	53,270
See notes to consolidated financial statements.

THORATEC CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total	Total
	Common	Additional	Accumulated	Deferred	Comprehensive	Shareholders’	Comprehensive
	Shares	Paid-in Capital	Deficit	Compensation	Income (Loss)	Equity	Income
	(in thousands)
BALANCE, DECEMBER 31, 2005	51,737	$407,531	$(58,801)	$(184)	$(399)	$348,147

Exercise of common stock options for cash	1,079	13,380				13,380
Issuance of common shares under Employee Stock Purchase Plan	118	1,692				1,692
Tax benefit related to employees’ and directors’ stock plans		2,811				2,811
Repurchase of common shares, net	(605)	(7,385)	(8,847)			(16,232)
Share-based compensation		9,912		184		10,096
Comprehensive income:
Unrealized loss on available-for-sale investments (net of taxes of $161)					242	242	242
Foreign currency translation adjustment					964	964	964
Net income			3,973			3,973	3,973

Total comprehensive income							$5,179

BALANCE, DECEMBER 30, 2006	52,329	$427,941	$(63,675)	$—	$807	$365,073

Cumulative adoption effect of FIN 48			(534)			(534)
Exercise of common stock options for cash	1,178	14,036				14,036
Issuance of common shares under Employee Stock Purchase Plan	137	1,958				1,958
Tax benefit related to employees’ and directors’ stock plans		3,327				3,327
Repurchase of common shares, net	464	(411)	(603)			(1,014)
Share-based compensation		11,532				11,532
Comprehensive income:
Unrealized loss on available-for-sale investments (net of taxes of $222)					333	333	333
Foreign currency translation adjustment					83	83	83
Net income			3,235			3,235	3,235

Total comprehensive income							$3,651

BALANCE, DECEMBER 29, 2007	54,108	$458,383	$(61,577)	$—	$1,223	$398,029

Exercise of common stock options for cash	1,768	22,914				22,914
Issuance of common shares under Employee Stock Purchase Plan	149	2,062				2,062
Tax benefit related to employees’ and directors’ stock plans		6,926				6,926
Repurchase of common shares, net	370	(715)	(706)			(1,421)
Share-based compensation		10,625				10,625
Comprehensive income:
Unrealized loss on available-for-sale investments (net of taxes of $2,436)					(3,654)	(3,654)	(3,654)
Foreign currency translation adjustment					(3,313)	(3,313)	(3,313)
Net income			22,532			22,532	22,532

Total comprehensive income							$15,565

BALANCE, JANUARY 3, 2009	56,395	$500,195	$(39,751)	$—	$(5,744)	$454,700

See notes to consolidated financial statements.

THORATEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$22,532	$3,235	$3,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,731	21,836	20,292
In process research and development	—	—	1,120
Investment premium amortization (net)	2,307	977	65
Non-cash interest and other expenses	1,103	634	986
Write-down of investment	—	500	—
Write-down of capitalized costs	490	161	1,588
Tax benefit related to stock options	6,926	3,327	2,812
Share-based compensation expense	10,866	11,414	9,558
Excess tax benefits from share-based compensation	(4,509)	(1,980)	(1,777)
Loss on disposal of asset	573	254	14
Change in net deferred tax liability	(6,767)	(9,509)	(6,438)
Changes in assets and liabilities:
Receivables	(12,635)	(3,373)	(7,389)
Inventories	(10,433)	(8,804)	(8,271)
Prepaid expenses and other assets	1,069	(1,124)	(388)
Accounts payable	998	(3,661)	4,985
Accrued compensation and other accrued liabilities	15,191	3,587	(2,509)
Accrued income taxes	(402)	(2,976)	(1,463)
Other	—	(134)	(358)

Net cash provided by operating activities	51,040	14,364	16,800

Cash flows from investing activities:
Purchases of available-for-sale investments	(153,238)	(257,668)	(354,970)
Sales of available-for-sale investments	96,471	175,475	340,379
Maturities of available-for-sale and restricted investments	74,475	12,803	66,990
Investment in convertible debentures and preferred shares	—	(2,000)	(5,000)
Purchases of property, plant and equipment, net	(10,377)	(6,651)	(24,498)
Acquisition of A-VOX Systems, Inc., net of cash acquired	—	—	(8,786)
Other	—	—	(152)

Net cash provided by (used in) investing activities	7,331	(78,041)	13,963

Cash flows from financing activities:
Proceeds from stock option exercises	22,914	14,036	13,380
Proceeds from stock issued under employee stock purchase plan	2,062	1,958	1,692
Excess tax benefits from share-based compensation	4,509	1,980	1,777
Repurchase and retirement of common shares	(1,421)	(1,014)	(16,232)

Net cash provided by financing activities	28,064	16,960	617
Effect of exchange rate changes on cash and cash equivalents	(71)	(47)	964

Net increase (decrease) in cash and cash equivalents	86,364	(46,764)	32,344
Cash and cash equivalents at beginning of fiscal year	20,689	67,453	35,109

Cash and cash equivalents at end of fiscal year	$107,053	$20,689	$67,453

Supplemental disclosure of cash flow information:
Cash paid for taxes	$8,947	$9,345	$2,053

Cash paid for interest	$3,414	$3,414	$3,414

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory to property, plant and equipment	$3,055	$3,698	$1,917

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
     We report on a 52-53 week fiscal year, which ends on the Saturday closest to December 31. The fiscal year ended December 30, 2006 (“2006”) included 52 weeks, the fiscal year ended December 29, 2007 (“2007”) included 52 weeks and the fiscal year ended January 3, 2009 (“2008”) included 53 weeks.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. The accounting estimates that require our most significant, difficult and subjective judgments include:
▪	the valuation of available-for-sale investments and the determination of other-than-temporary impairments;

▪	the assessment of recoverability of long-lived assets;

▪	the share-based compensation expense;

▪	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions); and

▪	the valuation of inventory.
     The actual results that we experience may differ materially from our estimates.
Major Customers and Concentration of Credit Risk
     We primarily sell our products to large hospitals and distributors. No customer accounted for more than 10% of total product sales in fiscal year 2008, 2007 or 2006. No customer had an accounts receivable balance greater than 10% of total accounts receivable at the end of fiscal year 2008 or 2007.
     Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents, short and long-term investments, and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Investments in municipal bonds and auction rate securities, backed by U.S Government or private insurers, are subject to credit risk, however, we invest in high-grade instruments and limit our exposure to any one issuer. In addition, we have recorded an impairment loss on our auction rate securities. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to large hospitals and distributors. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and generally collateral is not required. To date, credit losses have not been significant; however, we maintain allowances for potential credit losses.

Certain Risks and Uncertainties
     We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on our future financial position or results of operations: counterparty credit risk in the current market environment; the ability to receive and maintain U.S. Food and Drug Administration (“FDA”), and foreign regulatory authorities approval to manufacture, market and sell our products; our ability to adequately and timely address issues raised by the FDA inspections; the ability to direct and manage current and future growth, including the growth of the number of Destination Therapy (“DT”) procedures performed; physician acceptance of our current or future products; our reliance on specialized suppliers; the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, including the ability to obtain timely deliveries of parts from suppliers; our ability to identify and correct quality issues in a timely manner and at a reasonable cost; new product development and introduction, including FDA approval and market receptiveness; the ability to protect our proprietary technologies or an infringement by us of others’ patents; the number of heart transplants conducted; any reduction in the number of medical procedures requiring certain types of blood monitoring; our dependence upon distributors and any changes made to our method of distribution; competition from other products; worldwide demand for circulatory support and graft products and blood coagulation testing and skin incision devices and the management of risks inherent in selling in foreign countries; foreign currency fluctuations; the long and variable sales and deployment cycle of our ventricular assist device (“VAD”) products; the willingness of third party payors to cover and provide appropriate levels of reimbursement for our products; our subordinated convertible notes, their repayment and potential related dilution from conversion; the ability to realize the full value of our intangible assets; product liability or other claims; the ability to attract and retain talented employees; stock price volatility due to general economic conditions or future issuances and sales of our stock; the integration of any current and future acquisitions of companies or technologies; the occurrence of catastrophic disasters; the ability to achieve and maintain profitability; claims relating to the handling, storage or disposal of hazardous chemicals and biomaterials; changes in legal and accounting regulations and standards; changes in tax regulations; and limitations on potential acquisitions and stock pricing.
Cash and Cash Equivalents
     Cash equivalents are defined as short-term, highly liquid investments with maturities of 90 days or less at the time of purchase.
Investments
     Investments classified as short-term available-for-sale are reported at fair value based upon quoted market prices and consist primarily of corporate and municipal bonds, and U.S. government obligations. Investments with maturities beyond one year are classified as short-term, since they are available and intended for use in current operations.
     For all investments, temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income. We have determined that the investments had no impairments that were classified as other-than-temporary. The specific identification method is used to determine realized gains and losses on investments.

Fair Value of Financial Instruments
     Financial instruments include cash and cash equivalents, short-term available-for-sale investments, and long-term investments, customer receivables, accounts payable, senior subordinated convertible notes and certain other accrued liabilities.
     The fair values of short-term available-for-sale, long-term investments and senior subordinated convertible notes are assessed using guidance from SFAS No.157, Fair Value Measurements, are based on the observability of the inputs used in the valuation of such assets and liabilities, and ranked such fair values according to the following fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market based inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data which require significant management judgment or estimation.
     In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, we calculate the fair value of our assets and liabilities that qualify as financial instruments.
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
Capitalized Software Costs for Internal Use
     Costs of computer software developed or obtained for internal use are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized computer software costs consist of purchased software licenses, implementation costs and consulting for certain projects that qualify for capitalization. We expense costs related to preliminary project assessment, research and development, re-engineering, training and application maintenance as incurred. Our ITC division capitalized a new enterprise resource planning software system (“ERP System”) in fiscal 2006 with capitalized costs of $1.9 million. All capitalized software costs are depreciated on a straight-line method over eight years after being placed in service. Depreciation expense for the ERP System and financial reporting system in fiscal 2008 and 2007 was $0.6 million and $0.3 million, respectively.
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

Goodwill
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. We completed an impairment test of goodwill as required by SFAS No. 142. Upon completion of our impairment tests at the end of fiscal 2008, we determined that goodwill was not impaired.
Deferred Compensation Plan
     We established a non-qualified, unfunded deferred compensation plan for certain management employees and our Board of Directors. Amounts deferred and contributed under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. The liability for compensation deferred under this plan was $1.4 million and $1.8 million at January 3, 2009 and December 29, 2007, respectively, and is included in “Other long-term” on our consolidated balance sheets. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with an investment that offsets a substantial portion of the Company’s exposure. The cash value of the investment vehicle, which includes funding for future deferrals, was $1.7 million and $2.2 million for the fiscal years ended 2008 and 2007, and is included in “Other assets” on our consolidated balance sheets.
Debt Issuance Costs
     Costs incurred in connection with the issuance of our senior subordinated convertible notes have been capitalized and are included in other assets on the consolidated balance sheet. These costs are amortized using the effective interest method until May 2011, the point at which we can redeem the debt, and such amortization expense is reflected in “Interest expense” on the consolidated statements of operations.
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
Revenue Recognition and Product Warranty
     We recognize revenue from product sales of our Cardiovascular and ITC divisions when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Sales to distributors are recorded when title transfers upon shipment. One distributor has certain limited product return rights. Other distributors have certain rights of return upon termination of their distribution agreement. A reserve for sales returns is recorded for these customers applying reasonable estimates of product returns based upon significant historical experience in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists. No other direct sales customers or distributors have return rights.
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
     We also rent certain medical devices to customers on a month-to-month or as-used basis. Rental income is based on utilization and is included in product sales as earned. Included in product sales for fiscal 2008, 2007 and 2006 are $9.2 million, $7.3 million and $7.4 million, respectively, of income earned from the rental of these medical devices.

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

	Balance	Charges to		Balance
	Beginning	Costs and	Warranty	End
	of Year	Expenses	Expenditures	of Year
	( in thousands)
Fiscal year ended 2008	$1,006	$1,925	$(1,860)	$1,071
Fiscal year ended 2007	$1,032	$634	$(660)	$1,006
Fiscal year ended 2006	$1,073	$756	$(797)	$1,032
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
     During the fourth quarter of 2006, we expensed previously capitalized assets of $1.6 million related to HeartMate III.
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
     In connection with our acquisition of Avox on October 3, 2006, we recorded $1.1 million related to purchased in-process research and development expenses for the year ended December 30, 2006. There were no purchased in-process research and development expenses for the year ended January 3, 2009 or December 29, 2007.
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
     Under the modified prospective transition method, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Additionally, compensation cost recognized in 2006, 2007 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as adjusted for forfeiture rates, and compensation cost for all share-based payments granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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
     We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, on December 31, 2006, as a result of which our tax positions are now evaluated for recognition using a more-likely-than-not threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As a result of adopting FIN 48, we reported a cumulative-effect adjustment of $0.5 million which increased our December 31, 2006 accumulated deficit balance.
     We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, settled and effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
     See Note 14, “Taxes on Income” for further information on our tax position.
Net Income Per Share
     Basic net income per share is computed using the weighted average number of common shares outstanding for each respective year. Diluted net income per share amounts reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the years presented unless the inclusion would have had an anti-dilutive effect for the full year.
Other Comprehensive Income
     Other comprehensive income includes unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments.
Letter of Credit
     We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. Unless terminated by one of the parties, the Letter of Credit automatically renews on June 30 of each year. At January 3, 2009, our Letter of Credit balance was approximately $850,000.
Recently Issued Accounting Standards
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Statement Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of January 3, 2009. FSP No. 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP No. 157-3, during our fiscal year 2008, did not have a material impact on our consolidated results of operations or financial condition.

     In June 2008, the FASB Issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The implementation of this standard will not have a material impact to our earnings per share calculation.
     In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements upon conversion. FSP APB 14-1, will impact the accounting associated with our senior subordinated convertible notes recorded at a book value of $143.8 million. FSP APB 14-1 requires the issuer to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. The FSP will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP APB 14-1 will be applied retrospectively to all periods presented and will be recognized as of the beginning of the first quarter of 2009. An offsetting adjustment will be made to the opening balance of retained earnings for that period beginning the first period presented.
     FSP APB 14-1 requires the residual between the proceeds and the fair value of the liability component to be recorded as equity at the time of issuance. Additionally the pronouncement requires transactions costs to be allocated on the same percentage as the liability and equity components. The impact to the financial statements at the time of adopting FSP APB 14-1 will increase “Total Shareholders’ Equity” by $11.7 million (increase “Additional paid-in-capital” by $29.2 million offset by an increase in “Accumulated deficit” by $17.5 million), increase “Deferred tax liability” by $7.8 million and increase “Long- term debt” by $19.5 million.
     The adoption of FSP APB 14-1 will not affect our cash flow, however it will impact our results of operations by increasing interest expense associated with our senior subordinated convertible notes by adding a non-cash component to amortize a debt discount calculated based on the difference between cash coupon (2.375% per year) of the senior subordinated convertible notes and the estimated debt borrowing rate (9% per year). The impact to net income as a result of amortizing the non-cash debt discount, net of expected income tax benefit and earnings per share basic and diluted is as follows:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands, except per share data)
(Decrease) in net income (loss)	$(4,375)	$(3,972)	$(3,544)

(Decrease) in net income (loss) per share:
Basic	$(0.08)	$(0.07)	$(0.07)

Diluted	$(0.07)	$(0.07)	$(0.07)

Shares used to compute per share amounts:
Basic	55,097	53,493	52,155
Diluted	56,196	53,493	53,270
     In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this SFAS No. 162 will not have a material impact to our consolidated financial position and consolidated results of operations.

     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The implementation of this standard will not have a material impact to our consolidated financial position and consolidated results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The implementation of SFAS No. 160 will not have a material impact to our consolidated financial position and consolidated results of operations when we adopt SFAS No. 160 at the beginning of our fiscal year 2009.
2. Investments
     Our investment portfolio is comprised of short-term and long-term investments. Investments classified as short-term available-for-sale consist primarily of municipal bonds, and U.S. government obligations with callable bond features. Investments classified as long-term available-for-sale consist primarily of auction rate securities, whose underlying assets are student loans.
     Our investments in available-for-sale securities are recorded at estimated fair value on our financial statements, and the temporary differences between cost and estimated fair value are presented as a separate component of accumulated other comprehensive income.
     As of January 3, 2009, we had unrealized gains from our investment in municipal bonds of $1.7 million and unrealized losses from our auction rate securities of $7.2 million. A realized loss on the auction rate securities was not recorded because the impairment is not other-than-temporary.

     The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments for fiscal 2008 and 2007 by major security type are as follows:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	(in thousands)
As of Fiscal Year End 2008:
Short-term investments:
Municipal bonds	$139,931	$1,667	$141,598

Long-term investments:
Auction rate securities	$37,200	$(7,241)	$29,959

As of Fiscal Year End 2007:
Short-term investments:
Municipal bonds	$134,794	$517	$135,311
Auction rate securities	62,350	—	62,350

	$197,144	$517	$197,661

     The contractual maturities of our available-for-sale investments are as follows:

	Amortized	Fair
	Cost	Value
	(in thousands)
As of Fiscal Year End 2008:
Maturing within one year	$55,552	$56,093
Due after one year through two years	84,379	85,505

Short-term available-for sale investments	139,931	141,598
Auction rate securities maturing within five years or greater	37,200	29,959

	$177,131	$171,557

As of Fiscal Year End 2007:
Maturing within one year	$83,857	$84,011
Auction rate securities maturing within one year	62,350	62,350
Due after one year through two years	50,937	51,300

	$197,144	$197,661

     As of January 3, 2009 we owned approximately $37.2 million of auction rate securities. The assets underlying these investments are student loans which are AAA or AA rated, and backed by the U.S. government under the Federal Family Education Loan Program or private insurers. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to 365 days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, or these securities are called for redemption. Therefore, our auction rate securities are classified as long-term and are valued at $30.0 million using significant unobservable inputs.
     As a result of these auction failures, these auction rate securities do not have a readily determinable market value. To estimate their fair values at January 3, 2009, we used a discounted cash flow model based on estimated interest rates, the present value of future principal and interest payments are discounted at rates considered to reflect current market conditions, and the credit quality of the underlying securities. Specifically, we estimated the future cash flows over a five year period, and applied a credit default rate to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market. As a result of feedback from outside consultants, and government activities including recent settlement agreements, our assumption on the expected recovery period of seven years at September 28, 2008 was modified to five years at January 3, 2009. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our auction rate securities in estimating fair values.

     We review impairments associated with our marketable securities to determine the classification of the impairment as “temporary” or “other-than-temporary” in accordance with FASB Staff Position 115-1 and FAS No. 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments. A temporary impairment charge results in an unrealized loss being recorded in other comprehensive income, a component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As of January 3, 2009, we believe that all impairments related to auction rate securities investments are temporary. The factors evaluated to differentiate between temporary and other-than-temporary include our projected future cash flows, credit ratings, and assessment of the credit quality of the underlying collateral. The recent auction failures may limit our future ability to liquidate these investments. We intend and have the ability to hold these auction rate securities until the market recovers or until maturity. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.
3. Fair Value Measurement
     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, on December 30, 2007 to measure the fair value of certain of our financial assets and financial liabilities required to be measured on a recurring basis. We valued our financial assets and financial liabilities based on the observability of the inputs used in the valuation of such assets and liabilities, and ranked such fair values according to the following fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried or disclosed at fair value will be classified and disclosed in one of the following three categories:

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
     The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	As of January 3, 2009
	Assets and
	liabilities			Significant
	measured at		Quoted prices in	other	Significant
	carrying	Total	active markets for	observable	unobservable
	value	fair value	identical assets	inputs	inputs
			(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Short term investments — municipal bonds	$141,598	$141,598	$—	$141,598	$—
Long term investments — auction rate securities	37,200	29,959	—	—	29,959
Convertible debenture with Levitronix LLC (fair value for purposes of disclosure in Note 8)	5,711	4,200	—	—	4,200
Liabilities
Mark to market on foreign exchange instruments (Note 4)	73	73	—	73	—
Make-whole provision (Note 10)	46	46	—	—	46
Senior subordinated convertible notes (fair value for purposes of disclosure in Note 10)	$143,750	$215,880	$—	$215,880	$—
     Assets measured at fair value, on a recurring basis using significant unobservable Level 3 inputs consist of securities with an auction reset feature (“auction rate securities”) whose underlying assets are student loans issued by various tax-exempt state agencies, most of which are supported by federal government guarantees and some of which are supported by private insurers. In addition, we are using significant unobservable Level 3 inputs for our disclosure of the fair value of our convertible debenture with Levitronix LLC (“Levitronix”).

     The following table provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant unobservable inputs (level 3):

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Auction
	Rate	Other Long	Other Long
	Securities	Term Assets	Term Liabilities
	(in thousands)
Balance at December 29, 2007	$—	$5,000	$96
Transfer to Level 3	46,050	—	—
Settlements at par	(8,850)	—	—
Unrealized holding loss, included in interest income and other	—	—	(50)
Unrealized holding loss, included in other comprehensive income	(7,241)	—	—
Unrealized holding loss, for disclosure purposes only	—	(800)	—

Balance at January 3, 2009	$29,959	$4,200	$46

     We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive income or other-than-temporary impairment charges to the consolidated statement of operation in future periods.
4. Foreign Exchange Instruments
     We use forward foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our U.K. subsidiary’s consolidated balance sheet that are not denominated in U.K. pounds). Our contracts typically have maturities of three months or less.
     Our forward foreign currency contracts qualify as derivatives under SFAS No. 133 Accounting for Derivative Instrument and Hedging Activities and we valued these contracts at the estimated fair value at each balance sheet date. The change in fair value of the forward currency contracts is included in “Interest income and other,” and offsets the foreign currency exchange gains and losses in the consolidated statement of operations. The impacts of these foreign currency contracts are:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Foreign currency exchange (loss) on foreign currency contracts	$(1,984)	$(702)	$(231)
Foreign currency exchange gain on foreign translation adjustments	2,057	1,049	330
     As of January 3, 2009, we had forward contracts to sell euros with a notional value of €7.1 million and purchase U.K. pounds with a notional value of £4.7 million, and as of December 29, 2007, we had forward contracts to sell euros with a notional value of €7.3 million and purchase U.K. pounds with a notional value of £3.7 million. As of January 3, 2009, our forward contracts had an average exchange rate of one U.S. dollar to 0.6975 euros and one U.S. dollar to 0.6490 U.K. pounds. As of January 3, 2009, the estimated fair value of these foreign currency contracts was $0.1 million.

5. Inventories
     Inventories consisted of the following:

	As of Fiscal Years Ended
	2008	2007
	(in thousands)
Finished goods	$24,373	$20,732
Work-in-process	9,174	10,053
Raw materials	27,826	24,150

Total	$61,373	$54,935

6. Purchased Intangible Assets and Goodwill
     The carrying amount of goodwill was $99.3 million as of January 3, 2009 and $98.4 million as of December 29, 2007. The components of goodwill at January 3, 2009 were $95.0 million attributable to the Cardiovascular division and $4.3 million to the ITC acquisition of the outstanding common shares of privately held A-VOX Systems, Inc. (“Avox”).
     The changes in the carrying amount of goodwill were as follows:

	As of Fiscal Years Ended
	2008	2007
	(in thousands)
Balance at the beginning of the fiscal year	$98,368	$98,494
Adjustment for Avox acquisition	—	(126)
Adjustment for the acquisition related to the Cardiovascular division	919	—

Balance as of the end of the fiscal year	$99,287	$98,368

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
     In February 2001, we merged with Thermo Cardiosystems, Inc. (“TCA”). Prior to the merger with TCA (the “Merger”), TCA was a subsidiary of Thermo Electron Corporation (“TCI”). The components of identifiable intangible assets related to the Merger include: patents and trademarks, core technology (Thoralon, our proprietary bio-material), and developed technology (patented technology, other than core technology, acquired in the Merger). The components of intangible assets related to the October 2006 Avox acquisition include: patents and trademarks, developed technology, and customer and distributor relationships and other. The combined components are included in purchased intangibles on the consolidated balance sheets as follows:

	As of Fiscal Year Ended 2008
	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount
	(in thousands)
Patents and trademarks	$38,515	$(28,803)	$9,712
Core technology	37,485	(13,765)	23,720
Developed technology	125,742	(51,098)	74,644
Customer and distributor relationships and other	897	(389)	508

Total purchased intangible assets	$202,639	$(94,055)	$108,584

	As of Fiscal Year Ended 2007
	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount
	(in thousands)
Patents and trademarks	$38,515	$(25,086)	$13,429
Core technology	37,485	(11,793)	25,692
Developed technology	125,742	(43,748)	81,994
Customer and distributor relationships and other	897	(245)	652

Total purchased intangible assets	$202,639	$(80,872)	$121,767

     Amortization expense related to identifiable intangible assets for fiscal 2008, 2007 and 2006 was $13.2 million, $12.6 million and $12.1 million, respectively. The estimated fair values of assets and liabilities were determined using the income approach for valuation of intangibles, which projects the associated revenues, expenses and cash flows attributable to the customer base, and the market value approach for valuation of other assets and liabilities, which considers the price at which comparable assets have been or are being purchased.
     Patents and trademarks have useful lives ranging from one to fifteen years, core and developed technology assets have useful lives ranging from two to thirteen years and customer and distributor relationships and other have useful lives ranging one to six years. In 2007, we changed our estimate of the useful life of certain of our patents.
Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Fiscal year:	(in thousands)
2009	$10,627
2010	10,236
2011	9,337
2012	9,114
2013	8,720
Thereafter	60,550

Total	$108,584

7. Property, Plant and Equipment
     Property, plant and equipment consisted of the following:

	As of Fiscal Years Ended
	2008	2007
	(in thousands)
Land, building and improvements	$16,135	$16,135
Equipment and capitalized software	68,029	61,886
Furniture and leasehold improvements	27,424	22,804

Total	111,588	100,825
Less accumulated depreciation	(61,450)	(54,348)

	$50,138	$46,477

     Depreciation expense in fiscal years 2008, 2007 and 2006 was $10.5 million, $9.3 million and $8.2 million, respectively.

8. Other Assets
     On August 23, 2006, we purchased a $5.0 million convertible debenture from Levitronix, a company with which we have a distribution arrangement to sell Levitronix products. The convertible debenture is a long-term note receivable with an annual interest rate of 5.7%, to be accrued monthly and at the option of Levitronix, paid in cash or in-kind semi-annually on February 23 and August 23 until its maturity on August 23, 2013. We may convert the debenture at any time at our option into membership interests of Levitronix at a conversion price of $4.2857, which may be adjusted as a result of certain corporate events. This conversion feature is not an embedded derivative under SFAS No. 133 because the membership interests of the issuer are not readily convertible to cash. If we had converted the debenture as of January 3, 2009, our ownership in Levitronix would have been less than 5%.
     As of January 3, 2009, the convertible debenture of $5.0 million plus accrued interest of $0.7 million was included in “Other assets” on our consolidated balance sheet. The fair value of the convertible debenture, based on a discounted cash flows valuation approach, was $4.2 million.
9. Commitments and Contingencies
Legal Proceedings
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
Leases
     We lease manufacturing, office and research facilities and equipment under various operating lease agreements. Future minimum lease payments as of the end of 2008 are as follows:

Fiscal year:	(in thousands)
2009	$3,111
2010	3,391
2011	3,427
2012	3,346
2013	3,285
Thereafter	13,374

Total	$29,934

     Rent expense for all operating leases was $3.2 million in 2008, $3.0 million in 2007 and $2.7 million in 2006.
Commitments
     We had purchase order commitments, including both supply and inventory related agreements, totaling approximately $90.3 million and $36.2 million as of the end of 2008 and 2007, respectively.

10. Long-Term Debt
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The convertible notes were sold to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. A portion of the proceeds were used to repurchase 4.2 million shares of our outstanding common stock for $60 million. The balance of the proceeds has been and will be used for general corporate purposes, which may include additional stock repurchases, strategic investments or acquisitions. The principal amount of the convertible notes at maturity is $247.4 million offset by the original issue discount of $103.7 million and net debt issuance costs of $4.3 million, equaling net proceeds of $139.4 million.
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
     The deferred debt issuance costs of $1.4 million, net of $2.9 million in amortization, are included in “Other assets” on the consolidated balance sheet as of January 3, 2009. The deferred debt issuance costs are amortized using the effective interest method until May 2011 at which point the Company can redeem the debt. These charges are included in “Interest expense” on our consolidated statements of operations.
     Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.462 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes. As of January 3, 2009, no notes had been converted or called.
     Holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if we experience a change in control or a termination of trading of our common stock each holder may require us to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, a make-whole premium. This premium is considered an embedded derivative under SFAS No. 133 and has been bifurcated from the senior subordinated convertible notes and recorded at its estimated fair value, $0.05 million at January 3, 2009. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, the Company’s stock price, volatility of the Company’s stock, the probability of our being acquired and the probability of the type of consideration used by a potential acquirer.
     We may redeem either in whole or in part, any of the senior subordinated convertible notes at any time beginning May 16, 2011, by giving the holders at least 30 days notice, either in whole or in part at a redemption price equal to the sum of the issue price and the accrued original issue discount.
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
     The aggregate fair value of the senior subordinated convertible notes at January 3, 2009 was $215.9 million.

11. Share-Based Compensation
     Effective January 1, 2006 we adopted SFAS No. 123(R), utilizing the modified prospective transition method. Under the modified prospective transition method, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006, 2007 and 2008 that are subsequently modified, repurchased or cancelled based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) as adjusted for estimated forfeiture rates. Additionally, compensation cost recognized in 2006 includes compensation cost for all share-based payment awards prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for forfeiture rates.
     Share-based compensation expense is measured based on the grant-date fair value of the share-based awards. We recognize share-based compensation expense for the portion of the award that will ultimately be expected to vest over the requisite service period (generally the vesting term) for those awards with graded vesting and service conditions. We develop an estimate of the number of share-based awards, which will ultimately vest primarily based on historical experience. The estimated forfeiture rate is re-assessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests.
     Share-based compensation has been classified in the income statement or capitalized on the balance sheet in the same manner as compensation that is paid to our employees. Share-based compensation expense for the fiscal year ending 2008, 2007 and 2006 was $10.9 million, $11.4 million and $9.1 million, respectively.

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands, except per share data)
Cost of product sales	$1,749	$1,598	$1,000
Selling, general and administrative	6,491	7,232	5,877
Research and development	2,626	2,584	2,251

Total share-based compensation expense before tax	10,866	11,414	9,128
Tax benefit for share-based compensation expense	4,351	3,525	1,757

Total share-based compensation expense (net of taxes)	$6,515	$7,889	$7,371

     Share-based compensation expense of $0.4 million and $0.7 million was capitalized to inventory as of January 3, 2009 and December 29, 2007, respectively.
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), our consolidated statements of cash flows presentation reports the excess tax benefits from the exercise of stock options as financing cash flows of $4.5 million, $2.0 million and $1.8 million for fiscal years ending 2008, 2007 and 2006, respectively.
     Cash proceeds from the exercise of stock options were $22.9 million and cash proceeds from our employee stock purchase plan were $2.1 million for the fiscal year ended January 3, 2009. Cash proceeds from the exercise of stock options were $14.0 million and cash proceeds from our employee stock purchase plan were $2.0 million for the fiscal year ended December 29, 2007. Cash proceeds from the exercise of stock options were $13.4 million and cash proceeds from our employee stock purchase plan were $1.7 million for the fiscal year ended December 30, 2006. The actual income tax benefit realized from stock option exercises was $6.9 million, $3.3 million and $2.8 million for the fiscal years in 2008, 2007 and 2006, respectively.
Equity Plans
     In 1996, the Board of Directors and our shareholders approved the 1996 Stock Option Plan (“1996 SOP”) and the 1996 Non-employee Directors Stock Option Plan (“Directors Option Plan”). The Directors Option Plan was amended by the Board of Directors in November 1996, amended again by approval of our shareholders in May 1997, amended again by approval of our shareholders in May 1999, amended again by the Board of Directors in February 2003, amended again by approval of our shareholders in May 2003, and amended again by the Board of Directors in October 2003. The 1996 SOP permitted us to grant options to purchase up to 500,000 shares of common stock. This plan expired in February 2006. The Directors Option Plan expired in February 2006 and no options were granted under the Directors Option Plan in 2008.

     In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“1997 SOP”). The 1997 SOP was amended by approval of our shareholders in February 2001, amended by the Board of Directors in December 2001, amended again by approval of our shareholders in May 2003, and amended again by the Board of Directors in March 2006. The 1997 SOP allowed us to grant up to a total of 13.7 million shares of common stock in the form of stock options, restricted stock awards, and stock bonuses. This plan expired in May 2006 and no options were granted under the 1997 SOP in 2008.
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”), in May 2006 the 2006 Plan was amended by the Board of Directors and approved by our shareholders and in May 2008 the 2006 Plan was amended by the Board of Directors and approved by our shareholders. The 2006 Plan allows us to grant to employees and directors of, and consultants to, the Company up to a total of 5.4 million shares of stock. Each share issued from and after May 20, 2008 as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses, or performance share units reduces the number of shares available for issuance under the 2006 Plan by one and seventy-four hundredths (1.74) shares, and each share issued as stock options, restricted stock purchases or stock appreciation rights reduces the shares available for issuance under the 2006 Plan on a share-for-share basis. During the fiscal year ended January 3, 2009, approximately 381,600 options were granted under the 2006 Plan at an exercise price equal to the fair market value on the date of grant, and approximately 511,500 shares of restricted stock and restricted stock units were granted under the 2006 Plan. At January 3, 2009, 3.2 million shares remained available for grant under the 2006 Plan.
Stock Options
     Upon approval in May 2006, the 2006 Plan replaced our previous common stock option plans and equity incentive plans. At January 3, 2009, we had options outstanding under the 2006 Plan and the replaced plans. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Vesting on options granted to officers will be accelerated in certain circumstances following a change in control of the Company.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Fiscal Years Ended
	2008	2007	2006
Risk-free interest rate	3.25%	4.79%	4.54%
Expected volatility	40%	40%	40%
Expected option life	5.08-6.07 years	5.08-6.05 years	3.85-5.24 years
Dividends	None	None	None
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options represents the period of time that options are expected to be outstanding. We use separate assumptions for groups of employees (for example, officers) that have similar historical exercise behavior. The range above reflects the expected option impact of these separate groups. We base the expected volatility on historical volatility trends, because we have determined that the historical volatility trends are reflective of market conditions.
     At January 3, 2009, there was $3.1 million of unrecognized compensation expense related to stock options which expense we expect to recognize over a weighted average period of 1.11 years. The aggregate intrinsic value of in-the-money options outstanding was $66.7 million, based on the closing price of the Company’s common stock on January 2, 2009, the last trading day in the fiscal year ended January 3, 2009, of $32.02, and the aggregate intrinsic value of options exercisable was $46.6 million. The intrinsic value of options exercised was $20.7 million, $9.1 million and $6.5 million for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. The intrinsic value of options vested and expected to vest was $64.7 million, for the fiscal year ended January 3, 2009.

     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding at fiscal year end 2005 (3,574 exercisable at $12.64 weighted average price per share)	6,445	$12.80	5.91

Granted	1,625	20.72
Cancelled and expired	(406)	15.50
Exercised	(1,079)	12.46

Outstanding at fiscal year end 2006 (4,064 exercisable at $12.75 weighted average price per share)	6,585	$14.65	6.74

Granted	583	18.32
Cancelled and expired	(242)	17.70
Exercised	(1,178)	11.91

Outstanding at fiscal year end 2007 (3,940 exercisable at $13.72 weighted average price per share)	5,748	$15.46	6.19

Granted	382	14.98
Cancelled and expired	(104)	18.76
Exercised	(1,768)	12.96

Outstanding at fiscal year end 2008 (2,775 exercisable at $15.23 weighted average price per share)	4,259	$16.37	5.98

Outstanding options vested at fiscal year end 2008 and expected to vest	4,123	$16.33	5.91

     The weighted average grant-date fair value of options granted during the fiscal years 2008, 2007 and 2006 was $6.44 per share, $8.12 per share and $8.12 per share, respectively.
     Options outstanding as of January 3, 2009 are summarized as follows:

	Options Outstanding
	(in thousands, except contractual life and exercise price)
		Weighted		Options Exercisable
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price	Number	Contractual Life	Exercise	Number	Exercise
Range	Outstanding	(In Years)	Price	Outstanding	Price
$5.50 — $11.97	458	3.26	$9.69	453	$9.68
11.98 — 12.45	684	5.21	12.44	684	12.44
12.61 — 14.97	722	6.99	14.49	316	13.98
14.98 — 15.75	482	3.62	15.70	453	15.71
15.88 — 17.84	256	6.36	16.69	180	16.54
17.91 — 17.91	440	8.11	17.91	96	17.91
18.01 — 20.17	91	6.67	19.27	47	19.23
20.34 — 20.34	547	7.13	20.34	237	20.34
20.60 — 23.62	475	7.08	23.12	241	23.07
23.64 — 33.05	104	5.45	26.25	68	27.39

	4,259	5.98	16.37	2,775	15.23

Weighted average remaining contract life for options exercisable was 4.94 years.
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

     Share-based compensation expense related to these restricted stock grants was $5.4 million for the fiscal year ended January 3, 2009. As of January 3, 2009, we had $10.0 million of unrecognized compensation expense related to these restricted stock awards, which amount we expect to recognize over 2.5 years. The weighted average fair value of the shares granted during the fiscal year ended January 3, 2009 was $7.7 million.
     Restricted stock award activity is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at December 31, 2005	150	$14.89
Granted	448	18.03
Vested	(157)	15.89
Forfeited or expired	(19)	19.90

Outstanding unvested restricted stock at December 30, 2006	422	17.63
Granted	570	18.39
Vested	(165)	16.93
Forfeited or expired	(59)	18.31

Outstanding unvested restricted stock at December 29, 2007	768	18.29
Granted	496	15.41
Vested	(231)	18.40
Forfeited or expired	(50)	17.90

Outstanding unvested restricted stock at January 3, 2009	983	$16.83

Restricted Stock Units
     During fiscal 2008, we granted restricted stock units to certain of our non-U.S. employees under the 2006 Plan. As of January 3, 2009, we had $0.2 million of unrecognized compensation expense associated with these restricted stock unit awards. The aggregate intrinsic value of the units outstanding, based on the Company’s stock price on January 3, 2009 was $0.9 million.
     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	(in years)
Outstanding units at December 31, 2005	—	$—	—
Granted	10	19.08
Released	—	—
Forfeited or expired	—	—

Outstanding units at December 30, 2006	10	$19.08	1.74
Granted	15	18.27
Released	(3)	19.10
Forfeited or expired	(1)	18.14

Outstanding units at December 29, 2007	21	$18.58	2.82
Granted	15	15.00
Released	(7)	18.68
Forfeited or expired	(1)	18.05

Outstanding units at January 3, 2009	28	$16.66	2.46

Employee Stock Purchase Plan
     In May 2002, our shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock was reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1 of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on each of March 1, 2006 and March 1, 2008; our Board of Directors specified no increase as of March 1, 2007. Eligible employees may purchase over six month periods, a limited number of shares of the Company’s common stock at 85% of the lower of the market value on the offering date (the first day of the six month period) or the market value on the purchase date (the last date of the six month period). During the fiscal year ended January 3, 2009, approximately 150,000 shares of common stock were issued under the ESPP. As of January 3, 2009, approximately 182,000 shares remained available for issuance under this plan.

     The estimated subscription date fair value of the current offering under the ESPP for fiscal years 2008, 2007 and 2006 was approximately $0.5 million, $0.3 million, and $0.9 million respectively, using the Black-Scholes option pricing model and the following assumptions:

	For the Fiscal Years Ended
	2008	2007	2006
Risk-free interest rate	1.07%	4.80%	4.83%
Expected volatility	60%	40%	40%
Expected option life	0.50 years	0.50 years	0.50 years
Dividends	None	None	None
     At January 3, 2009, there was approximately $0.3 million of unrecognized compensation expense related to ESPP subscriptions that began on November 1, 2008, which amount we expect to recognize during the first four months of 2009.
12. Common and Preferred Stock
     We have authorized 100 million shares of no par common stock, and 2.5 million shares of no par preferred stock, of which 540,541 shares have been designated Series A, 500,000 shares have been designated Series B and 100,000 shares have been designated Series RP.
     Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common stock, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2007 as a $20 million program. No shares of our common stock were repurchased under our publicly announced repurchase programs during the fiscal year ended January 3, 2009. All repurchased shares have been retired and are not included in net income per common share. As of January 3, 2009, we have $10.1 million remaining on our share repurchase programs.
     The Series A preferred stock is entitled to cumulative annual dividends of $1.30 per share and has a liquidation preference of $9.25 per share plus cumulative unpaid dividends. We may redeem the Series A preferred stock at any time for its liquidation preference. Each share of Series A preferred stock is convertible into one-third of a share of common stock, after adjusting for earned but unpaid dividends. At January 3, 2009, no shares of Series A preferred stock were outstanding.
     The Series B preferred stock is senior to the Series A in all preferences. Series B preferred stock is entitled to cumulative annual dividends of $0.96 per share and has a liquidation preference of $8.00 per share plus cumulative unpaid dividends. The Series B preferred stock is redeemable by us five years after its issuance for its liquidation preference. Each share of Series B preferred stock is convertible at any time into three and one-third shares of common stock and has certain anti-dilution provisions. Series B preferred shares vote on an as-converted basis. At January 3, 2009, no shares of Series B preferred stock were outstanding.
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
13. Retirement Savings Plans
     Substantially all of our full-time employees are eligible to participate in a 401(k) retirement savings plan (the “Retirement Plan”). Under the Retirement Plan, employees may elect to contribute up to 25% of their eligible compensation to the Retirement Plan with Thoratec making discretionary matching contributions, subject to certain IRS limitations. In each of fiscal 2008, 2007 and 2006, our matching contribution was 50%, up to the first 6% of eligible employee plan compensation. Employees vest in our matching contribution to the Retirement Plan at the rate of 25% per year, with full vesting after four years of service with us. In fiscal 2008, 2007 and 2006, we made contributions to the Retirement Plan of approximately $1.0 million, $1.0 million and $1.2 million, respectively.
     In 2004, we established a non-qualified, unfunded deferred compensation plan for certain management employees and our Board of Directors. Amounts deferred and contributed under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. The liability for compensation deferred under this plan was $1.4 million and $1.8 million at January 3, 2009 and December 29, 2007, respectively, and is included in “Other long-term liability” on our consolidated balance sheets. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with an investment that offsets a substantial portion of the Company’s exposure. The cash value of the investment, which includes funding for future deferrals, was $1.7 million at January 3, 2009 and $2.2 million at December 29, 2007, and is included in “Other assets” on our consolidated balance sheets.
14. Taxes on Income
     We account for income taxes using SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which taxes become payable.
     The provision for income tax expense (benefit) were as follows:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Current:
Federal	$11,578	$5,284	$116
State	3,192	1,968	747
Foreign	2,122	1,179	1,069

	16,892	8,431	1,932

Deferred:
Federal	(6,412)	(8,146)	(2,095)
State	(1,968)	(1,300)	(1,350)
Foreign	(207)	122	50

	(8,587)	(9,324)	(3,395)

Total income tax expense (benefit)	$8,305	$(893)	$(1,463)

     Income before taxes are generated from the following geographic areas:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Domestic	$24,935	$(1,619)	$(2,072)
Foreign	5,902	3,961	4,582

Income before income taxes	$30,837	$2,342	$2,510

     The provision for income tax benefit (expense) in the accompanying statements of operations differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% to income before taxes due to the following:

	For the Fiscal Years Ended
	2008		2007		2006
	(in thousands, except percentages)
U.S. federal statutory income tax expense	$10,793	35.0%	$820	35.0%	$878	35.0%
State income tax expense/(benefit), net of federal tax expense or benefit	169	0.5	(415)	(17.7)	(258)	(10.3)
Share-based compensation	(4)	(0.0)	910	38.9	1,657	66.0
Non-deductible expenses	527	1.7	291	12.5	258	10.3
Research and development credits	(1,097)	(3.6)	(436)	(18.6)	(399)	(15.9)
Foreign earnings permanently reinvested	(99)	(0.3)	(58)	(2.5)	(483)	(19.2)
Tax advantaged investment income	(2,575)	(8.4)	(2,560)	(109.3)	(1,606)	(64.0)
Return-to-provision true-up	(528)	(1.7)	552	23.6	(1,059)	(42.2)
ARB 51 true-up	—	—	—	—	(336)	(13.4)
In-process research and development	—	—	—	—	392	15.6
Extraterritorial income exclusion and other	(36)	(0.1)	—	—	(315)	(12.5)
Domestic production activities	(304)	(1.0)	(123)	(5.3)	(50)	(2.1)
Tax reserves	1,459	4.7	126	5.4	(142)	(5.6)

	$8,305	26.9%	$(893)	(38.0)%	$(1,463)	(58.3)%

     Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.
     Significant components of deferred tax assets and liabilities are as follows:

	As of Fiscal Years Ended
	2008	2007
	(in thousands)
Deferred tax assets:
Write-off of acquired technology	$376	$506
Reserves and accruals	3,119	3,964
Depreciation and amortization	1,746	1,543
Inventory basis difference	2,583	3,023
Share based compensation	5,170	3,651
Research and development	5,861	5,697
Net operating loss carryforwards	59	—
Unrealized investment gain/loss	2,229	—
Other, net	119	110

Total deferred tax assets	21,262	18,494

Deferred tax liabilities:
Purchased intangibles	(42,779)	(48,100)
Other, net	(9)	(211)

Total deferred tax liabilities	(42,788)	(48,311)

Net deferred tax liabilities	$(21,526)	$(29,817)

Reported As:
Net current deferred tax assets	$8,397	$6,077
Net long-term deferred tax assets (included in “Other long-term assets”)	1,362	59
Net long-term deferred tax liabilities	(31,285)	(35,953)

Net deferred tax liabilities	$(21,526)	$(29,817)

     At the end of 2008, we had available tax carryforwards as follows:
•	Federal alternative minimum tax credits of approximately $1.0 million which may be carried forward indefinitely.

•	Research and development tax credits for federal and state income tax purposes of approximately $4.2 million and $7.2 million, respectively. Federal research and development tax credit carryforwards expire from 2018 through 2027. State research and development tax credits generally carry-over indefinitely.

•	At the end of 2008 we had state net operating loss (“NOL”) carryforwards of approximately $1.6 million. If not utilized, the state NOLs will begin to expire in 2021 through 2025.
     We believe realization of all of our net deferred tax assets as of January 3, 2009 is more likely than not based on the future reversal of temporary tax differences and upon future taxable earnings exclusive of reversing temporary differences.
     We have utilized the “short-cut” method for purposes of determining our hypothetical stock option pool of excess tax benefits under SFAS No. 123(R). At January 3, 2009 the stock option pool of excess tax benefits was $11.9 million.
     The federal, state and foreign provisions do not reflect certain tax savings resulting from tax benefits associated with our various stock option plans. The savings were credited to additional paid-in-capital for $6.9 million, $3.3 million and $2.8 million in fiscal 2008, 2007 and 2006, respectively.
     We provide U.S. income taxes on the earnings of foreign subsidiaries unless such earnings are considered permanently reinvested in their respective foreign jurisdictions. At January 3, 2009 the cumulative earnings on which U.S. income taxes have not been provided were approximately $7.5 million. A determination of the potential deferred tax liability which would result from these earnings is not practicable at this time. Foreign earnings were considered to be permanently reinvested in operations outside the United States through 2008.
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
     On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed into law. This bill, among other things, retroactively extended the expired federal research and development tax credit for 2008. As a result, we recorded a tax benefit of approximately $0.7 million in the fourth quarter of 2008 to account for the retroactive effects associated with the prior three quarters as well as benefits accrued in the fourth quarter.
     We adopted FIN 48 on December 31, 2006. Under FIN 48, tax positions are evaluated for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits, which increased the December 31, 2006 accumulated deficit balance by approximately $0.5 million.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Fiscal Years Ended
	2008	2007
	(in thousands)
Balance at beginning of fiscal year	$6,853	$9,300
Additions based on tax positions related to the current year	725	445
Additions for tax positions, related to prior years	1,406	264
Reductions for tax positions, related to prior years	(29)	(2,627)
Settlements	(9)	(527)
Reductions for statute of limitations lapses	(86)	(2)

Balance at end of fiscal year	$8,860	$6,853

     Included in the unrecognized tax benefits balance at January 3, 2009, was $4.5 million and at December 29, 2008 was $2.5 million if recognized, would impact our effective tax rate.
     Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense. During the year ended January 3, 2009, we recognized approximately $0.1 million and none in interest and penalties, respectively, in our statement of operations. We had accrued approximately $0.6 million and $0.2 million for the payment of interest and penalties, respectively, in our consolidated balance sheet as of January 3, 2009.
     We accrued approximately $0.5 million and $0.1 million for the payment of interest and penalties, respectively, in our consolidated balance sheet as of December 29, 2007.
     We file tax returns in the U.S., U.K., California, New Jersey and other jurisdictions. In general, the years 2005 through 2008 remain open to examination for U.S. purposes, 2006 through 2008 for U.K. purposes, and 2004 through 2008 for California and New Jersey purposes. In 2009, it is reasonably possible that we will settle existing audits, close certain years to examination under the relevant statute of limitations or reserve additional amounts for tax positions taken throughout the year. This may further decrease our liability for unrecognized tax benefits by approximately $1.4 million. Substantially all of this decrease would result from the settlement of outstanding audits.
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
Business segments:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Product sales:
Cardiovascular	$214,976	$144,220	$133,710
ITC	98,588	90,560	80,423

Total product sales	$313,564	$234,780	$214,133

Income (loss) before taxes:
Cardiovascular(a) (d)	$39,156	$5,188	$5,326
ITC(a)(b)(d)	2,614	6,787	5,733
Corporate (c) (d)	(16,040)	(14,172)	(12,277)
Litigation costs (e)	—	—	(447)

Total operating income (loss)	25,730	(2,197)	(1,665)
Other income and (expense):
Interest expense	(4,039)	(4,085)	(4,276)
Interest income and other	9,146	8,624	8,451

Total income before taxes	$30,837	$2,342	$2,510

Total assets:
Cardiovascular	$321,605	$312,691	$319,604
ITC	61,552	62,642	58,030
Corporate (c)	301,427	238,386	213,501

Total assets	$684,584	$613,719	$591,135

Depreciation and amortization:
Cardiovascular	$18,277	$17,218	$17,051
ITC	4,589	4,174	2,991
Corporate (c)	865	444	250

Total depreciation and amortization	$23,731	$21,836	$20,292

Capital expenditures (f):
Cardiovascular	$7,128	$5,654	$15,911
ITC	4,412	4,435	3,976
Corporate (c)	774	99	6,554

Total capital expenditures	$12,314	$10,188	$26,441

(a)	Amortization expense of $12.4 million, $11.7 million, and $11.8 million for the fiscal years ended 2008, 2007 and 2006 respectively, related to the Cardiovascular division. The ITC division had amortization expense of $0.8 million, $0.9 million and $0.3 million for 2008, 2007 and 2006, respectively.

(b)	ITC includes in-process research and development expenses of $1.1 million in 2006.

(c)	Represents unallocated items, not specifically identified to any particular business segment.

(d)	Includes share-based compensation expense of $6.4 million, $2.9 million and $1.6 million for Cardiovascular, ITC and Corporate, respectively, for the fiscal year ended 2008, $6.9 million, $3.0 million and $1.5 million for Cardiovascular, ITC and Corporate, respectively, for the fiscal year ended 2007 and $5.5 million, $2.7 million and $1.4 million for Cardiovascular, ITC and Corporate, respectively, for the fiscal year ended 2006.

(e)	Relates to litigation expenses not specifically identified to a particular business segment.

(f)	Capital expenditures include inventory transfers of $2.5 million, $2.7 million and $1.6 million for fiscal 2008, 2007 and 2006 respectively, related to our Cardiovascular division and $0.6 million, $1.0 million and $0.3 million for fiscal 2008, 2007 and 2006 respectively, related to our ITC division
Geographic Areas:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Product sales:
Domestic	$232,567	$169,786	$162,089
International	80,997	64,994	52,044

Total	$313,564	$234,780	$214,133

16. Net Income Per Share
     Basic and diluted net income per share were calculated as follows:

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands, except per share data)
Net income for basic calculation	$22,532	$3,235	$3,973
Interest expense on senior subordinated convertible notes (after tax)	2,048	—	—

Net income for diluted calculation	$24,580	$3,235	$3,973

Weighted average number of common shares-basic	55,097	53,493	52,155
Dilutive effect of stock-based compensation plans	1,099	1,296	1,115
Dilutive effect on conversion of senior subordinated convertible notes	7,290	—	—

Weighted average number of common shares-diluted	63,486	54,789	53,270

Net income per share
Basic	$0.41	$0.06	$0.08

Diluted	$0.39	$0.06	$0.07

     Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur, using the treasury stock method, if securities or other contracts to issue common stock were exercised or converted into common stock.

	For the Fiscal Years Ended
	2008	2007	2006
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per share because their inclusion would be antidilutive	1,284	1,919	1,895
     The computation of diluted net income per share for fiscal years 2007 and 2006, excludes the effect of assuming the conversion of our senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive.

17. Quarterly Results of Operations (Unaudited)
     The following is a summary of our unaudited quarterly results of operations for 2008 and 2007:

	First	Second	Third	Fourth
	(in thousands, except per share data)
Fiscal Year 2008:
Product sales	$64,427	$82,648	$80,815	$85,674
Gross profit	35,837	50,823	48,770	50,568
Net income	349	8,651	7,182	6,350
Net income per share
Basic	$0.01	$0.16	$0.13	$0.11
Diluted	$0.01	$0.15	$0.12	$0.11
Fiscal Year 2007:
Product sales	$57,310	$57,333	$56,055	$64,082
Gross profit	34,513	33,685	32,348	35,718
Net income (loss)	(275)	1,253	(1,408)	3,665
Net income (loss) per share
Basic	$(0.01)	$0.02	$(0.03)	$0.07
Diluted	$(0.01)	$0.02	$(0.03)	$0.07
18. Subsequent Event
     On February 12, 2009, we entered into a definitive merger agreement with HeartWare International, Inc. (“HeartWare”), a company listed on the Australian stock exchange under which we will acquire HeartWare for a consideration currently valued at approximately $282 million, of which approximately 50% will be paid in cash and approximately 50% will be paid in shares of Thoratec common stock. Based on a Thoratec common stock price of $26.25 per share, this reflects the February 12, 2009 price of $0.86 for each HeartWare Chess Depositary Interest (CDI), or AUS $1.32 based on the February 12, 2009 U.S.$/AUS$ exchange rate of 1.5265.
     Under this definitive merger agreement, each share of HeartWare common stock (representing 35 CDIs) will be converted into the right to receive $14.30 in cash and 0.6054 of a share of Thoratec common stock, subject to certain potential adjustments. Prior to the closing of the transaction, the CDIs will be converted into the underlying shares of common stock of HeartWare and exchanged for the merger consideration. The boards of directors of both companies have approved the transaction. The transaction is subject to approval of HeartWare’s stockholders and satisfaction of other customary closing conditions, including regulatory clearance and therefore, there are no assurances that the proposed transaction will be consummated.
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

Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of January 3, 2009. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of January 3, 2009 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Management assessed our internal control over financial reporting as of January 3, 2009, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.
     Based on our assessment, management has concluded that our internal control over financial reporting was effective as of January 3, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee.
     Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.
Changes to Internal Controls
     There have been no changes in our internal controls over financial reporting during the quarter ended January 3, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 3, 2009, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Our Executive Officers.” All other information regarding directors, executive officers and corporate governance required by Item 10 is incorporated herein by reference from the information under the captions “Board of Directors Structure and Compensation,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Corporate Governance,” and in other applicable sections in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2009 annual meeting of shareholders.
Item 11. Executive Compensation
     The information required by Item 11 is incorporated herein by reference from the information under the captions “Board of Directors Structure and Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation and Option Committee of the Board of Directors” and “Executive Compensation” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2009 annual meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
     The information required by Item 12 is incorporated herein by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2009 annual meeting of shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by Item 13 is incorporated herein by reference from the information under the caption “Certain Transactions” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2009 annual meeting of shareholders.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated herein by reference from the information under the caption “Fees Paid to Accountants for Services Rendered During Fiscal Years 2008 and 2007” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2009 annual meeting of shareholders.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)	List of documents filed as part of this report:

1.	Financial Statements and Reports of Independent Registered Public Accounting Firm.

Reference is made to the Index to Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K, where these documents are included.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves for each of the three fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006. Other financial statement schedules are not included either because they are not required or the information is otherwise shown in our audited consolidated financial statements or the notes thereto.

3.	Exhibits

Reference is made to the Exhibit Index on page 85 of this Annual Report on Form 10-K, where these documents are included.

THORATEC CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For Each of the Three Fiscal Years in the Period Ended January 3, 2009

	Balance	Additions			Balance
	Beginning	(charges			End of
	of Year	to expense)	Deductions		Year
	(in thousands)
Year Ended January 3, 2009:
Allowance for doubtful accounts	$861	$298	$(212	)(1)	$947
Year Ended December 29, 2007:
Allowance for doubtful accounts	$491	$690	$(320	)(1)	$861
Year Ended December 30, 2006:
Allowance for doubtful accounts	$634	$14	$(157	)(1)	$491

(1)	Accounts written off.

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.1	Thoratec’s Articles of Incorporation, as amended.(1)

3.2	Thoratec’s By-Laws, as amended February 25, 2005.(2)

4.1	Rights Agreement between Thoratec Corporation and Computershare Trust Company, Inc. as Rights Agent dated as of May 2, 2002.(3)

4.2	Indenture, dated as of May 24, 2004, by and between Thoratec Corporation and U.S. Bank, National Association, as Trustee. (4)

4.3	Form of Senior Subordinated Convertible Note due 2034.(5)

4.4	Pledge Agreement, dated as of May 24, 2004, between Thoratec Corporation and U.S. Bank, National Association, and Pledge Agreement Supplement, dated as of June 7, 2004.(4)

4.5	Control Agreement, dated as of May 24, 2004, between Thoratec Corporation and U.S. Bank, National Association, and Control Agreement Amendment, dated as of June 7, 2004.(4)

4.6	Registration Rights Agreement, dated May 24, 2004, by and among Thoratec Corporation and Merrill Lynch Pierce Fenner & Smith Incorporated as Initial Purchaser of the Senior Subordinated Convertible Notes due 2034. (4)

10.2	Form of Indemnification Agreement between Thoratec Cardiosystems and its officers and directors.(6)

10.5	Thoratec’s 1996 Stock Option Plan.(7)

10.6	Thoratec’s 1996 Nonemployee Directors Stock Option Plan, as amended.(8)

10.7	Lease Agreement dated July 25, 1996, between Main Street Associates and Thoratec, as amended.(9)

10.8	First Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(12)

10.9	Second Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(11)

10.10	Thoratec’s 1997 Stock Option Plan, as amended.(12)

10.11	Lease agreement dated August 16, 1995, between International Technidyne Corporation and BHBMC, as amended.(13)

10.12	Thoratec’s 2002 Employee Stock Purchase Plan.(14)

10.13	Grantor Trust Agreement between Thoratec and Wachovia Bank, National Association effective as of November 21, 2003.(8)

10.14	Commercial Lease between International Technidyne Corporation and Roseville Properties Management Company dated September 26, 2003. (8)

10.15	Lease Agreement between International Technidyne Corporation and NJ Mortgage Association dated February 21, 2003. (16)

10.16	Description of the Executive Disability Income Protection Program.(15)

10.17	Purchase and Sale Agreement and Escrow Instructions dated September 2, 2005, by and between Thoratec and Aegis I, LLC.(17)

Exhibit
Number	Exhibit
10.18	Amended and Restated Thoratec Corporation 2006 Incentive Stock Plan.(18)

10.19	Offer Letter Agreement by and between Thoratec and David V. Smith dated November 22, 2006.(19)*

10.20	Amended and Restated Employment Agreement by and between Thoratec and Gerhard F. Burbach, dated April 23, 2007. (20)*

10.21	Amended and Restated Employment Agreement by and between Thoratec and Lawrence Cohen, dated April 23, 2007. (20)*

10.22	Amended and Restated Separation Benefits Agreement by and between Thoratec and David A. Lehman, dated April 23, 2007. (20)*

10.23	Amended and Restated Separation Benefits Agreement by and between Thoratec and David V. Smith, dated April 23, 2007. (20)*

10.24	Thoratec Corporation Amended and Restated Deferred Compensation Plan Effective January 1, 2005. (21)

10.25	First Amendment to Lease between International Technidyne Corporation and Roseville Properties Management Company effective January 1, 2009.

10.26	Description of Director Compensation Program

21	Subsidiaries of Thoratec.(15)

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney — Reference is made to page 89 hereof.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the SEC on March 20, 2003 and incorporated herein by reference.

(2)	Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on March 3, 2005.

(3)	Filed as an Exhibit to Thoratec’s Form 8-A12G filed with the SEC on May 3, 2002 (Registration No. 000-49798), and incorporated herein by reference.

(4)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 filed with the SEC on August 12, 2004, and incorporated herein by reference.

(5)	Included as an exhibit to Exhibit 4.2.

(6)	Filed as an Exhibit to Thoratec Cardiosystems’ Registration Statement on Form S-1 (Registration No. 33-25144) and incorporated herein by reference.

(7)	Filed as an Exhibit to Thoratec’s Registration Statement on Form S-8 filed with the SEC on September 12, 1996, (Registration No. 333-11883) and incorporated herein by reference.

(8)	Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the SEC on March 17, 2004 and incorporated herein by reference.

(9)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996, filed with the SEC on August 13, 1996, and incorporated herein by reference.

(10)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997, filed with the SEC on July 30, 1997, and incorporated herein by reference.

(11)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997 filed with the SEC on November 12, 1997, and incorporated herein by reference.

(12)	Filed as an Exhibit to Thoratec’s Registration Statement on Form S-8 filed with the SEC on June 18, 2003 (Registration No. 333-106238), and incorporated herein by reference.

(13)	Filed as an Exhibit to Thoratec’s Form 10-K405 filed with the SEC on March 15, 2002 (Registration No. 033-72502), and incorporated herein by reference.

(14)	Filed as an Exhibit to Thoratec’s Form S-8 POS filed with the SEC on July 1, 2002 (Registration No. 333-90768), and incorporated herein by reference.

(15)	Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed with the SEC on March 16, 2005 and incorporated herein by reference.

(16)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 filed with the SEC on May 13, 2003, and incorporated herein by reference.

(17)	Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on September 8, 2005.

(18)	Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on May 22, 2008.

(19)	Filed as an Exhibit to Thoratec’s form 8-K filed with the SEC on December 4, 2006.

(20)	Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on April 27, 2007.

(21)	Filed as an Exhibit to Thoratec’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed with the SEC on August 9, 2007 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan.

SIGNATURES
     In accordance with Section 13 or Section 15(d) of the Exchange Act, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2009.

THORATEC CORPORATION
By:	/s/ Gerhard F. Burbach
Gerhard F. Burbach
President and Chief Executive Officer

Date: February 27, 2009

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

Signature	Title	Date

/s/ Gerhard F. Burbach Gerhard F. Burbach	Chief Executive Officer, President and Director	February 27, 2009

/s/ David V. Smith David V. Smith	Executive Vice President and Chief Financial Officer	February 27, 2009

/s/ Neil F. Dimick Neil F. Dimick	Director and Chairman of the Board of Directors	February 27, 2009

/s/ J. Donald Hill J. Donald Hill	Director and Vice Chairman of the Board of Directors	February 27, 2009

/s/ Howard E. Chase Howard E. Chase	Director	February 27, 2009

/s/ J. Daniel Cole J. Daniel Cole	Director	February 27, 2009

/s/ Steven H. Collis Steven H. Collis	Director	February 27, 2009

/s/ Elisha W. Finney Elisha W. Finney	Director	February 27, 2009

/s/ D. Keith Grossman D. Keith Grossman	Director	February 27, 2009

/s/ Daniel M. Mulvena Daniel M. Mulvena	Director	February 27, 2009