Form 10-Q
period 2009-07-04
THORATEC CORP
filed 2009-08-12
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2009
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
Yes ☐      No ☑
As of August 1, 2009, the registrant had 56,579,136 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THORATEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	July 4, 2009	January 3, 2009
		As adjusted (1)
ASSETS
Current assets:
Cash and cash equivalents	$81,474	$107,053
Restricted cash and cash equivalents	20,036	—
Short-term available-for-sale investments	169,038	141,598
Receivables, net of allowances of $1,321 and $947, respectively	56,195	55,065
Inventories	66,418	61,373
Deferred tax assets	8,397	8,397
Prepaid expenses and other assets	7,690	7,415

Total current assets	409,248	380,901

Property, plant and equipment, net	52,220	50,138
Goodwill	99,287	99,287
Purchased intangible assets, net	103,085	108,584
Long-term available-for-sale investments	24,682	29,959
Other long-term assets	15,039	15,216

Total Assets	$703,561	$684,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,538	$10,563
Accrued compensation	14,802	25,550
Other accrued liabilities	14,511	12,410

Total current liabilities	44,851	48,523

Senior subordinated convertible notes	127,936	124,115
Long-term deferred tax liability	35,425	38,842
Other	7,378	6,326

Total Liabilities	215,590	217,806

Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 56,551 and 56,395 as of July 4, 2009 and January 3, 2009, respectively	—	—
Additional paid-in capital	541,326	528,657
Accumulated deficit	(51,184)	(56,634)
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,040)	(3,337)
Cumulative translation adjustments	(1,131)	(2,407)

Total accumulated other comprehensive loss	(2,171)	(5,744)

Total Shareholders’ Equity	487,971	466,279

Total Liabilities and Shareholders’ Equity	$703,561	$684,085

(1)	Adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”). Accounting Principles Bulletin (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 12, “Long-Term Debt.”
See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
		As adjusted(1)		As adjusted(1)
Product sales	$92,059	$82,648	$181,525	$147,075
Cost of product sales	41,304	31,825	76,743	60,415

Gross profit	50,755	50,823	104,782	86,660

Operating expenses:
Selling, general and administrative	30,776	23,857	58,231	44,493
Research and development	13,426	12,839	27,512	25,358
Amortization of purchased intangible assets	2,568	3,296	5,499	6,592

Total operating expenses	46,770	39,992	91,242	76,443

Income from operations	3,985	10,831	13,540	10,217
Other income and (expense):
Interest expense and other	(3,040)	(2,828)	(5,906)	(5,415)
Interest income and other	1,637	2,281	2,625	4,459

Income before income taxes	2,582	10,284	10,259	9,261
Income tax expense	(750)	(2,660)	(2,800)	(2,315)

Net income	$1,832	$7,624	$7,459	$6,946

Net income per share:
Basic and diluted	$0.03	$0.14	$0.13	$0.13

Shares used to compute net income per share:
Basic	56,468	54,556	56,426	54,389
Diluted	57,840	55,334	57,782	55,105

(1)	Adjusted for the retrospective adoption of FSP APB 14-1. See Note 12, “Long-Term Debt.”
See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands)

				Accumulated
				Other	Total	Total
	Common	Additional	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Paid-in Capital	Deficit	Income (Loss)	Equity	Income (loss)
BALANCE, DECEMBER 29, 2007, as previously reported	54,108	$458,383	$(61,577)	$1,223	$398,029

Retrospective application of FSP APB 14-1, net of taxes		28,462	(12,682)		15,780
BALANCE, DECEMBER 29, 2007, as adjusted (1)	54,108	486,845	(74,259)	1,223	413,809

Exercise of common stock options for cash	78	871			871
Issuance of common shares under Employee Stock Purchase Plan	77	1,050			1,050
Excess income tax deficiency on stock option exercises		(111)			(111)
Repurchase of common shares, net	370	(598)	(494)		(1,092)
Share-based compensation		5,305			5,305
Comprehensive income (loss):
Unrealized loss on available-for-sale investments (net of taxes of $2,104)				(3,155)	(3,155)	$(3,155)
Foreign currency translation adjustment				(26)	(26)	(26)
Net income (1)			6,946		6,946	6,946

Total comprehensive income						$3,765

BALANCE, JUNE 28, 2008 (1)	54,633	$493,362	$(67,807)	$(1,958)	$423,597

BALANCE, JANUARY 3, 2009, as previously reported	56,395	$500,195	$(39,751)	$(5,744)	$454,700

Retrospective application of FSP APB 14-1, net of taxes		28,462	(16,883)		11,579
BALANCE, JANUARY 3, 2009, as adjusted (1)	56,395	528,657	(56,634)	(5,744)	466,279

Exercise of common stock options for cash	203	2,925			2,925
Issuance of common shares under Employee Stock Purchase Plan	76	1,628			1,628
Tax deduction related to employees’ and directors’ stock plans		1,832			1,832
Repurchase and retirement of common shares, net	(123)	(1,091)	(2,009)		(3,100)
Share-based compensation		7,375			7,375
Comprehensive income (loss):
Unrealized gain on available-for-sale investments (net of taxes of $1,531)				2,297	2,297	$2,297
Foreign currency translation adjustment				1,276	1,276	1,276
Net income			7,459		7,459	7,459

Total comprehensive income						$11,032

BALANCE, JULY 4, 2009	56,551	$541,326	$(51,184)	$(2,171)	$487,971

(1)	Adjusted for the retrospective adoption of FSP APB 14-1. See Note 12, “Long-Term Debt.”
See notes to condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	July 4,	June 28,
	2009	2008
		As adjusted (1)
Cash flows from operating activities:
Net income	$7,459	$6,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,944	11,565
Investment premium amortization, net	1,329	634
Non-cash expenses, net	547	60
Non-cash interest on convertible subordinated debt	3,820	3,500
Tax benefit related to stock options	1,832	—
Share-based compensation expense	7,365	5,493
Excess tax benefits from share-based compensation	(1,594)	(68)
Loss on disposal of assets	104	384
Change in net deferred tax liability	(4,504)	(3,753)
Changes in assets and liabilities:
Receivables	(556)	(11,028)
Inventories	(5,752)	(2,950)
Prepaid expenses and other assets	(512)	(793)
Accounts payable and other liabilities	(4,260)	4,933
Accrued income taxes, net	854	3,045

Net cash provided by operating activities	17,076	17,968

Cash flows from investing activities:
Purchases of available-for-sale investments	(90,237)	(98,548)
Sales of available-for-sale investments	25,808	78,670
Maturities of available-for-sale investments	44,773	44,765
Restricted cash and equivalents	(20,000)	—
Purchases of property, plant and equipment	(5,955)	(3,251)

Net cash (used in) provided by investing activities	(45,611)	21,636

Cash flows from financing activities:
Excess income tax deficiency on stock option exercises	—	(111)
Excess tax benefits from share-based compensation	1,594	68
Proceeds from stock option exercises	2,925	871
Proceeds from stock issued under employee stock purchase plan	1,628	1,050
Repurchase and retirement of common shares	(3,100)	(1,092)

Net cash provided by financing activities	3,047	786
Effect of exchange rate changes on cash and cash equivalents	(91)	27

Net (decrease) increase in cash and cash equivalents	(25,579)	40,417
Cash and cash equivalents at beginning of period	107,053	20,689

Cash and cash equivalents at end of period	$81,474	$61,106

Supplemental disclosure of cash flow information:
Cash paid for taxes	$4,852	$3,507

Cash paid for interest	$1,707	$1,707

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$1,120	$1,685

(1)	Adjusted for the retrospective adoption of FSP APB 14-1. See Note 12, “Long-Term Debt.”
See notes to condensed consolidated financial statements.

THORATEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Operations and Significant Accounting Policies
Basis of Presentation
     The interim condensed consolidated financial statements of Thoratec Corporation (“Thoratec” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in the Company’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company’s fiscal 2008 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in the Company’s Annual Report on Form 10-K as updated by the Current Report on Form 8-K dated June 11, 2009 (the “2008 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period. The financial statements of the prior periods presented in this Quarterly Report on Form 10-Q have been adjusted for the retrospective adoption of FSP APB 14-1 on January 4, 2009. See Note 12, “Long-Term Debt” to these unaudited condensed consolidated financial statements for further discussion.
     The preparation of the Company’s condensed consolidated financial statements necessarily requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
     The Company has evaluated subsequent events for the period from July 4, 2009, the date of these financial statements, through August 12, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, other than as described in Note 17, “Subsequent Events,” there were no events or transactions occuring during this subsequent event reporting period, which require recognition or disclosure in these condensed consolidated financial statements.
Revenue Recognition and Product Warranty
     The Company recognizes revenue from product sales of its Cardiovascular and ITC segments when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Sales to distributors are recorded when title transfers. One distributor has certain limited product return rights. Other distributors have certain rights of return upon termination of their distribution agreement. A reserve for sales returns is recorded for these customers applying reasonable estimates of product returns based upon historical experience in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. No other direct sales customers or distributors have return rights.
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

	Balance at	Accruals for		Balance at
	Beginning of Period	Warranties Issued	Settlements Made	End of Period
	(in thousands)
Six months ended July 4, 2009	$1,071	$2,305	$(1,614)	$1,762
Six months ended June 28, 2008	$1,006	$888	$(527)	$1,367
2. Recently Issued Accounting Standards
     Effective July 1, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASC”) which became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is assessing what impact, if any, the adoption of this standard may have on our condensed consolidated financial statements, and expects any references to legacy standards contained in our condensed consolidated financial statements to be revised to reflect updated referencing under the ASC.
     In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), to modify the existing impairment model with respect to debt securities falling within its scope. Under FSP FAS 115-2 and FSP FAS 124-2, an other-than-temporary impairment (“OTTI”) will have occurred when either: (i) an entity has the intent to sell an impaired security; (ii) it is more likely than not that an entity will be required to sell an impaired security prior to its anticipated recovery in value; or (iii) an entity does not expect to recover the entire cost basis of an impaired security. In addition, FSP FAS 115-2 and FAS 124-2 modifies the manner in which an OTTI is measured and presented on the statement of operations and requires expanded disclosures. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements, but resulted in additional disclosure requirements about the Company’s investments. See Note 5, “Investments in Available-for-Sale Securities” for further discussion.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 157-4 is effective for financial reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company adopted this standard in the second quarter of 2009, which was applied prospectively. See Note 6, “Fair Value Measurements” for further discussion.

     In May 2008, the FASB issued FSP ABP 14-1 which alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements upon conversion. FSP APB 14-1 will impact the accounting associated with the Company’s senior subordinated convertible notes recorded at a book value of $143.8 million. FSP APB 14-1 requires the issuer to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. The Company adopted this standard on January 4, 2009. See Note 12, “Long-Term Debt” for further discussion.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The main requirement is to disclose the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. The Company adopted this standard on January 4, 2009. See Note 7, “Foreign Exchange Instruments” for further discussion.
     In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157. With the issuance of SFAS No. 157-2, the FASB agreed to: (i) defer the effective date of SFAS No. 157, Fair Value Measurements, for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (ii) remove certain leasing transactions from the scope of SFAS No. 157. The Company’s adoption of fair value measurement for nonfinancial assets and nonfinancial liabilities on January 4, 2009 did not have an impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS No. 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. In April 2009, FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies, which amends and clarifies SFAS No. 141(R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted this accounting guidance on January 4, 2009. During the six months ended July 4, 2009, the Company recorded approximately $11.3 million of transaction costs was included in “Selling, general and administrative” expenses on the Company’s unaudited condensed consolidated statements of operations related to the intended acquisition of HeartWare International Inc. (“HeartWare”). The Company and HeartWare mutually agreed effective July 31, 2009 to terminate the definitive merger agreement pursuant to which the Company would have acquired HeartWare. See Note 17, “Subsequent Events” for further discussion.
3. Cash and Cash Equivalents
     Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.
4. Restricted Cash and Cash Equivalents
      On February 12, 2009, the Company entered into a definitive merger agreement with HeartWare, pursuant to which the Company intended to acquire HeartWare. The Company and HeartWare mutually agreed effective July 31, 2009 to terminate the definitive merger agreement pursuant to which the Company would have acquired HeartWare. As announced on July 29, 2009, the U.S. Federal Trade Commission (“FTC”) informed the Company and HeartWare that it would file a complaint in U.S. Federal District Court to challenge the Company’s proposed acquisition of HeartWare. HeartWare and the Company’s decision to terminate the definitive merger agreement was in response to the FTC’s determination to challenge the proposed acquisition of HeartWare by the Company. See Note 17, “Subsequent Events” for further discussion.
     Pursuant to the loan agreement entered into concurrently with the execution and delivery of the merger agreement, the Company deposited $20.0 million (the “Loan Amount”) into an escrow account on February 13, 2009 and agreed to loan such funds to HeartWare. Despite the mutual termination of the definitive merger agreement by the Company and HeartWare, the Loan Amount continues to remain available for borrowing by HeartWare at any time prior to the earlier of (i) November 1, 2011, (ii) the date on which the outstanding portion of the Loan Amount borrowed by HeartWare, including any accrued and unpaid interest, as well as the portion of the Loan Amount remaining in the escrow account that have not been loaned to HeartWare, are converted into shares of HeartWare’s common stock, as further described below, or (iii) the date on which the outstanding principal of the Loan Amount borrowed by HeartWare becomes due and payable in full, whether by acceleration or otherwise, pursuant to the terms of the loan agreement. Beginning as of May 1, 2009, HeartWare may borrow up to an aggregate of $12.0 million and beginning as of July 31, 2009, HeartWare may borrow up to an aggregate of $20.0 million, under certain conditions provided in the loan agreement. The loan to HeartWare bears interest at a rate per annum equal to 10%. The principal amount, together with any accrued and unpaid interest on the principal amount, will be due and payable in full in cash on the earlier of (i) November 1, 2011 or (ii) the date on which the outstanding principal of the Loan Amount borrowed by HeartWare becomes due and payable in full, whether by acceleration or otherwise, pursuant to the terms of the loan agreement,
     As of August 12, 2009, the Company has loaned $4.0 million to HeartWare pursuant to the loan agreement. Pursuant to the terms of the loan agreement, the Company may convert the aggregate Loan Amount outstanding or available for borrowing under the loan agreement (including any portion of the Loan Amount held in the escrow account and any outstanding portion of the Loan Amount borrowed by HeartWare) into shares of HeartWare’s common stock, at Thoratec’s option. The Loan Amount is convertible into shares of HeartWare’s common stock at a conversion price equal to $35.00 Australian dollars per share of HeartWare common stock. The conversion rate will be adjusted in the event of any stock split, dividend, distribution or other subdivision or other reclassification of HeartWare’s common stock.

5. Investments in Available-for-Sale Securities
     The Company’s investment portfolio consists of short-term and long-term investments. Investments classified as short-term available-for-sale consist primarily of municipal bonds, variable demand notes and corporate bonds. Investments classified as long-term available-for-sale consist of auction rate securities, whose underlying assets are student loans.
     The Company’s investments in available-for-sale securities are recorded at estimated fair value on its financial statements, and the temporary differences between cost and estimated fair value are presented as a separate component of accumulated other comprehensive income.
     As of July 4, 2009, the Company had gross unrealized gains from the Company’s investment in municipal bonds of $1.4 million and gross unrealized losses from its auction rate securities of $3.1 million.
     The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments as of July 4, 2009 and as of January 3, 2009 by major security type are as follows:

		Gross
	Amortized	unrealized	Fair
	cost	gains (losses)	value
	(in thousands)
July 4, 2009:
Short-term investments:
Municipal bonds, variable demand notes and corporate bonds	$167,658	$1,380	$169,038

Long-term investments:
Auction rate securities	$27,800	$(3,118)	$24,682

January 3, 2009:
Short-term investments:
Municipal bonds	$139,931	$1,667	$141,598

Long-term investments:
Auction rate securities	$37,200	$(7,241)	$29,959

     As of July 4, 2009, the Company owned approximately $27.8 million face amount of auction rate securities. The assets underlying these investments are student loans predominantly backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between A- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to 365 days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity. Therefore, the Company’s auction rate securities are classified as long-term and are valued at $24.7 million using significant unobservable inputs.
     As a result of these auction failures, these auction rate securities do not have a readily determinable market value. Consistent with January 3, 2009, the Company estimated fair values at July 4, 2009, using a discounted cash flow model based on estimated interest rates, the present value of future principal and interest payments discounted at rates considered to reflect current market conditions, and the credit quality of the underlying securities. Specifically, the Company’s management estimated the future cash flows over a five-year period, and applied a credit default rate to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market. As a result of feedback from outside consultants, and government activities including recent settlement agreements, management’s assumption on the expected recovery was modified to five years beginning at January 3, 2009 and this assumption continues to be applicable at July 4, 2009. Because of the inherent subjectivity in valuing these securities, the Company’s management also considered independent valuations obtained for each of the Company’s auction rate securities in estimating fair values.
     The Company has recorded an estimated cumulative unrealized loss of $3.1 million ($1.9 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive gain/loss within shareholders’ equity. On April 5, 2009 the Company adopted FSP FAS 115-2 and FAS 124-2 which required the Company’s management to review impairments and credit loss associated with its investments, including auction rate securities to determine the classification of the impairment as “temporary” or “other-than-temporary” and to birfurcate the credit and non-credit component of an other-than-temporary impairment event. The Company (i) does not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intends hold the investment to recovery and based on a more-likely-than-not probability assessment will not be required to sell the security before recovery; and (iii)deems that it is not probable that it will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income. Further, the Company continues to liquidate investments in auction rate securities as opportunities arise. During the six months ended July 4, 2009, $9.4 million in auction rate securities were liquidated at par in connection with issuer calls.
     If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge to earnings on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize the investments’ recorded value.
6. Fair Value Measurements
     The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, on December 30, 2007. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

     The Company valued its financial and nonfinancial assets and liabilities based on the observability of inputs used in the valuation of such assets and liabilities, using the following fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial and nonfinancial assets and liabilities carried or disclosed at fair value were classified and disclosed in one of the following three categories:
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
     The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	July 4, 2009
	Assets and			Significant
	liabilities		Quoted prices in	other	Significant
	at carrying	Total	active markets for	observable	unobservable
	value	fair value	identical assets	inputs	inputs
			(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments — municipal bonds, variable demand notes and corporate bonds	$169,038	$169,038	$—	$169,038	$—
Long-term investments — auction rate securities	24,682	24,682	—	—	24,682
Mark to market on foreign exchange instruments (Note 7)	44	44	—	44	—
Convertible debenture with Levitronix LLC	5,874	6,000	—	—	6,000
Liabilities
Make-whole provision (Note 12)	51	51	—	—	51
Senior subordinated convertible notes (fair value for purposes of disclosure in Note 12)	127,936	197,942	—	197,942	—

	January 3, 2009
	Assets and			Significant
	liabilities at		Quoted prices in	other	Significant
	carrying	Total	active markets for	observable	unobservable
	value	fair value	identical assets	inputs	inputs
			(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments — municipal bonds	$141,598	$141,598	$—	$141,598	$—
Long-term investments — auction rate securities	29,959	29,959	—	—	29,959
Convertible debenture with Levitronix LLC	5,711	4,200	—	—	4,200
Liabilities
Mark to market on foreign exchange instruments (Note 7)	73	73	—	73	—
Make-whole provision (Note 12)	46	46	—	—	46
Senior subordinated convertible notes (fair value for purposes of disclosure in Note 12)	124,115	215,880	—	215,880	—
     Assets measured at fair value on a recurring basis using significant unobservable Level 3 inputs consist of securities with an auction reset feature (“auction rate securities”) whose underlying assets are student loans issued by various tax-exempt state agencies, most of which are supported by federal government guarantees and some of which are supported by private insurers. In addition, the Company is using significant unobservable Level 3 inputs for its disclosure of the fair value of its convertible debenture with Levitronix LLC (“Levitronix”) disclosed in Note 11 “Other Assets.”

     The following table provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Auction
	Rate
	Securities	Assets	Liabilities
	(in thousands)
Balance at January 3, 2009	$29,959	$4,200	$46
Settlement at par	(100)	—	—
Unrealized holding loss, included in interest income and other	—	—	25
Unrealized holding gain, included in other comprehensive income	69	—	—

Balance at April 4, 2009	$29,928	$4,200	$71

Settlements at par	(9,300)	—	—
Unrealized holding gain, included in interest income and other	—	—	(20)
Unrealized holding gain, included in other comprehensive income	4,054	—	—
Unrealized holding gain, for disclosure purposes (Note 11)	—	1,800	—

Balance at July 4, 2009	$24,682	$6,000	$51

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
7. Foreign Exchange Instruments
     The Company utilizes foreign currency forward exchange contracts and options to mitigate against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions (primarily assets and liabilities on its U.K. subsidiary’s consolidated balance sheet that are not denominated in U.K. pounds). The Company does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of the Company’s hedging arrangements experience financial difficulties or is otherwise unable to honor the terms of the foreign currency forward contract, the Company may experience material financial losses.
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

	Notional Amounts
	July 4,	June 28,
	2009	2008
	(in thousands)
Purchases	$8,414	$9,863
Sales	11,973	11,051
     As of July 4, 2009, the Company had forward contracts to sell euros with a notional value of €8.5 million and to purchase U.K. pounds with a notional value of £5.1 million, and as of June 28, 2008, the Company had forward contracts to sell euros with a notional value of €7.1 million and to purchase U.K. pounds with a notional value of £5.0 million. As of July 4, 2009, the Company’s forward contracts had an average exchange rate of one U.S. dollar to 0.7135 euros and one U.S. dollar to 0.6062 U.K. pounds. The forward contracts are valued based on exchange rates derived from an independent source of market participant assumptions and compiled from the information available. As of July 4, 2009, the estimated fair of value of these foreign currency contracts was $44,000, which was recorded in “Prepaid expenses and other assets.”

     The following represents the Company’s realized fair value of the forward currency contracts and offsets to the foreign currency exchange gains and losses which were included in “Interest income and other” in the unaudited condensed consolidated statements of operations.

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(in thousands)
Foreign currency exchange gain (loss) on foreign currency contracts	$487	$(107)	$935	$(1,147)
Foreign currency exchange (loss) gain on foreign translation adjustments	(498)	122	(1,448)	1,230
8. Inventories
     Inventories consisted of the following:

	July 4,	January 3,
	2009	2009
	(in thousands)
Finished goods	$20,853	$24,373
Work in process	11,090	9,174
Raw materials	34,475	27,826

Total	$66,418	$61,373

9. Property, Plant and Equipment, net
     Property, plant and equipment, net, consisted of the following:

	July 4,	January 3,
	2009	2009
	(in thousands)
Land, building and improvements	$16,135	$16,135
Equipment and capitalized software	71,017	68,029
Furniture and leasehold improvements	30,224	27,424

Total	117,376	111,588
Less accumulated depreciation	(65,156)	(61,450)

Total	$52,220	$50,138

     Depreciation expense for the three months ended July 4, 2009 and June 28, 2008 was $2.8 million and $2.6 million, respectively, and for the six months ended July 4, 2009 and June 28, 2008 was $5.4 million and $5.0 million, respectively.
10. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill was $99.3 million as of July 4, 2009 and as of January 3, 2009. The components of goodwill at July 4, 2009 were $95.0 million attributable to the Cardiovascular division and $4.3 million attributable to the ITC acquisition of the outstanding common shares of privately held A-VOX Systems, Inc. (“Avox”).
     The changes in the carrying amount of goodwill were as follows:

	July 4, 2009	January 3, 2009
	(in thousands)
Balance at the beginning of the fiscal period	$99,287	$98,368
Adjustment for the acquisition related to the Cardiovascular division	—	919

Balance at the end of the fiscal period	$99,287	$99,287

     In February 2001, the Company merged with Thermo Cardiosystems, Inc. (“TCA”). Prior to the merger with TCA (the “Merger”), TCA was a subsidiary of Thermo Electron Corporation (“TCI”). The components of identifiable intangible assets related to the Merger include: patents and trademarks, core technology (Thoralon, the Company’s proprietary bio-material), and developed technology (patent technology, other than core technology, acquired in the Merger). The components of intangible assets related to the October 2006 Avox acquisition includes: patents and trademarks, developed technology and customer and distributor relationships and other. The combined components are included in purchased intangibles on the unaudited condensed consolidated balance sheets as follows:

	July 4, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$38,515	$(29,570)	$8,945
Core technology	37,485	(14,750)	22,735
Developed technology	125,742	(54,772)	70,970
Customer and distributor relationships and other	897	(462)	435

Total purchased intangible assets	$202,639	$(99,554)	$103,085

	January 3, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$38,515	$(28,803)	$9,712
Core technology	37,485	(13,765)	23,720
Developed technology	125,742	(51,098)	74,644
Customer and distributor relationships and other	897	(389)	508

Total purchased intangible assets	$202,639	$(94,055)	$108,584

     Amortization expense related to purchased intangible assets for the three months ended July 4, 2009 and June 28, 2008 was $2.6 million and $3.3 million, respectively and for the six months ended July 4, 2009 and June 28, 2008 was $5.5 million and $6.6 million, respectively. The Company’s amortization expense is expected to be approximately $10.6 million in 2009, declining to $8.7 million by 2013. This decline in amortization expense is due to the change in our estimated useful lives of our core technology and developed technology assets. Patents and trademarks have useful lives ranging from one to fifteen years, core and developed technology assets have useful lives ranging from two to thirteen years and customer and distributor relationships and other have useful lives ranging from one to six years.
11. Other Assets
     On August 23, 2006, the Company purchased a $5.0 million convertible debenture from Levitronix, a company with which it has a distribution arrangement to sell Levitronix products. The convertible debenture is a long-term note receivable with an annual interest rate of 5.7%, to be accrued monthly and at the option of Levitronix, paid in cash or in-kind semi-annually on February 23 and August 23 until its maturity on August 23, 2013. The Company may convert the debenture at any time at its option into membership interests of Levitronix at a conversion price of $4.2857, which may be adjusted as a result of certain corporate events. This conversion feature is not an embedded derivative under SFAS No. 133 because the membership interests of the issuer are not readily convertible to cash. If the Company had converted the debenture as of July 4, 2009, its ownership in Levitronix would have been less than 5%.
     As of July 4, 2009, the convertible debenture of $5.0 million plus accrued interest of $0.9 million was included in “Other long-term assets” on the Company’s unaudited condensed consolidated balance sheets. The fair value of the convertible debenture, based on a discounted cash flows valuation approach, was $6.0 million.

12. Long-Term Debt
     In 2004, the Company completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The convertible notes were sold to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. A portion of the proceeds was used to repurchase 4.2 million shares of the Company’s outstanding common stock for $60 million. The balance of the proceeds has been and will be used for general corporate purposes, which may include additional stock repurchases, strategic investments or acquisitions. The principal amount of the convertible notes at maturity is $247.4 million offset by the original issue discount of $103.7 million and net debt issuance costs of $4.3 million, equaling net proceeds of $139.4 million.
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
     Holders of the senior subordinated convertible notes may convert their convertible notes into shares of the Company’s common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of its common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of the Company’s common stock at a conversion rate of 29.462 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, the Company may, at its option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes. As of July 4, 2009, no notes had been converted.
     Holders may require the Company to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if the Company experiences a change in control or a termination of trading of its common stock each holder may require the Company to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, to pay a make-whole premium. This premium is considered an embedded derivative under SFAS No. 133 and has been bifurcated from the senior subordinated convertible notes and recorded at its estimated fair value, $51,000 at July 4, 2009. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, the Company’s stock price, volatility of the Company’s stock, the probability of the Company being acquired and the probability of the type of consideration used by a potential acquirer.
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
     The excess of the proceeds received over the estimated fair value of the liability component totaling $48.5 million was allocated to the conversion feature (“equity component”) and a corresponding offset was recognized as a discount to reduce the net carrying value of the senior subordinated convertible notes. The discount is being amortized to interest expense over a seven-year period ending May 16, 2011 (the expected life of the liability component) using the effective interest method. Additionally, FSP APB 14-1 requires transaction costs to be allocated on the same percentage as the liability and equity components. The adoption of FSP APB 14-1 will result in a portion of the deferred debt issuance costs allocated to the liability component to be amortized using the effective interest method until May 16, 2011, and the equity component to be included in additional paid-in capital. The deferred debt issuance costs are amortized using the effective interest method until May 16, 2011 at which point the Company may redeem the debt.
     The adoption of FSP APB 14-1 increased interest expense associated with the Company’s senior subordinated convertible notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (2.375% per year) of the senior subordinated convertible notes and the effective interest rate on debt borrowing (9% per year). The impact of the adoption of FSP ABP 14-1 on the results of operations for the three and six months ended July 4, 2009 and June 28, 2008 consisted of the following:

	Three Months Ended July 4, 2009			Six Months Ended July 4, 2009
	Excluding	Incremental impact		Excluding	Incremental impact
	impact of FSP	of adoption of		impact of FSP	of adoption of
	APB 14-1	FSP APB 14-1	As reported	APB 14-1	FSP APB 14-1	As reported
	(in thousands, except per share amounts)
Net income before interest and amortization expense (net of tax)	$3,566		$3,566	$10,927		$10,927

Interest and amortization expense (net of tax):
Interest expense	(853)	$(1,910)	(2,763)	(1,706)	$(3,820)	(5,526)
Amortization of debt issuance costs	(155)	52	(103)	(310)	104	(206)
Income tax benefit	398	734	1,132	796	1,468	2,264

Impact on net income	(610)	$(1,124)	(1,734)	(1,220)	$(2,248)	(3,468)

Net income	$2,956		$1,832	$9,707		$7,459

Net income per share:
Basic and diluted	$0.05		$0.03	$0.17		$0.13

	Three Months Ended June 28, 2008			Six Months Ended June 28, 2008
	Excluding	Incremental impact		Excluding	Incremental impact
	impact of FSP	of adoption of		impact of FSP	of adoption of
	APB 14-1	FSP APB 14-1	As adjusted	APB 14-1	FSP APB 14-1	As adjusted
	(in thousands, except per share amounts)
Net income before interest and amortization expense (net of tax)	$9,262		$9,262	$10,220		$10,220

Interest and amortization expense (net of tax):
Interest expense	(853)	$(1,750)	(2,603)	(1,706)	$(3,500)	(5,206)
Amortization of debt issuance costs	(155)	52	(103)	(310)	104	(206)
Income tax benefit	398	670	1,068	796	1,342	2,138

Impact on net income	(610)	$(1,028)	(1,638)	(1,220)	$(2,054)	(3,274)

Net income	$8,652		$7,624	$9,000		$6,946

Net income per share:
Basic	$0.16		$0.14	$0.17		$0.13

Diluted	$0.16		$0.14	$0.16		$0.13

     The impact of the adoption of FSP ABP 14-1 on the opening balance sheets consisted of the following:

	Net Increase (Decrease)
				Additional
	Long-term	Debt issuance	Deferred tax	paid-in
	debt	costs	liability	capital	Deficit
	(in thousands)
Allocation of long-term debt proceeds and issuance costs to equity component on issuance date	$(48,508)	$(1,462)	$18,584	$28,462	$—
Cumulative retrospective impact from amortization of discount on liability component and debt issuance costs	21,718	754	(8,282)	—	12,682

Cumulative retrospective impact as of December 29, 2007	(26,790)	(708)	10,302	28,462	12,682
Retrospective impact from amortization of discount on liability component and debt issuance costs during the period	7,155	209	(2,745)	—	4,201

Cumulative retrospective impact as of January 3, 2009	$(19,635)	$(499)	$7,557	$28,462	$16,883

				Additional
	Long-term	Debt issuance	Deferred tax	paid-in
	debt	costs	liability	capital	Deficit
	(in thousands)
January 3, 2009, balance as previously reported	$143,750	$1,475	$31,285	$500,195	$39,751
Cumulative retrospective impact as of January 3, 2009	(19,635)	(499)	7,557	28,462	16,883

January 3, 2009, as adjusted	$124,115	$976	$38,842	$528,657	$56,634

     As of July 4, 2009 and January 3, 2009, long-term debt and equity component (recorded in additional paid-in-capital, net of income tax benefit) associated with FSP APB 14-1 consisted of the following:

	July 4, 2009	January 3, 2009
	(in thousands)
Long-term debt
Principal amount	$143,750	$143,750
Unamortized discount	(15,814)	(19,635)

Net carrying amount	$127,936	$124,115

Equity component, net of income tax benefit	$28,462	$28,462

     The Company may redeem either in whole or in part any of the senior subordinated convertible notes at any time beginning May 16, 2011, by giving the holders at least 30 days notice, at a redemption price equal to the sum of the issue price and the accrued original issue discount. If the holders converted the senior subordinated convertible notes into shares of the Company’s stock as of July 4, 2009, the if-converted value would be $192.9 million, based on the Company’s stock price of $26.46 per share on July 3, 2009, which amount exceeds the original value of $143.8 million by $49.1 million. This if-converted value is $54.5 million less than the $247.4 million face amount at maturity in 2034.
     The aggregate fair value of the senior subordinated convertible notes at July 4, 2009 was $197.9 million.
13. Share-Based Compensation
     Share-based compensation expense is measured based on the grant-date fair value of the share-based awards. The Company recognizes share-based compensation expense for the portion of the award that will ultimately be expected to vest over the requisite service period for those awards with graded vesting and service conditions. The Company develops an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience. The estimated forfeiture rate is reassessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests.
     Share-based compensation included in the condensed consolidated statements of operations consists of the following:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(in thousands)
Cost of product sales	$508	$471	$1,020	$913
Selling, general and administrative	2,061	1,562	4,466	3,236
Research and development	780	596	1,899	1,344

Total share-based compensation expense before taxes	3,349	2,629	7,385	5,493
Tax benefit for share-based compensation expense	942	1,153	2,063	1,795

Total share-based compensation (net of taxes)	$2,407	$1,476	$5,322	$3,698

     For the six months ended July 4, 2009 and June 28, 2008, share-based compensation expense of $0.4 million and $0.5 million, respectively, was capitalized to inventory.
     The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Prior to the adoption of SFAS No. 123(R) Share-Based Payment, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its condensed consolidated statements of cash flows. In accordance with SFAS No. 123(R), beginning in 2006, the Company’s unaudited condensed consolidated statements of cash flows presentation reports the excess tax benefits from share-based compensation as financing cash flows. These amounts were $1.6 million and $68,000 for the six months ended July 4, 2009 and June 28, 2008, respectively.
     Cash proceeds from the exercise of stock options were $2.9 million and cash proceeds from the Company’s employee stock purchase plan were $1.6 million for the six months ended July 4, 2009. Cash proceeds from the exercise of stock options were $0.9 million and cash proceeds from the Company’s employee stock purchase plan were $1.1 million for the six months ended June 28, 2008. Additionally, for the six months ended July 4, 2009, the Company purchased $3.1 million of restricted stock for payment of income tax withholding due upon vesting. For the six months ended June 28, 2008, the Company purchased $1.1 million of restricted stock for payment of income tax withholding due upon vesting.

Equity Plan
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”). In May 2006 the 2006 Plan was amended by the Board of Directors and such amendment was approved by the Company’s shareholders and in May 2008 the 2006 Plan was amended by the Board of Directors and such amendment was approved by the Company’s shareholders. The 2006 Plan allows the Company to grant to employees and directors of, and consultants to, the Company up to a total of 5.4 million shares of stock awards. Each share issued from and after May 20, 2008 as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses, or performance share units reduces the number of shares available for issuance under the 2006 Plan by one and seventy-four hundredths (1.74) shares, and each share issued as stock options, restricted stock purchases or stock appreciation rights reduces the shares available for issuance under the 2006 Plan on a share-for-share basis. During the six months ended July 4, 2009, approximately 336,000 options were granted under the 2006 Plan at an exercise price equal to the fair market value on the date of grant, and approximately 463,000 shares of restricted stock units were granted under the 2006 Plan. As of July 4, 2009, 2.1 million shares remained available for grant under the 2006 Plan.
Stock Options
     Upon approval in May 2006, the 2006 Plan replaced the Company’s previous common stock option plans and equity incentive plans. At July 4, 2009, the Company had options outstanding under the 2006 Plan and the replaced plans. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Vesting on options granted to officers will be accelerated in certain circumstances following a change in control of the Company.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Risk-free interest rate (weighted average)	2.97%	3.10%	2.32%	3.25%
Expected volatility	53%	40%	53%	40%
Expected option term (years)	4.91 to 6.02	5.09 to 6.07	4.90 to 6.04	5.09 to 6.07
Dividends	None	None	None	None
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
     At July 4, 2009, there was $4.8 million of unrecognized compensation expense related to stock options, which expense the Company expects to recognize over a weighted average period of 1.36 years. The aggregate intrinsic value of in-the-money options outstanding, based on the closing price of the Company’s common stock on July 2, 2009, the last trading day in the six months ended July 4, 2009, of $26.46, was $41.1 million, and the aggregate intrinsic value of options exercisable was $32.7 million. The intrinsic value of options vested and expected to vest was $40.2 million as of July 4, 2009. The intrinsic value of options exercisable was $2.6 million for the six months ended July 4, 2009. The aggregate fair value of the options granted during the six months ended July 4, 2009 was $4.0 million.

     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding options at January 3, 2009	4,259	$16.37	5.98
Granted	336	23.97
Exercised	(204)	14.36
Forfeited or expired	(78)	23.69

Outstanding options at July 4, 2009	4,313	$16.93	5.84

Outstanding options exercisable at July 4, 2009	3,073	$15.83	4.92

Outstanding options vested at July 4, 2009 and expected to vest	4,169	$16.82	5.74

     The weighted average grant-date fair value of options granted during the first six months of 2009 was $12.03 per share.
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
     Recognized share-based compensation expense related to these restricted stock grants was $3.0 million for the six months ended July 4, 2009. As of July 4, 2009, the Company had $7.6 million of unrecognized compensation expense related to these restricted stock awards, which expense the Company expects to recognize over a weighted average period of 2.08 years. There were no restricted stock awards granted during the first six months of 2009.
     Restricted stock activity is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at January 3, 2009	983	$16.83
Granted	—	—
Vested	(305)	17.00
Forfeited or expired	(33)	17.36

Outstanding unvested restricted stock at July 4, 2009	645	$16.72

Restricted Stock Units
     As of July 4, 2009, the Company had $8.0 million of unrecognized compensation expense related to restricted stock units, which expense the Company expects to recognize over a weighted average period of 3.6 years. The aggregate intrinsic value of the units outstanding, based on the Company’s stock price on July 4, 2009, was $11.9 million. In the first six months of 2009, the Company issued restricted stock units to U.S and non-U.S. employees.
     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	Life (in years)
Outstanding units at January 3, 2009	28	$16.66	2.46
Granted	463	24.42
Released	(32)	23.52
Forfeited or expired	(10)	23.93

Outstanding units at July 4, 2009	449	$24.03	3.60

Employee Stock Purchase Plan
     In May 2002, the Company’s shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1st of each year, unless the Company’s Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on each of March 1, 2006, March 1, 2008 and March 1, 2009; the Company’s Board of Directors specified no increase as of each other year. Eligible employees may purchase a limited number of shares, over a six month period, of the Company’s common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the six months ended July 4, 2009, approximately 75,843 shares of common stock were issued under the ESPP. As of July 4, 2009, approximately 356,568 shares remained available for issuance under this plan.
     The estimated subscription date fair value of the current offering under the ESPP is approximately $0.4 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	0.31%
Expected volatility	55%
Expected option life	0.50	years
Dividends	None
     As of July 4, 2009, there was approximately $0.3 million of unrecognized compensation expense related to ESPP subscriptions that began on May 1, 2009, which amount the Company expects to recognize during the third quarter of 2009.
14. Income Taxes
     The Company’s effective income tax rates were 29.0% and 25.9% for the three months ended July 4, 2009 and June 28, 2008, respectively, and 27.3% and 25.0% for the six months ended July 4, 2009 and June 28, 2008, respectively.
     For the six months ended July 4, 2009, the Company recorded a discrete benefit of approximately $0.9 million to reflect the effect of a change in California tax law which will permit the Company to make a beneficial apportionment election beginning in 2011. This election will impact the California state tax rate for certain of the Company’s existing long-term deferred tax assets and liabilities which are anticipated to reverse subsequent to 2010.
     The tax years 2005 through 2008 remain subject to audit by certain jurisdictions in which the Company is subject to taxation with the exception of California and New Jersey, which remain subject to audit from tax years 2004 to 2008, and the U.K., which remains subject to audit from tax years 2007 through 2008. However, because the Company had net operating losses and credits carried forward in several jurisdictions including U.S. federal and California, certain items attributed to closed years remain subject to adjustment by the relevant tax authority through an adjustment to tax attributes carried forward to open years. The Company is currently under audit by the state of California for its 2003 and 2004 tax years. Although the ultimate outcome and the timing of the conclusion of this examination is unknown, the Company believes that adequate amounts have been provided for any adjustments that may result from the current examination and that the final outcome will not have a material adverse effect on the Company’s unaudited condensed consolidated statements of operations.
     As of July 4, 2009 and January 3, 2009, the Company reported a net deferred tax liability of approximately $26.2 million and $29.1 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets, and subordinated convertible notes.

     The Company adopted FIN 48 on December 31, 2006. Under FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, tax positions are evaluated for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Unrecognized tax benefits increased by approximately $0.5 million for both periods during the three and six months ended July 4, 2009, respectively, primarily as a result of positions taken during the year. In addition, unrecognized tax benefits also increased by $0.2 million due to prior year positions taken on returns for compensation deductions and apportionment methodologies, and as a result of foreign exchange rate fluctuations. Both increases were offset by a decrease of approximately $9,000 from settlements of previously unfiled state returns. The Company believes it is reasonably possible that unrecognized tax benefits will increase by approximately $0.4 million within the next twelve months as a result of tax positions which may be taken on tax returns yet to be filed. Conversely, it is reasonably possible unrecognized tax benefits will decrease by approximately $1.5 million, primarily as a result of the settlement of outstanding audits.
15. Net Income Per Share
     Basic and diluted net income per share was calculated as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net income for basic and diluted share calculation	$1,832	$7,624	$7,459	$6,946

Weighted average number of common shares-basic	56,468	54,556	56,426	54,389
Dilutive effect of stock-based compensation plans	1,372	778	1,356	716

Weighted average number of common shares-diluted	57,840	55,334	57,782	55,105

Net income per common share:
Basic and diluted	$0.03	$0.14	$0.13	$0.13

     Basic net income per share is computed by dividing net income per share by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method.

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
		(in thousands)
Options to purchase shares not included in the computation of diluted income per share because their inclusion would be antidilutive	344	2,411	253	2,486

     The computation of diluted net income per share for the three and six months ended July 4, 2009 and June 28, 2008 excludes the effect of assuming the conversion of the Company’s senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive for those periods.

16. Enterprise and Related Geographic Information
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
     Business Segments:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
		(in thousands)
Product sales:
Cardiovascular	$69,222	$57,506	$133,851	$97,727
ITC	22,837	25,142	47,674	49,348

Total product sales	$92,059	$82,648	$181,525	$147,075

Income (loss) before income taxes and other:
Cardiovascular (a)(c)	$17,059	$13,399	$35,586	$15,225
ITC(a)(c)	(2,198)	1,272	(3,263)	2,077
Corporate (b)(c)	(10,876)	(3,840)	(18,783)	(7,085)

Income (loss) from operations	3,985	10,831	13,540	10,217
Other income and (expense):
Interest expense (b)	(3,040)	(2,828)	(5,906)	(5,415)
Interest income and other (b)	1,637	2,281	2,625	4,459

Income before income taxes	$2,582	$10,284	$10,259	$9,261

	July 4,	January 3,
	2009	2009
	(in thousands)
Total assets:
Cardiovascular	$327,063	$321,605
ITC	58,396	61,552
Corporate (b)	318,102	300,928

Total assets	$703,561	$684,085

(a)	The Cardiovascular segment includes amortization expense on purchased intangible assets of $2.4 million and $5.1 million for the three and six months ended July 4, 2009, respectively, and $3.1 million and $6.2 million for the three and six months ended June 28, 2008, respectively. The ITC segment also includes amortization expense of $0.2 million and $0.4 million for the three and six months ended July 4, 2009, respectively, and $0.2 million and $0.4 million for the three and six months ended June 28, 2008, respectively.

(b)	Represents unallocated costs or assets, not specifically identified to any particular business segment.

(c)	Includes share-based compensation expense of $1.9 million, $1.0 million and $0.5 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended July 4, 2009 and $1.6 million, $0.7 million and $0.4 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended June 28, 2008 and share-based compensation expense of $4.2 million, $2.1 million and $1.1 million for Cardiovascular, ITC and Corporate, respectively, for the six months ended July 4, 2009; and $3.2 million, $1.4 million and $0.8 million for Cardiovascular, ITC and Corporate, respectively, for the six months ended June 28, 2008.

     Geographic Areas:
     Revenue attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on final destination where the products are sold. During the second quarter ended and first half of July 4, 2009 and June 28, 2008, no customer or international country represented individually greater than 10% of the Company’s total product sales. The geographic composition of the Company’s product sales was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
		(in thousands)
Domestic	$69,726	$60,684	$137,151	$106,057
International	22,333	21,964	44,374	41,018

Total product sales	$92,059	$82,648	$181,525	$147,075

17. Subsequent Events
     On February 12, 2009, the Company and HeartWare entered into a definitive merger agreement pursuant to which the Company would have acquired HeartWare. The Company and HeartWare mutually agreed effective July 31, 2009 to terminate the definitive merger agreement. As announced on July 29, 2009, the FTC informed the Company and HeartWare that it would file a complaint in U.S. Federal District Court to challenge the Company’s proposed acquisition of HeartWare. HeartWare and the Company’s decision to terminate the definitive merger agreement was in response to the FTC’s determination to challenge the proposed acquisition of HeartWare by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2008 Annual Report on Form 10-K (the “2008 Annual Report”), the “Risk Factors” section of our first quarter 2009 Quarterly Report on Form 10-Q (“Q1 2009 Quarterly Report”) and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release any revisions or updates to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
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
The HeartMate XVE
     The HeartMate XVE is an implantable, pulsatile, left ventricular assist device for intermediate and longer-term MCS, FDA approved for BTT and for long-term support for patients suffering from advance stage HF who are not eligible for heart transplantation (“Destination Therapy” or “DT”). The HeartMate XVE is the only device approved in the U.S., Europe and Canada for long-term support of patients ineligible for heart transplantation. Patients with a HeartMate XVE do not require anticoagulation drugs, other than aspirin, because of the product’s incorporation of proprietary textured surfaces and tissue valves. The system is comprised of the blood pump and a wearable controller and batteries providing a high degree of patient freedom and mobility.
The HeartMate II
     The HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device consisting of a miniature rotary blood pump designed to provide intermediate and long-term MCS. The HeartMate II is designed to improve survival and quality of life and to provide five to ten years of circulatory support for a broad range of advanced HF patients. Significantly smaller than the HeartMate XVE and with only one moving part, the HeartMate II is simpler and designed to operate more quietly than pulsatile devices. In April 2008, we received FDA approval for the HeartMate II for BTT. In addition, the HeartMate II is in a Phase II pivotal trial in the U.S. for DT. In December 2008, we announced that the HeartMate II had demonstrated superiority in a pre-specified interim analysis to the HeartMate XVE, the control device in the DT pivotal study. This allowed us to gain FDA approval to end randomization in the ongoing continuous access protocol (“CAP”) phase of the DT study. In April 2009, we filed a pre-market approval (“PMA”) supplement with the FDA seeking to add the intended use of DT for the HeartMate II LVAS. The PMA filing includes data on a pivotal study cohort of 200 randomized patients, including two-year data on the first 167 patients enrolled. The filing also provides data on adjunctive cohorts totaling an additional 409 patients, including those who had been originally supported by an XVE who then elected to receive a HeartMate II, based on the need for device replacement, and patients enrolled under CAP. We filed an amendment to the PMA supplement submission with complete two-year data on all 200 randomized patients in June 2009. We received routine questions from the FDA regarding the PMA supplement submission and expect to respond in the third quarter of 2009. We continue to believe that we are on track to receive approval for submission by early 2010. The device received CE Mark approval in November 2005, allowing for its commercial sale in Europe.
The CentriMag
     The CentriMag is manufactured by Levitronix and is based on their magnetically levitated bearingless motor technology. We entered into a distribution agreement with Levitronix in August 2007, with an initial term effective through December 2011, to distribute the CentriMag in the U.S. The CentriMag is 510(k) cleared by the FDA for use up to six hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under a FDA humanitarian device exemption to be used as a right ventricular assist device for periods of support up to thirty days in patients in cardiogenic shock due to acute right ventricular failure. Levitronix has recently commenced a U.S. pivotal trial to demonstrate safety and effectiveness of the CentriMag for periods of support up to thirty days. Levitronix has CE Mark approval in Europe to market the product to provide support for up to thirty days.

Vascular Graft Products
     The Vectra Vascular Access Graft was approved for sale in the U.S. and Europe. It is designed for use as a shunt between an artery and a vein, primarily to provide access to the bloodstream for renal hemodialysis patients requiring frequent needle punctures during treatment.
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
Revenue Recognition
     We recognize revenue from product sales for our Cardiovascular and ITC business divisions when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Sales to distributors are recorded when title transfers. One distributor has certain limited product return rights. Other distributors have certain rights of return upon termination of their distribution agreement. A reserve for sales returns is recorded for these customers applying reasonable estimates of product returns based upon historical experience in accordance with SFAS No. 48, Revenue Recognition When Rights of Return Exists. No other direct sales customers or distributors have return rights.
     We recognize sales of certain Cardiovascular division products to first-time customers when it has been determined that the customer has the ability to use the products. These sales frequently include the sale of products and training services under multiple element arrangements. Training is not considered essential to the functionality of the products. Revenue under these arrangements is allocated to training based upon fair market value of the training, which is typically performed on our behalf by third party providers. Under this method, the total value of the arrangement is allocated to the training and the Cardiovascular division products based on the relative fair market value of the training and products.
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
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, such assets with indefinite lives are not amortized but are subject to annual impairment tests. If there is an impairment, a new fair value would be determined. If the new fair value is less than the carrying amount, an impairment loss would be recognized.
Valuation of Share-Based Awards
     We account for share-based compensation expense in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), share-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of option awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes option pricing model for option grants is based on historical volatility. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, share-based compensation expense and our results of operations could be materially affected.

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
     In determining fair value, we use various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets and liabilities utilizing Level 1 inputs include broker-dealer quote securities that can be traded in an active market. Since valuations are based on quoted prices that are readily and regularly available in an active market, a significant degree of judgment is not required.

•	Level 2 — Valuations based on quoted prices of similar investments in active markets, of similar or identical investments in markets that are not active or model based valuations for which all significant inputs and value drivers are observable, directly or indirectly. Assets and liabilities utilizing Level 2 inputs primarily include municipal bonds, variable demand notes, corporate bonds and our senior subordinated convertible notes, except the make-whole provision, which uses Level 3 inputs, described below.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include certain auction rate securities, our Levitronix convertible debenture and the make-whole feature of our senior subordinated convertible notes. Given the current credit market illiquidity for auction rate securities, our estimates are subject to significant judgment by management.
     Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. See Note 6 “Fair Value Measurements,” to the unaudited condensed consolidated financial statements for further information about our financial assets that are accounted for at fair value.
     Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been obtained had an active market for the securities existed, and the differences could be material. After determining the fair value of our available-for-sale securities, gains or losses on these investments are recorded to other comprehensive income, until either the investment is sold or we determine that the decline in value is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in available-for-sale securities, these judgments primarily consider: the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt instrument will not mature and be paid in full; and our ability and intent to hold the investment to maturity. Given the current market conditions, these judgments could prove to be incorrect, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, if we decide not to hold an investment until its value recovers, it may result in the recognition of an other-than-temporary impairment.

Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
	(in thousand, except for percentage data)
			As adjusted (1)				As adjusted (1)
Product sales	$92,059	100%	$82,648	100%	$181,525	100%	$147,075	100%
Cost of product sales	41,304	45	31,825	39	76,743	42	60,415	41

Gross profit	50,755	55	50,823	61	104,782	58	86,660	59

Operating expenses:
Selling, general and administrative	30,776	33	23,857	29	58,231	32	44,493	31
Research and development	13,426	15	12,839	15	27,512	15	25,358	17
Amortization of purchased intangible assets	2,568	3	3,296	4	5,499	3	6,592	4

Total operating expenses	46,770	51	39,992	48	91,242	50	76,443	52

Income from operations	3,985	4	10,831	13	13,540	8	10,217	7
Other income and (expense):
Interest expense and other	(3,040)	(3)	(2,828)	(3)	(5,906)	(3)	(5,415)	(4)
Interest income and other	1,637	2	2,281	3	2,625	1	4,459	3

Income before income taxes	2,582	3	10,284	13	10,259	6	9,261	6
Income tax expense	(750)	(1)	(2,660)	(3)	(2,800)	(2)	(2,315)	(2)

Net income	$1,832	2	$7,624	10	$7,459	4	$6,946	4

(1)	Adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 12, “Long-Term Debt” to the unaudited condensed consolidated financial statements.
     See Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report for data presented by business segment and geographic composition.
Three and six months ended July 4, 2009 and June 28, 2008
Product Sales
     Product sales in the second quarter of 2009 increased by $9.4 million or 11.4% as compared to the second quarter of 2008 and in the first half of 2009 increased by $34.4 million or 23.4% as compared to the first half of 2008.

	Three Months Ended			Six Months Ended
	July 4, 2009	June 28, 2008	% Change	July 4, 2009	June 28, 2008	% Change
	(in thousands)			(in thousands)
Cardiovascular	$69,222	$57,506	20.4	$133,851	$97,727	37.0
ITC	22,837	25,142	9.2	47,674	49,348	3.4

Total product sales	$92,059	$82,648	11.4	$181,525	$147,075	23.4

     In the second quarter of 2009 as compared to the second quarter of 2008, Cardiovascular product sales increased by $11.7 million primarily due to higher sales of our HeartMate product line, partially offset by a decline in the Thoratec product line. ITC product sales decreased by $2.3 million, primarily due to delayed capital purchases by hospitals and physicians driven by the current economic environment and competitive pressure on the ProTime and skin incision businesses.

     In the first half of 2009 as compared to the first half of 2008, Cardiovascular product sales increased by $36.1 million primarily due to higher sales of our HeartMate product line following approval from the FDA of the HeartMate II for BTT in April 2008, this in part is offset by a decline in the Thoratec product line. In the U.S., nine HeartMate II centers have been added in first half of 2009 bringing the HeartMate II implanting centers to 110. In the first half of 2009, ITC product sales decreased by $1.7 million compared to the first half of 2008, primarily due to delayed capital purchases by hospitals and physicians driven by the current economic environment and competitive pressure on the ProTime and skin incision businesses, partially offset by higher sales to customers in pharmaceutical clinical trials.
     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 24% and 27% of our total product sales in the second quarter of 2009 and 2008, respectively and approximately 24% and 28% of our total product sales in the first half of 2009 and 2008, respectively.
Gross Profit
     Gross profit and gross margin are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands, except percentages)
Total gross profit	$50,755	$50,823	$104,782	$86,660

Total gross margin	55.1%	61.5%	57.7%	58.9%

     In the second quarter of 2009 as compared to the second quarter of 2008, Cardiovascular gross margin percentage decreased by 7.5% primarily attributable to an excess inventory reserve related to the HearMate XVE, manufacturing variances and unfavorable foreign exchange rates. ITC division gross margin percentage decreased by 8.0% primarily due to increased inventory reserves, manufacturing variances and lower volume.
     In the first half of 2009 as compared to the first half of 2008, Cardiovascular gross margin percentage decreased by 1.5% primarily attributable to an excess inventory reserve related to the HearMate XVE, increase in warranty reserves and unfavorable foreign currency exchange rates. ITC division gross margin percentage decreased by 6.5% primarily due to increase in inventory reserves, manufacturing variances and lower volume.
Selling, General and Administrative
     Selling, general and administrative expenses were $30.8 million in the second quarter of 2009 as compared to $23.9 million during the second quarter of 2008 and $58.2 million in the first half of 2009 as compared to $44.5 million in the first half of 2008.

	Three Months Ended			Six Months Ended
	July 4, 2009	June 28, 2008	% Change	July 4, 2009	June 28, 2008	% Change
	(in thousands)			(in thousands)
Total selling, general and administration	$30,776	$23,857	29.0	$58,231	$44,493	30.9

     In the second quarter of 2009 as compared to the second quarter of 2008, Cardiovascular costs increased by $0.1 million due to higher share-based compensation expense. ITC costs increased by $0.5 million, primarily due to higher quality system improvement costs. Corporate costs increased by $6.3 million primarily due to higher legal and consulting fees related to the previously intended acquisition of HeartWare International Inc. (“HeartWare”).
     In the first half of 2009 as compared to the first half of 2008, Cardiovascular costs increased by $2.2 million due to customer training and market development initiatives, including the users meetings. ITC costs increased by $1.1 million, primarily due to higher quality system improvement costs. Corporate costs increased by $10.4 million primarily due to higher legal and consulting fees related to the previously intended acquisition of HeartWare.

     The Company and HeartWare mutually agreed effective July 31, 2009 to terminate the definitive merger agreement pursuant to which the Company would have acquired HeartWare. See Note 17, “Subsequent Events,” to the unaudited condensed consolidated financial statements for further discussion.
Research and Development
     Research and development expenses in the second quarter of 2009 were $13.4 million, or 15% of product sales, compared to $12.8 million, or 15% of product sales, in the second quarter of 2008 and in the first half of 2009 were $27.5 million or 15% of product sales as compared to $25.4 million or 17% of product sales in the first half of 2008.

	Three Months Ended			Six Months Ended
	July 4, 2009	June 28, 2008	% Change	July 4, 2009	June 28, 2008	% Change
	(in thousands)			(in thousands)
Total research and development costs	$13,426	$12,839	4.6	$27,512	$25,358	8.5

     Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.
     In the second quarter of 2009 as compared to the second quarter of 2008, Cardiovascular costs increased by $0.8 million primarily due to increased research and development costs associated with the HeartMate product line peripheral enhancements and new product technology. ITC costs decreased by $0.2 million due to lower spending related to new product development.
     In the first half of 2009 as compared to the first half of 2008, Cardiovascular costs increased by $2.1 million primarily due to increased research and development costs associated with the HeartMate product line peripheral enhancements and new product technology. ITC costs increased by $0.1 million primarily due to higher share-based compensation expense.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the second quarter of 2009 was $2.6 million as compared to $3.3 million in the second quarter of 2008 and in the first half of 2009 was $5.5 million as compared to $6.6 million in the first half of 2008. The decrease in amortization expense of $0.7 million in the second quarter of 2009 and $1.1 million in the first half of 2009 resulted from certain intangibles assets at our Cardiovascular division being fully amortized during the first quarter of 2009.
Interest Expense and Other
     Interest expense and other was $3.0 million in the second quarter of 2009 as compared to $2.8 million in the second quarter of 2008 and $5.9 million in the first half of 2009 as compared to $5.4 million in the first half of 2008:

	Three Months Ended			Six Months Ended
	July 4, 2009	June 28, 2008	% Change	July 4, 2009	June 28, 2008	% Change
	(in thousands)			(in thousands)
Interest expense	$2,937	$2,725	7.8	$5,700	$5,209	9.4
Amortization of debt issuance costs related to senior subordinated convertible notes	103	103	—	206	206	—

Total interest expense	$3,040	$2,828	7.5	$5,906	$5,415	9.1

     Interest expense, which comprises primarily of the senior subordinated convertible notes, is calculated using the interest rate method and increases interest expense over the term of the debt resulting in a higher expense in the second quarter of 2009 and first half of 2009 as compared to the same periods in 2008.

Interest Income and Other
     Interest income and other in the second quarter of 2009 was $1.6 million as compared to $2.3 million in the second quarter of 2008 and in the first half of 2009 was $2.6 million as compared to $4.5 million in the first half of 2008. The components of interest and other income are as follows:

	Three Months Ended			Six Months Ended
	July 4, 2009	June 28, 2008	% Change	July 4, 2009	June 28, 2008	% Change
	(in thousands)			(in thousands)
Interest income	$1,419	$2,109	32.7	$2,723	$4,250	35.9
Foreign currency, net	(11)	15	168.5	(513)	83	715.2
Other	229	157	45.9	415	126	229.4

Total interest income and other	$1,637	$2,281	28.2	$2,625	$4,459	41.1

     Interest income in the second quarter of 2009 decreased by $0.7 million from the second quarter of 2008, due to the decline in market interest rates and shortened maturities on our investment portfolio.
     Interest income in the first half of 2009 decreased by $1.5 million from the first half of 2008, mainly due to the decline in market interest rates and shortened maturities on our investment portfolio. In addition, foreign currency increased by $0.6 million in the first half of 2009 as compared to the first half of 2008 because of certain foreign currency transactions related to inventory for our foreign operations, which are not hedged in our foreign currency contracts.
Income Taxes
     Our effective income tax rate was 29.0% for the second quarter of 2009 as compared to 25.9% for the second quarter of 2008. This 3.2% increase in our effective tax rate was primarily due to an increase in pre-tax earnings and lower tax exempt interest income.
     Our effective income tax rate was 27.3% for the first half of 2009 as compared to 25.0% for the first half of 2008. This 2.3% increase in our effective tax rate was primarily due to an increase in pre-tax earnings and lower tax exempt interest income, partially offset by a discrete benefit for $0.9 million recorded in the first quarter of 2009 attributable to a change in California tax law.
     Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Because relatively small changes in our forecasted profitability for 2009 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will be dependent on our profitability and could fluctuate significantly.

Liquidity and Capital Resources
Cash, Cash Equivalents and Investments
     Cash and cash equivalents include highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.
          Cash and cash equivalents classified as restricted are funds held by a third party. Pursuant to the loan agreement entered into concurrently with the execution and delivery of the merger agreement, the Company deposited $20.0 million (the “Loan Amount”) into an escrow account on February 13, 2009 and agreed to loan such funds to HeartWare. As announced on July 29, 2009, the U.S. Federal Trade Commission (“FTC”) informed the Company and HeartWare that it would file a complaint in U.S. Federal District Court to challenge the Company’s proposed acquisition of HeartWare. HeartWare and the Company’s decision to terminate the definitive merger agreement was in response to the FTC’s determination to challenge the proposed acquisition of HeartWare by the Company. See Note 17, “Subsequent Events” for further discussion. Despite the mutual termination of the definitive merger agreement between the Company and HeartWare, the Loan Amount continues to remain available for borrowing by HeartWare at any time prior to the earlier of (i) November 1, 2011, (ii) the date on which the outstanding portion of the Loan Amount borrowed by HeartWare, including any accrued and unpaid interest, as well as the portion of the Loan Amount remaining in the escrow account that have not been loaned to HeartWare, are converted into shares of HeartWare’s common stock, as further described below, or (iii) the date on which the outstanding principal of the Loan Amount borrowed by HeartWare becomes due and payable in full, whether by acceleration or otherwise, pursuant to the terms of the loan agreement. Beginning as of May 1, 2009, HeartWare may borrow up to an aggregate of $12.0 million and beginning as of July 31, 2009, HeartWare may borrow up to an aggregate of $20.0 million, under certain conditions provided in the loan agreement. The loan to HeartWare bears interest at a rate per annum equal to 10%. The principal amount, together with any accrued and unpaid interest on the principal amount, will be due and payable in full in cash on the earlier of (i) November 1, 2011 or (ii) the date on which the outstanding principal of the Loan Amount borrowed by HeartWare becomes due and payable in full, whether by acceleration or otherwise, pursuant to the terms of the loan agreement, See Note 4, “Restricted Cash and Cash Equivalents” for further discussion.
     Investments classified as short-term consist of various financial instruments such as commercial paper, U.S. government agency obligations and corporate notes. Bonds with high credit quality with maturities of greater than 90 days when purchased are classified as available-for-sale. Investments classified as long-term consist of our investments in auction rate securities.
     Following is a summary of our cash, cash equivalents and investments:

	July 4,	January 3,
	2009	2009
	(in thousands)
Cash and cash equivalents	$81,474	$107,053
Restricted cash and cash equivalents	20,036	—
Short-term investments	169,038	141,598
Long-term investments	24,682	29,959

Total cash, cash equivalents and investments	$295,230	$278,610

     We believe that cash and cash equivalents, short-term available-for-sale investments and expected cash flows from operations, will be sufficient to fund our operations and capital requirements for at least the next twelve months.
     As of July 4, 2009 we owned approximately $27.8 million face value of auction rate securities. The assets underlying these investments are student loans predominantly backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between A- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to 365 days. Beginning in February of 2008, these auctions began to fail. Although we have realized higher interest rates for many of these auction rate securities than the current market rates, the principal amount will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption or paid upon maturity. Therefore, our auction rate securities are classified as long-term and are valued at $24.7 million.

     As a result of these auction failures, these auction rate securities do not have a readily determinable market value. To estimate their fair values at July 4, 2009, we used a discounted cash flow model based on estimated interest rates, the present value of future principal and interest payments discounted at rates considered to reflect current market conditions, and the credit quality of the underlying securities. Specifically, we estimated the future cash flows over a five year period, and applied a credit default rate to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our auction rate securities in estimating fair values.
     The following table provides a reconciliation of the beginning and ending balances for auction rate securities measured at fair value using significant unobservable inputs (Level 3):

Auction Rate
Securities
(in thousands)
Balance at January 3, 2009	$29,959
Settlement at par	(9,400)
Unrealized holding gain, included in other comprehensive loss	4,123

Balance at July 4, 2009	$24,682

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
     We intend and have the ability to hold these auction rate securities until the market recovers, and the securities may recover to par or until maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable security balances of $250.5 million at July 4, 2009, the current lack of liquidity in the credit and capital markets will not have an impact on our liquidity, our cash flow or our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an other-than-temporary impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.
Long-term obligation
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The senior subordinated convertible notes were issued at an issue price of $580.98 per note, which is 58.098% of the principal amount at maturity of the notes. The senior subordinated convertible notes bear interest at a rate of 1.3798% per year on the principal amount at maturity, payable semi-annually in arrears in cash on May 16 and November 16 of each year, from November 16, 2004 until May 16, 2011. The Company has adopted FSP APB 14-1, applied retrospectively, which increases non-cash interest expense based on the assumed market rate of 9% percent per annum as compared to the cash coupon rate of 2.375% as further discussed in Note 12, “Long-Term Debt” of the notes to the unaudited condensed consolidated financial statements. Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.462 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes.

Cash Flow Activities
     Following is a summary of our cash flow activities:

	July 4,	June 28,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$17,076	$17,968
Net cash (used in) provided by investing activities	(45,611)	21,636
Net cash provided by financing activities	3,047	786
Effect of exchange rate changes on cash and cash equivalents	(91)	27

Net (decrease) increase in cash and cash equivalents	$(25,579)	$40,417

Cash Provided by Operating Activities
     For the six months ended July 4, 2009, cash provided by operating activities was $17.1 million. This amount included net income of $7.5 million increased by positive non-cash adjustments to net income of $19.8 million primarily comprised of $5.4 million related to depreciation, $5.5 million related to amortization, $1.8 million related to tax benefit related to stock options, $7.4 million related to share-based compensation expense and non-cash interest of $3.8 million. These positive cash contributions were partially offset by a decrease of $1.6 million related to excess tax benefits from share-based compensation and a decrease of $4.5 million in our net deferred tax liability. Changes in assets and liabilities used cash of $10.3 million primarily due to the decrease in accrued compensation liability and an increase in inventory at our Cardiovascular division.
Cash Used in Investing Activities
     For the six months ended July 4, 2009, cash used in investing activities was $45.6 million, due to purchases of investments of $90.2 million and a transfer of $20.0 million to an escrow account to be used by HeartWare in accordance with the loan agreement, partially offset by sales and maturities of investments of $70.6 million. In addition, we made $6.0 million of purchases of property, plant and equipment which included $4.5 million for leasehold improvements related to the expansion of our manufacturing facility and the office building at our Pleasanton headquarters and purchases of management information systems equipment at our Cardiovascular division and $1.5 million for manufacturing equipment and management information systems equipment at our ITC division.
Cash Provided by Financing Activities
     For the six months ended July 4, 2009, cash provided by financing activities was $3.0 million, primarily was comprised of $2.9 million from proceeds related to stock option exercises, $1.6 million from proceeds from stock issued under our employee stock purchase plan and $1.6 million from excess tax benefits from stock option exercises, offset by $3.1 million of restricted stock purchased for payment of income tax withholding due upon vesting.
Off Balance Sheet Arrangements
     We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. As of July 4, 2009, our Letter of Credit was approximately $1.0 million.
Contractual Obligations
     As of July 4, 2009, the liability for uncertain tax positions was $10.1 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
     During the three and six months ended July 4, 2009 there were no other material changes to our contractual obligations reported in our 2008 Annual Report on Form 10-K, as updated by the Current Report on Form 8-K dated June 11, 2009, outside our normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Interest Rate Risk
     Our investment portfolio is made up of marketable investments in money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at fair market value and are treated as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature due to the frequency with which the interest rate is reset and because such marketable securities represent the investment of cash that is available for current operations. Our auction rate securities that are not liquid are classified as long-term. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a loss if it were forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points and by 50 basis points, the change in our net unrealized gain or loss on investments would be $0.3 million and $0.6 million, respectively. We do not utilize derivative financial instruments to manage interest rate risks. Our senior subordinated convertible notes and the Levitronix convertible debenture do not bear interest rate risk as the notes and debenture were issued at a fixed rate of interest.
Foreign Currency Rate Fluctuations
     We use forward foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our U.K. subsidiary’s consolidated balance sheet that are not denominated in U.K. pounds). Our contracts typically have maturities of three months or less.
     As of July 4, 2009, we had forward contracts to sell euros with a notional value of €8.5 million and to purchase U.K. pounds with a notional value of £5.1 million, and as of June 28, 2008, we had forward contracts to sell euros with a notional value of €7.1 million and to purchase U.K. pounds with a notional value of £5.0 million. As of July 4, 2009, our forward contracts had an average exchange rate of one U.S. dollar to 0.7135 euros and one U.S. dollar to 0.6062 U.K. pounds. The forward contracts are valued based on exchange rates derived from an independent source of market participant assumptions and compiled from the information available. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates at July 4, 2009 would be approximately $2.1 million.
ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 9A of our 2008 Annual Report sets forth management’s report on internal control over financial reporting as of January 3, 2009.
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of July 4, 2009. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of July 4, 2009 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.
Changes to Internal Controls
     There have been no changes in our internal controls over financial reporting during the quarter ended July 4, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 4, 2009, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report and Part II, “Item 1A. Risk Factors” in our Q1 2009 Quarterly Report, which could materially affect our business, financial condition or future results. The risks described in our 2008 Annual Report and Q1 2009 Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three months ended July 4, 2009.
     The following table sets forth certain information about our common stock repurchased during the three months ended July 4, 2009:

			Total number	Approximate
			of shares	value of shares
	Total		purchased	authorized to be
	number		under	purchased under
	of shares	Average	publicly	publicly
	purchased	price paid	announced	announced
	(2)	per share	programs (1)	programs
	(in thousands, except per share data)
April 5, 2009 through May 2, 2009	1.5	$27.29	—	$—
May 3, 2009 through May 30, 2009	1.8	29.13	—	—
May 31, 2009 through July 4, 2009	1.3	26.05	—	—

Total	4.6	$27.63	—	$—

(1)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of our common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three months ended July 4, 2009. As July 4, 2009, we have $10.1 million remaining under our share repurchase programs.

(2)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders was held on May 13, 2009. The following items were voted upon and approved at the meeting:
1.	To elect the following directors to serve for the ensuing year until their successors are elected:

	Number of Votes
	For	Withheld
Gerhard F. Burbach	49,505,450	2,189,631
J. Daniel Cole	50,487,808	1,207,273
Steven H. Collis	50,981,069	714,012
Neil F. Dimick	47,462,953	4,232,128
Elisha W. Finney	50,985,139	709,942
D. Keith Grossman	25,317,885	26,377,196
Paul A. LaViolette	50,601,637	1,093,444
Daniel M. Mulvena	50,490,992	1,204,089
2.	To ratify of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for its fiscal year ending January 2, 2010:

Number of
Votes
For	51,060,271
Against	605,963
Abstain	28,847

ITEM 6. EXHIBITS

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: August 12, 2009	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: August 12, 2009	/s/ David V. Smith
David V. Smith
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)