Form 10-Q
period 2009-10-03
THORATEC CORP
filed 2009-11-12
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 3, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of October 31, 2009 the registrant has 56,868,989 shares of common stock outstanding.

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
THORATEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	October 3, 2009	January 3, 2009
		As adjusted (1)
ASSETS
Current assets:
Cash and cash equivalents	$28,000	$107,053
Short-term available-for-sale investments	235,328	141,598
Receivables, net of allowances of $1,346 and $947, respectively	58,802	55,065
Inventories	74,759	61,373
Deferred tax assets	8,250	8,397
Prepaid expenses and other assets	8,801	7,415

Total current assets	413,940	380,901

Property, plant and equipment, net	51,462	50,138
Goodwill	99,287	99,287
Purchased intangible assets, net	100,517	108,584
Long-term restricted cash and cash equivalents	16,000	—
Long-term available-for-sale investments	24,620	29,959
Other long-term assets	24,380	15,216

Total Assets	$730,206	$684,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,485	$10,563
Accrued compensation	19,605	25,550
Other accrued liabilities	15,729	12,410

Total current liabilities	48,819	48,523

Senior subordinated convertible notes	129,932	124,115
Long-term deferred tax liability	35,804	38,842
Other	8,265	6,326

Total Liabilities	222,820	217,806

Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 56,806 and 56,395 as of October 3, 2009 and January 3, 2009, respectively	—	—
Additional paid-in capital	549,300	528,657
Accumulated deficit	(39,506)	(56,634)
Accumulated other comprehensive loss:
Unrealized loss on investments	(872)	(3,337)
Cumulative translation adjustments	(1,536)	(2,407)

Total accumulated other comprehensive loss	(2,408)	(5,744)

Total shareholders’ equity	507,386	466,279

Total Liabilities and Shareholders’ Equity	$730,206	$684,085

(1)	Adjusted for the retrospective adoption of the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial settlements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt. See Note 12, “Long-Term Debt.”
See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
		As adjusted(1)		As adjusted(1)
Product sales	$87,917	$80,815	$269,442	$227,890
Cost of product sales	34,185	32,045	110,928	92,460

Gross profit	53,732	48,770	158,514	135,430

Operating expenses:
Selling, general and administrative	24,226	23,845	82,457	68,338
Research and development	13,350	13,443	40,862	38,801
Amortization of purchased intangible assets	2,568	3,295	8,067	9,887

Total operating expenses	40,144	40,583	131,386	117,026

Income from operations	13,588	8,187	27,128	18,404
Other income and (expense):
Interest expense and other	(3,261)	(2,834)	(9,167)	(8,249)
Interest income and other	7,134	2,183	9,759	6,642

Income before income taxes	17,461	7,536	27,720	16,797
Income tax expense	(5,684)	(1,478)	(8,483)	(3,793)

Net income	$11,777	$6,058	$19,237	$13,004

Net income per share:
Basic	$0.21	$0.11	$0.34	$0.24

Diluted	$0.20	$0.11	$0.33	$0.23

Shares used to compute net income per share:
Basic	56,683	55,328	56,511	54,702
Diluted	58,006	56,703	57,859	55,689

(1)	Adjusted for the retrospective adoption of the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial settlements, in accordance with ASC 470-20, Debt. See Note 12, “Long-Term Debt.”
See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands)

				Accumulated
		Additional		Other	Total	Total
	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Capital	Deficit	Income (Loss)	Equity	Income (loss)
BALANCE, DECEMBER 29, 2007, as previously reported	54,108	$458,383	$(61,577)	$1,223	$398,029

Retrospective application of accounting for convertible debt , net of taxes		28,462	(12,682)		15,780
BALANCE, DECEMBER 29, 2007, as adjusted (1)	54,108	486,845	(74,259)	1,223	413,809

Exercise of common stock options for cash	1,484	18,959			18,959
Issuance of common shares under Employee Stock Purchase Plan	77	1,050			1,050
Repurchase of common shares, net	375	(637)	(555)		(1,192)
Share-based compensation		7,792			7,792
Tax deduction related to employees’ and directors’ stock plans		5,386			5,386
Comprehensive income (loss):
Unrealized loss on available-for-sale investments (net of taxes of $2,104)				(4,225)	(4,225)	$(4,225)
Foreign currency translation adjustment				(837)	(837)	(837)
Net income (1)			13,004		13,004	13,004

Total comprehensive income						$7,942

BALANCE, SEPTEMBER 27, 2008 (1)	56,044	$519,395	$(61,810)	$(3,839)	$453,746

BALANCE, JANUARY 3, 2009, as previously reported	56,395	$500,195	$(39,751)	$(5,744)	$454,700

Retrospective application of accounting for convertible debt , net of taxes		28,462	(16,883)		11,579
BALANCE, JANUARY 3, 2009, as adjusted (1)	56,395	528,657	(56,634)	(5,744)	466,279

Exercise of common stock options for cash	463	6,598			6,598
Issuance of common shares under Employee Stock Purchase Plan	76	1,628			1,628
Tax deduction related to employees’ and directors’ stock plans		2,883			2,883
Repurchase and retirement of common shares, net	(128)	(1,146)	(2,109)		(3,255)
Share-based compensation		10,680			10,680
Comprehensive income (loss):
Unrealized gain on available-for-sale investments (net of taxes of $1,643)				2,465	2,465	$2,465
Foreign currency translation adjustment				871	871	871
Net income			19,237		19,237	19,237

Total comprehensive income						$22,573

BALANCE, OCTOBER 3, 2009	56,806	$549,300	$(39,506)	$(2,408)	$507,386

(1)	Adjusted for the retrospective adoption of the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial settlements, in accordance with ASC 470-20, Debt. See Note 12, “Long-Term Debt.”
See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	October 3,	September 27,
	2009	2008
		As adjusted (1)
Cash flows from operating activities:
Net income	$19,237	$13,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,441	17,675
Investment premium amortization, net	2,099	1,313
Write-down of investment	—	490
Non-cash expenses, net	1,836	198
Non-cash interest on convertible subordinated debt	5,816	5,376
Mark-to-market adjustment on HeartWare International, Inc. (“HeartWare”) conversion option	(1,786)	—
Recording of fair value of conversion option upon termination of the HeartWare merger agreement	(3,454)	—
Tax benefit related to stock options	2,885	5,386
Share-based compensation expense	10,685	7,967
Excess tax benefits from share-based compensation	(2,397)	(3,598)
Loss on disposal of assets	146	448
Change in net deferred tax liability	(3,528)	(6,590)
Changes in assets and liabilities:
Receivables	(3,456)	(13,811)
Inventories	(14,825)	(7,019)
Prepaid expenses and other assets	(5,412)	322
Accounts payable and other liabilities	40	12,114
Accrued income taxes, net	1,607	(3,368)

Net cash provided by operating activities	25,934	29,907

Cash flows from investing activities:
Purchases of available-for-sale investments	(224,817)	(143,797)
Sales of available-for-sale investments	97,577	90,419
Maturities of available-for-sale investments	44,773	52,742
Restricted cash and cash equivalents	(16,000)	—
HeartWare loan receivable	(4,000)	—
Purchases of property, plant and equipment	(9,681)	(6,876)

Net cash (used in) investing activities	(112,148)	(7,512)

Cash flows from financing activities:
Excess tax benefits from share-based compensation	2,397	3,598
Proceeds from stock option exercises	6,598	18,959
Proceeds from stock issued under employee stock purchase plan	1,628	1,050
Repurchase and retirement of common shares	(3,255)	(1,192)

Net cash provided by financing activities	7,368	22,415
Effect of exchange rate changes on cash and cash equivalents	(207)	(6)

Net (decrease) increase in cash and cash equivalents	(79,053)	44,804
Cash and cash equivalents at beginning of period	107,053	20,689

Cash and cash equivalents at end of period	$28,000	$65,493

Supplemental disclosure of cash flow information:
Cash paid for taxes	$7,834	$8,701

Cash paid for interest	$1,707	$1,707

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$1,732	$2,369

Purchases of property, plant and equipment through accounts payable and other liabilities	$1,682	$1,184

(1)	Adjusted for the retrospective adoption of the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial settlements, in accordance with ASC 470-20, Debt. See Note 12, “Long-Term Debt.”
See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Operations and Significant Accounting Policies
Basis of Presentation
     The interim condensed consolidated financial statements of Thoratec Corporation (“Thoratec” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in the Company’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company’s fiscal 2008 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in the Company’s Annual Report on Form 10-K as updated by the Current Report on Form 8-K dated June 11, 2009 (the “2008 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period. The financial statements of the prior periods presented in this Quarterly Report on Form 10-Q have been adjusted for the retrospective adoption of the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial settlements, as required by ASC 470-20, Debt. See Note 12, “Long-Term Debt” to these unaudited condensed consolidated financial statements for further discussion.
     The preparation of the Company’s unaudited condensed consolidated financial statements necessarily requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the unaudited condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
     The Company has evaluated subsequent events for the period from October 3, 2009, the date of these financial statements, through November 12, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of the ASC 855, Subsequent Events, there were no events or transactions occurring during this subsequent reporting period which require recognition or disclosure in these unaudited condensed consolidated financial statements.
Revenue Recognition and Product Warranty
     The Company recognizes revenue from product sales of its Cardiovascular and ITC segments when evidence of an arrangement exists, and title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Sales to distributors are recorded when title transfers. One distributor has certain limited product return rights. Other distributors have certain rights of return upon termination of their distribution agreement. A reserve for sales returns is recorded for these customers by applying a reasonable estimate of product returns based upon historical experience. No other direct sales customers or distributors have return rights.
     The majority of the Company’s products are covered by up to a two-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable, can be reasonably estimated and are included in “Cost of product sales.” The change in accrued warranty expense is summarized in the following table:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(in thousands)
Balance at beginning of period	$1,762	$1,367	$1,071	$1,006
Accruals for warranties issued	1,201	281	3,506	1,170
Settlements made	(682)	(682)	(2,296)	(1,210)

Balance at end of period	$2,281	$966	$2,281	$966

2. Recently Issued Accounting Standards
     In October 2009, the FASB issued Accounting Standards Updates (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for the Company for revenue arrangements entered into or materially modified after fiscal year ended 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its unaudited condensed consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). ASU No. 2009-14 amends ASC 985-605, Software: Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for the Company for revenue arrangements entered into or materially modified after fiscal year ended 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its unaudited condensed consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.
     In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which amends ASC 820-10, Fair Value Measurements and Disclosures—Overall. ASU No. 2009-12 permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments’ net asset value per share or its equivalent. This ASU also requires expanded disclosures. This guidance became effective for the Company on October 1, 2009 and did not have a material impact on its unaudited condensed consolidated financial statements upon adoption; however, it may impact the valuation of the Company’s future investments.

     On July 1, 2009, the Company adopted ASU No. 2009-1, Topic 105 — Generally Accepted Accounting Principles, which amended Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, to establish the ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the ASC superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in the Company’s consolidated financial statements have been replaced by references to the applicable sections of the ASC. The adoption of these sections did not have an impact on the Company’s unaudited condensed consolidated financial statements.
     In April 2009, the Company adopted ASC 320, Investments — Debt and Equity Securities, to modify the existing impairment model with respect to debt securities falling within the scope of investments for debt and equity securities. ASC 320 defines whether an other-than-temporary impairment (“OTTI”) will have occurred when either: (i) an entity has the intent to sell an impaired security; (ii) it is more likely than not that an entity will be required to sell an impaired security prior to its anticipated recovery in value; or (iii) an entity does not expect to recover the entire cost basis of an impaired security. In addition, this ASC 320 modifies the manner in which an OTTI is measured and presented on the statement of operations and requires expanded disclosures. ASC 320 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements, but resulted in additional disclosure requirements about the Company’s investments. See Note 4, “Investments in Available-for-Sale Securities” for further discussion.
     On January 4, 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures, which provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. On January 4, 2008, the Company adopted the applicable sections of ASC 820 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. At that time, the Company elected to defer adoption of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On January 4, 2009, the Company adopted the sections of ASC 820 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The applicable sections of ASC 820 were applied prospectively. The adoption of the various sections of ASC 820 is disclosed in Note 6, “Fair Value Measurements,” which are included in these unaudited condensed consolidated financial statements.
     On January 4, 2009, the Company adopted the applicable sections of ASC 805, Business Combinations, which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. Additionally, this ASC provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 amends the applicable sections of ASC 740, Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions made prior to January 4, 2009 also fall within the scope of these sections. During the nine months ended October 3, 2009, the Company expensed approximately $12.3 million of transaction costs recorded to “Selling, general and administrative” expenses in the unaudited condensed consolidated statements of operations related to the termination of the merger with HeartWare. The Company and HeartWare mutually agreed effective July 31, 2009 to terminate the definitive merger agreement pursuant to which the Company would have acquired HeartWare.
     On January 4, 2009, the Company adopted the applicable sections of ASC 805, Business Combinations, that address accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. These applicable sections address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. These sections generally apply to assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, Contingencies, if not acquired or assumed in a business combination. The adoption of these applicable sections did not have a material impact on the Company’s unaudited condensed consolidated financial statements; however, these sections may have an impact on the accounting for any future acquisitions.

     On January 4, 2009, the Company adopted the applicable sections of ASC 275, Risks and Uncertainties, and ASC 350, Intangibles — Goodwill and Other, that addresses the determination of the useful life of intangible assets. These sections address the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of these applicable sections did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
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
     As of October 3, 2009, the Company had gross unrealized gains from the Company’s investment in municipal bonds of $1.6 million and gross unrealized losses from its auction rate securities of $3.2 million.
     The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments as of October 3, 2009 and as of January 3, 2009 are as follows:

		Gross
	Amortized	unrealized	Fair
	cost	gains (losses)	value
	(in thousands)
October 3, 2009:
Short-term investments:
Municipal bonds, variable demand notes and corporate bonds	$233,698	$1,630	$235,328

Long-term investments:
Auction rate securities	$27,800	$(3,180)	$24,620

January 3, 2009:
Short-term investments:
Municipal bonds	$139,931	$1,667	$141,598

Long-term investments:
Auction rate securities	$37,200	$(7,241)	$29,959

     As of October 3, 2009, the Company owned approximately $27.8 million face amount of auction rate securities. The assets underlying these investments are student loans predominantly backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between A- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to 365 days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

     As a result of these auction failures, these auction rate securities do not have a readily determinable market value. Consistent with the fair value methodology used on January 3, 2009, the Company estimated fair values at October 3, 2009, using a discounted cash flow model based on estimated interest rates, the present value of future principal and interest payments discounted at rates considered to reflect current market conditions, and the credit quality of the underlying securities. Specifically, the Company’s management estimated the future cash flows over a five-year period, and applied a credit default rate to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market. As a result of feedback from outside consultants, and government activities including recent settlement agreements, management’s assumption on the expected recovery was modified to five years beginning at January 3, 2009 and this assumption continues to be applicable at October 3, 2009.
     The Company has recorded an estimated cumulative unrealized loss of $3.2 million ($1.9 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive gain/loss within shareholders’ equity. In addition, the Company’s management reviews impairments and credit loss associated with its investments, including auction rate securities to determine the classification of the impairment as “temporary” or “other-than-temporary” and to birfurcate the credit and non-credit component of an other-than-temporary impairment event. The Company (i) does not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intends to hold the investment to recovery and based on a more-likely-than-not probability assessment that will not be required to sell the security before recovery; and (iii) deems that it is not probable that it will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income. The Company’s auction rate securities are classified as long-term and are valued at $24.6 million using significant unobservable inputs. Further, the Company continues to liquidate investments in auction rate securities as opportunities arise. During the nine months ended October 3, 2009, $9.4 million in auction rate securities were liquidated at par in connection with issuer calls.
     If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge to earnings on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize the investments’ carrying value.
5. Long-Term Restricted Cash and Cash Equivalents
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
     Pursuant to the loan agreement entered into concurrently with the execution and delivery of the merger agreement, the Company deposited $20.0 million (the “Loan Amount”) into an escrow account on February 13, 2009 and agreed to loan such funds to HeartWare. As of October 3, 2009, HeartWare has drawn $4.0 million under the agreement (See Note 11 “Other Assets”), with the remaining balance of $16.0 million classified as long-term restricted cash and cash equivalents.
6. Fair Value Measurements
     On December 30, 2007, the Company adopted ASC 820, Fair Value Measurements and Disclosure. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. Fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

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
     The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	October 3, 2009
	Assets and			Significant
	liabilities		Quoted prices in	Other	Significant
	at carrying	Total	active markets for	observable	unobservable
	value	fair value	identical assets	inputs	inputs
			(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments — municipal bonds, variable demand notes and corporate bonds	$235,328	$235,328	$—	$235,328	$—
Long-term investments — auction rate securities	24,620	24,620	—	—	24,620
Mark to market on foreign exchange instruments (Note 7)	70	70	—	70	—
Convertible debenture with Levitronix LLC (disclosure only)	5,792	6,000	—	—	6,000
HeartWare loan receivable (Note 11) (disclosure only)	4,000	4,174	—	—	4,174
Conversion option on HeartWare loan agreement (Note 11)	5,240	5,240	—	—	5,240
Liabilities
Make-whole provision (Note 12)	31	31	—	—	31
Senior subordinated convertible notes (fair value for purposes of disclosure in Note 12)	129,932	224,540	—	224,540	—

	January 3, 2009
	Assets and			Significant
	liabilities at		Quoted prices in	Other	Significant
	carrying	Total	active markets for	observable	unobservable
	value	fair value	identical assets	inputs	inputs
			(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments — municipal bonds	$141,598	$141,598	$—	$141,598	$—
Long-term investments — auction rate securities	29,959	29,959	—	—	29,959
Convertible debenture with Levitronix LLC (disclosure only)	5,711	4,200	—	—	4,200
Liabilities
Mark to market on foreign exchange instruments (Note 7)	73	73	—	73	—
Make-whole provision (Note 12)	46	46	—	—	46
Senior subordinated convertible notes (fair value for purposes of disclosure in Note 12)	124,115	215,880	—	215,880	—

     Assets measured at fair value on a recurring basis using significant unobservable Level 3 inputs consist of securities with an auction reset feature (“auction rate securities”) whose underlying assets are student loans issued by various tax-exempt state agencies, most of which are supported by federal government guarantees and some of which are supported by private insurers. In addition the Company is using significant unobservable Level 3 inputs to value the conversion option included in the HeartWare loan agreement and recorded at fair value as referred to in Note 11 “Other Assets.” The Company is also using significant unobservable Level 3 inputs for its disclosure of the fair value of its convertible debenture with Levitronix LLC (“Levitronix”) and the HeartWare loan receivable disclosed in Note 11.
     The following table provides a reconciliation of the beginning and ending balances for the assets and liabilities for which fair value is measured using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Fair Value
	Unobservable
	Inputs
	(Level 3)	Assets	Liabilities
	(in thousands)
Balance at January 3, 2009	$29,959	$—	$46
Settlement at par	(100)	—	—
Unrealized holding loss on make-whole provision, included in interest income and other	—	—	25
Unrealized holding gain on auction rate securities, included in other comprehensive income	69	—	—

Balance at April 4, 2009	$29,928	$—	$71

Settlements at par	(9,300)	—	—
Unrealized holding gain on make-whole provision, included in interest income and other	—	—	(20)
Unrealized holding gain on auction rate securities, included in other comprehensive income	4,054	—	—

Balance at July 4, 2009	$24,682	$—	$51

Unrealized holding gain on make-whole provision, included in interest income and other	—	—	(20)
Recording of fair value of conversion option upon termination of the HeartWare merger agreement (Note 11)	—	3,454	—
Mark-to-market adjustment on conversion option for Heartware loan agrement (Note 11)	—	1,786	—
Unrealized holding loss on auction rate securities, included in other comprehensive income	(62)	—	—

Balance at October 3, 2009	$24,620	$5,240	$31

     The fair value, calculated using level 3 inputs, for disclosure purposes, on the Levitronix loan receivable as of October 3, 2009, and as of July 4, 2009 was $6.0 million, an increase of $1.8 million from balances at both April 4, 2009 and January 3, 2009. The fair value, calculated using level 3 inputs, for disclosure purposes, on the HeartWare loan receivable was $4.2 million as of October 3, 2009.
     The Company’s management will continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of the Company’s investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, the Company may be required to record additional unrealized losses in other comprehensive income or other-than-temporary impairment charges to the unaudited condensed consolidated statements of operations in future periods.

7. Foreign Exchange Instruments
     The Company utilizes foreign currency forward exchange contracts and options to mitigate against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions (primarily assets and liabilities on its U.K. subsidiary’s consolidated balance sheet that are not denominated in U.K. pounds). The Company does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of the Company’s hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency forward contract, the Company may experience material financial losses.
     On January 4, 2009, the Company adopted the accounting pronouncement which requires the disclosure about the Company’s objective of using derivative instruments for its forward foreign currency contracts that qualify as derivatives which is incorporated in ASC 815, Derivatives and Hedging, and do not qualify for hedge accounting. The impacts of the outstanding foreign currency contracts, with a maximum maturity of three months were as follows:

	Notional Amounts
	October 3,	September 27,
	2009	2008
	(in thousands)
Purchases	$8,816	$8,570
Sales	13,900	9,461
     As of October 3, 2009, the Company had forward contracts to sell euros with a notional value of €9.6 million and to purchase U.K. pounds with a notional value of £5.5 million, and as of September 27, 2008, the Company had forward contracts to sell euros with a notional value of €6.4 million and to purchase U.K. pounds with a notional value of £4.6 million. As of October 3, 2009, the Company’s forward contracts had an average exchange rate of one U.S. dollar to 0.687 euros and one U.S. dollar to 0.624 U.K. pounds. The forward contracts are valued based on exchange rates derived from an independent source of market participant assumptions and compiled from the information available. As of October 3, 2009, the estimated fair of value of these foreign currency contracts was $70,000, which was recorded in “Prepaid expenses and other assets.”
     The following represents the Company’s realized fair value of the forward currency contracts and offsets to the foreign currency exchange gains and losses which were included in “Interest income and other” in the unaudited condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
		(in thousands)
Foreign currency exchange (loss) gain on foreign currency contracts	$(803)	$325	$132	$(822)
Foreign currency exchange gain (loss) on foreign translation adjustments	1,042	(303)	(406)	928

8. Inventories
     Inventories consisted of the following:

	October 3,	January 3,
	2009	2009
	(in thousands)
Finished goods	$24,008	$24,373
Work in process	11,011	9,174
Raw materials	39,740	27,826

Total	$74,759	$61,373

9. Property, Plant and Equipment, net
     Property, plant and equipment, net, consisted of the following:

	October 3,	January 3,
	2009	2009
	(in thousands)
Land, building and improvements	$16,135	$16,135
Equipment and capitalized software	72,101	68,029
Furniture and leasehold improvements	30,986	27,424

Total	119,222	111,588
Less accumulated depreciation	(67,760)	(61,450)

Total	$51,462	$50,138

     Depreciation expense for the three months ended October 3, 2009 and September 27, 2008 was $2.9 million and $2.8 million, respectively, and for the nine months ended October 3, 2009 and September 27, 2008 was $8.3 million and $7.8 million, respectively.
10. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill was $99.3 million as of October 3, 2009 and as of January 3, 2009. The components of goodwill at October 3, 2009 were $95.0 million attributable to the Cardiovascular division and $4.3 million attributable to the ITC acquisition of the outstanding common shares of privately held A-VOX Systems, Inc. (“Avox”).
     The changes in the carrying amount of goodwill were as follows:

	October 3, 2009	January 3, 2009
	(in thousands)
Balance at the beginning of the fiscal period	$99,287	$98,368
Adjustment for the acquisition related to the Cardiovascular division	—	919

Balance at the end of the fiscal period	$99,287	$99,287

     On February 2001, the Company merged with Thermo Cardiosystems, Inc. (“TCA”). Prior to the merger with TCA (the “Merger”), TCA was a subsidiary of Thermo Electron Corporation (“TCI”). The components of identifiable intangible assets related to the Merger include: patents and trademarks, core technology (Thoralon, the Company’s proprietary bio-material), and developed technology (patent technology, other than core technology, acquired in the Merger). The components of intangible assets related to the October 2006 Avox acquisition include: patents and trademarks, developed technology and customer and distributor relationships and other. The combined components are included in purchased intangibles on the unaudited condensed consolidated balance sheets as follows:

	October 3, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
		(in thousands)
Patents and trademarks	$38,515	$(29,771)	$8,744
Core technology	37,485	(15,243)	22,242
Developed technology	125,742	(56,610)	69,132
Customer and distributor relationships and other	897	(498)	399

Total purchased intangible assets	$202,639	$(102,122)	$100,517

	January 3, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
		(in thousands)
Patents and trademarks	$38,515	$(28,803)	$9,712
Core technology	37,485	(13,765)	23,720
Developed technology	125,742	(51,098)	74,644
Customer and distributor relationships and other	897	(389)	508

Total purchased intangible assets	$202,639	$(94,055)	$108,584

     Amortization expense related to purchased intangible assets for the three months ended October 3, 2009 and September 27, 2008 was $2.6 million and $3.3 million, respectively and for the nine months ended October 3, 2009 and September 27, 2008 was $8.1 million and $9.9 million, respectively. The Company’s amortization expense is expected to be approximately $10.6 million in 2009, declining to $8.7 million by 2013. This decline in amortization expense is due to certain assets that were fully amortized at the beginning of 2009. Patents and trademarks have useful lives ranging from one to fifteen years, core and developed technology assets have useful lives ranging from two to thirteen years and customer and distributor relationships and other have useful lives ranging from one to six years.
11. Other Assets
     HeartWare Loan Agreement:
     On February 12, 2009, the Company entered into a definitive merger agreement with HeartWare, pursuant to which the Company intended to acquire HeartWare. The Company and HeartWare mutually agreed effective July 31, 2009 to terminate the definitive merger agreement pursuant to which the Company would have acquired HeartWare. As announced on July 29, 2009, FTC informed the Company and HeartWare that it would file a complaint in U.S. Federal District Court to challenge the Company’s proposed acquisition of HeartWare. HeartWare and the Company’s decision to terminate the definitive merger agreement was in response to the FTC’s determination to challenge the proposed acquisition of HeartWare by the Company.
     Pursuant to the HeartWare loan agreement, the Company deposited $20.0 million (the “Loan Amount”) into an escrow account on February 13, 2009 and agreed to loan such funds to HeartWare. Despite the mutual termination of the definitive merger agreement by the Company and HeartWare, the Loan Amount continues to remain available for borrowing by HeartWare at any time prior to the earlier of (i) November 1, 2011, (ii) the date on which the outstanding portion of the Loan Amount borrowed by HeartWare, including any accrued and unpaid interest, as well as the portion of the Loan Amount remaining in the escrow account that have not been loaned to HeartWare, are converted into shares of HeartWare’s common stock, as further described below, or (iii) the date on which the outstanding principal of the Loan Amount borrowed by HeartWare becomes due and payable in full, whether by acceleration or otherwise, pursuant to the terms of the loan agreement. Beginning as of May 1, 2009, HeartWare was able to borrow up to an aggregate of $12.0 million and beginning as of July 31, 2009, HeartWare was able to borrow up to an aggregate of $20.0 million, under certain conditions provided in the loan agreement. The loan to HeartWare bears interest at a rate per annum equal to 10%. The principal amount, together with any accrued and unpaid interest on the principal amount, will be due and payable in full in cash on the earlier of (i) November 1, 2011 or (ii) the date on which the outstanding principal of the Loan Amount borrowed by HeartWare becomes due and payable in full, whether by acceleration or otherwise, pursuant to the terms of the loan agreement. Following the mutual termination of the definitive merger agreement by the Company and HeartWare on July 31, 2009 and pursuant to the terms of the loan agreement, the Company may convert the Loan Amount including the amounts drawn down by HeartWare and accrued but unpaid interest thereon, into shares of HeartWare’s common stock, at the Company’s option. The Loan Amount is convertible into shares of HeartWare’s common stock, at the conversion price equal to $35.00 Australian dollars per share of HeartWare common stock, as adjusted pursuant to the terms of the loan agreement.

     The conversion option represents an embedded derivative that is required to be separated from the loan agreement as a derivative asset, in accordance with ASC 815, Derivatives and Hedging but was not considered outstanding for accounting purposes until the option becomes exercisable on the termination of the merger agreement.
     On July 31, 2009, upon termination of the merger agreement, the conversion option was initially recorded at fair value because the option was part of the merger negotiations and if the merger was consummated as planned, the option would have expired unexercised. Since the merger was terminated, the option became exercisable at the fair value of $3.5 million which is recorded upon termination of the HeartWare merger agreement in “Other income and expenses” in the unaudited condensed consolidated statement of operations. Additionally, the change in the fair value of the conversion option from July 31, 2009 to October 3, 2009 of $1.7 million was accounted for as a mark-to-market adjustment and classified in “Other income and expenses” in the unaudited condensed consolidated statements of operations. The fair value of the conversion option of $5.2 million is classified in “Other long-term assets” on the Company’s unaudited condensed consolidated balance sheets.
     The fair value of the conversion option is valued at the reporting date using a Binomial pricing model with assumptions on HeartWare’s stock price as of October 3, 2009, volatility rate of 49%, risk free interest rates based on Australian Treasury yields for two years and foreign exchange rates from Australian dollars to U.S. dollars as of October 3, 2009.
     On August 5, 2009 the loan to HeartWare of $4.0 million represents a draw down from the Loan Amount in escrow pursuant to the loan agreement. This loan is accounted for as long-term note bearing interest at a rate equal to 10% per annum, accrued monthly. As of October 3, 2009, the loan receivable of $4.0 million was included in “Other long-term assets” on the Company’s unaudited condensed consolidated balance sheets. The fair value of the loan receivable, based on a discounted cash flow valuation approach, was $4.2 million. If the Company had exercised its option to convert the Loan Amount to shares of HeartWare, as of October 3, 2009, its ownership in HeartWare would have been 7.4%.
     Levitronix Convertible Debenture:
     On August 23, 2006, the Company purchased a $5.0 million convertible debenture from Levitronix, a company with which it has a distribution arrangement to sell Levitronix products. The convertible debenture is a long-term note receivable with an annual interest rate of 5.7%, to be accrued monthly and at the option of Levitronix, paid in cash or in-kind semi-annually on February 23 and August 23 until its maturity on August 23, 2013. The Company may convert the debenture at any time at its option into membership interests of Levitronix at a conversion price of $4.2857, which may be adjusted as a result of certain corporate events. This conversion feature is not an embedded derivative, because the membership interests of the issuer are not readily convertible to cash. If the Company had converted the debenture as of October 3, 2009, its ownership in Levitronix would have been less than 5%.
     As of October 3, 2009, the convertible debenture of $5.0 million plus accrued interest of $0.8 million was included in “Other long-term assets” on the Company’s unaudited condensed consolidated balance sheets. The fair value of the convertible debenture, based on a discounted cash flows valuation approach, was $6.0 million at October 3, 2009.

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
     Holders of the senior subordinated convertible notes may convert their convertible notes into shares of the Company’s common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on October 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of its common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of the Company’s common stock at a conversion rate of 29.462 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, the Company may, at its option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes. As of October 3, 2009, no notes had been converted.
     Holders may require the Company to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if the Company experiences a change in control or a termination of trading of its common stock each holder may require the Company to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, to pay a make-whole premium. This premium is considered an embedded derivative and has been bifurcated from the senior subordinated convertible notes and recorded at its estimated fair value, $31,000 as of October 3, 2009. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, the Company’s stock price, volatility of the Company’s stock, the probability of the Company being acquired and the probability of the type of consideration used by a potential acquirer.
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
     On January 4, 2009, the Company adopted ASC 470-20, Debt, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion. ASC 470-20 requires retrospective application as of May 16, 2004. Additionally, the Company is required to account for the liability and equity components of the senior subordinated convertible notes separately in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The Company estimated the fair value of the senior subordinated convertible notes without the conversion feature as of the date of issuance (“liability component”). The estimated fair value of the liability component was approximately $95.1 million and was determined using a discounted cash flow approach. Key inputs used to estimate the fair value of the liability component included the following:

•	The Company’s estimated non-convertible borrowing rate as of May 16, 2004 — the date the senior subordinated convertible notes were issued;

•	The amount and timing of cash flows; and

•	The expected life.
     The excess of the proceeds received over the estimated fair value of the liability component totaling $48.5 million was allocated to the conversion feature (“equity component”) and a corresponding offset was recognized as a discount to reduce the net carrying value of the senior subordinated convertible notes. The discount is being amortized to interest expense over a seven-year period ending May 16, 2011 (the expected life of the liability component) using the effective interest method. Additionally, the Company is required to allocate transaction costs on the same percentage as the liability and equity component, such that a portion of the deferred debt issuance costs is allocated to the liability component to be amortized using the effective interest method until May 16, 2011, and the equity component to be included in additional paid-in capital.
     The adoption of this accounting pronouncement increased interest expense associated with the Company’s senior subordinated convertible notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (2.375% per year) of the senior subordinated convertible notes and the effective interest rate on debt borrowing (9% per year). The reconciliation of the results of operations for the three and nine months ended October 3, 2009 and September 27, 2008 consisted of the following:

	Three Months Ended October 3, 2009			Nine Months Ended October 3, 2009
		Incremental			Incremental
	Excluding	impact		Excluding	impact
	impact of	of adoption of		impact of	of adoption of
	ASC 470-20	ASC 470-20	As reported	ASC 470-20	ASC 470-20	As reported
	(in thousands, except per share amounts)
Net income before interest and amortization expense (net of tax)	$13,553		$13,553	$24,325		$24,325

Interest and amortization expense (net of tax):
Interest expense	(853)	$(1,996)	(2,849)	(2,559)	$(5,816)	(8,375)
Amortization of debt issuance costs	(155)	52	(103)	(465)	156	(309)
Income tax benefit	398	778	1,176	1,194	2,402	3,596

Impact on net income	(610)	$(1,166)	(1,776)	(1,830)	$(3,258)	(5,088)

Net income	$12,943		$11,777	$22,495		$19,237

Net income per share:
Basic	$0.23		$0.21	$0.40		$0.34

Diluted	$0.21		$0.20	$0.37		$0.33

Shares used to compute net income per share
Basic	56,683		56,683	56,511		56,511
Diluted	65,296		58,006	65,149		57,859

	Three Months Ended September 27, 2008			Nine Months Ended September 27, 2008
		Incremental			Incremental
	Excluding	impact		Excluding	impact
	impact of	of adoption of		impact of	of adoption of
	ASC 470-20	ASC 470-20	As reported	ASC 470-20	ASC 470-20	As reported
	(in thousands, except per share amounts)
Net income before interest and amortization expense (net of tax)	$7,792		$7,792	$18,012		$18,012

Interest and amortization expense (net of tax):
Interest expense	(853)	$(1,878)	(2,731)	(2,559)	$(5,376)	(7,935)
Amortization of debt issuance costs	(155)	53	(102)	(465)	157	(308)
Income tax benefit	398	701	1,099	1,194	2,041	3,235

Impact on net income	(610)	$(1,124)	(1,734)	(1,830)	$(3,178)	(5,008)

Net income	$7,182		$6,058	$16,182		$13,004

Net income per share:
Basic	$0.13		$0.11	$0.30		$0.24

Diluted	$0.12		$0.11	$0.28		$0.23

Shares used to compute net income per share
Basic	55,328		55,328	54,702		54,702
Diluted	63,993		56,703	62,979		55,689
     The impact of the adoption of ASC 470-20 in the opening balance sheets consisted of the following:

	Net Increase (Decrease)
				Additional
	Long-term	Debt issuance	Deferred tax	paid-in
	debt	Costs	liability	capital	Deficit
			(in thousands)
Allocation of long-term debt proceeds and issuance costs to equity component on issuance date	$(48,508)	$(1,462)	$18,584	$28,462	$—
Cumulative retrospective impact from amortization of discount on liability component and debt issuance costs	21,718	754	(8,282)	—	12,682

Cumulative retrospective impact as of December 29, 2007	(26,790)	(708)	10,302	28,462	12,682
Retrospective impact from amortization of discount on liability component and debt issuance costs during the period	7,155	209	(2,745)	—	4,201

Cumulative retrospective impact as of January 3, 2009	$(19,635)	$(499)	$7,557	$28,462	$16,883

				Additional
	Long-term	Debt issuance	Deferred tax	paid-in
	debt	costs	liability	capital	Deficit
			(in thousands)
January 3, 2009, balance as previously reported	$143,750	$1,475	$31,285	$500,195	$39,751
Cumulative retrospective impact as of January 3, 2009	(19,635)	(499)	7,557	28,462	16,883

January 3, 2009, as adjusted	$124,115	$976	$38,842	$528,657	$56,634

     As of October 3, 2009 and January 3, 2009, long-term debt and equity component (recorded in additional paid-in-capital, net of income tax benefit) consisted of the following:

	October 3, 2009	January 3, 2009
	(in thousands)
Long-term debt
Principal amount	$143,750	$143,750
Unamortized discount	(13,818)	(19,635)

Net carrying amount	$129,932	$124,115

Equity component, net of income tax benefit	$28,462	$28,462

     The Company may redeem either in whole or in part any of the senior subordinated convertible notes at any time beginning May 16, 2011, by giving the holders at least 30 days notice, at a redemption price equal to the sum of the issue price and the accrued original issue discount. If the holders converted the senior subordinated convertible notes into shares of the Company’s stock as of October 3, 2009, the if-converted value would be $216.3 million, based on the Company’s stock price of $29.67 per share on October 3, 2009, which amount exceeds the original value of $143.8 million by $72.5 million. This if-converted value is $31.1 million less than the $247.4 million face amount at maturity in 2034.
     The aggregate fair value of the senior subordinated convertible notes at October 3, 2009 was $224.5 million.
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
     Share-based compensation included in the unaudited condensed consolidated statements of operations consists of the following:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
		(in thousands)
Cost of product sales	$515	$371	$1,535	$1,284
Selling, general and administrative	1,993	1,511	6,459	4,747
Research and development	792	593	2,691	1,936

Total share-based compensation expense before taxes	3,300	2,475	10,685	7,967
Tax benefit for share-based compensation expense	1,159	1,124	3,219	2,919

Total share-based compensation (net of taxes)	$2,141	$1,351	$7,466	$5,048

     For the nine months ended October 3, 2009 and September 27, 2008, share-based compensation expense of $0.4 million and $0.5 million, respectively, was capitalized to inventory.
     The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. The Company reports the excess tax benefits from share-based compensation as financing cash flows in the unaudited condensed consolidated statements of cash flows. These amounts were $2.4 million and $3.6 million for the nine months ended October 3, 2009 and September 27, 2008, respectively.

     Cash proceeds from the exercise of stock options were $6.6 million and cash proceeds from the Company’s employee stock purchase plan were $1.6 million for the nine months ended October 3, 2009. Cash proceeds from the exercise of stock options were $19.0 million and cash proceeds from the Company’s employee stock purchase plan were $1.1 million for the nine months ended September 27, 2008. Additionally, for the nine months ended October 3, 2009, the Company purchased $3.3 million of restricted stock for payment of income tax withholding due upon vesting. For the nine months ended September 27, 2008, the Company purchased $1.2 million of restricted stock for payment of income tax withholding due upon vesting.
Equity Plan
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”). In May 2006 the 2006 Plan was amended by the Board of Directors and such amendment was approved by the Company’s shareholders and in May 2008 the 2006 Plan was amended by the Board of Directors and such amendment was approved by the Company’s shareholders. The 2006 Plan allows the Company to grant to employees and directors of, and consultants to, the Company up to a total of 5.4 million shares of stock awards. Each share issued from and after May 20, 2008 as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses, or performance share units reduces the number of shares available for issuance under the 2006 Plan by one and seventy-four hundredths (1.74) shares, and each share issued as stock options, restricted stock purchases or stock appreciation rights reduces the shares available for issuance under the 2006 Plan on a share-for-share basis. During the nine months ended October 3, 2009, approximately 344,000 options were granted under the 2006 Plan at an exercise price equal to the fair market value on the date of grant, and approximately 482,000 shares of restricted stock units were granted under the 2006 Plan. As of October 3, 2009, 2.1 million shares remained available for grant under the 2006 Plan.
Stock Options
     Upon approval in May 2006, the 2006 Plan replaced the Company’s previous common stock option plans and equity incentive plans. At October 3, 2009, the Company had options outstanding under the 2006 Plan and the replaced plans. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Vesting on options granted to officers will be accelerated in certain circumstances following a change in control of the Company.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Risk-free interest rate (weighted average)	3.08%	3.12%	2.34%	3.25%
Expected volatility	53%	40%	53%	40%
Expected option term (years)	4.90 to 6.03	4.89 to 6.07	4.91 to 6.02	5.08 to 6.07
Dividends	None	None	None	None
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
     At October 3, 2009, there was $3.9 million of unrecognized compensation expense related to stock options, which expense the Company expects to recognize over a weighted average period of 1.15 years. The aggregate intrinsic value of in-the-money options outstanding was $50.9 million, based on the closing price of the Company’s common stock on October 2, 2009, the last trading day for the nine months ended October 3, 2009, of $29.67, and the aggregate intrinsic value of options exercisable was $38.9 million. The aggregate intrinsic value of options vested and expected to vest was $50.1 million as of October 3, 2009. The intrinsic value of options exercised was $6.0 million as of October 3, 2009. The aggregate fair value of the options granted during the nine months ended October 3, 2009 was $4.1 million.

     Stock option activity is summarized as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Options	Average Exercise	Contractual
	(in thousands)	Price Per Share	Term (years)
Outstanding options at January 3, 2009	4,259	$16.37	5.98
Granted	344	24.01
Exercised	(463)	14.26
Forfeited or expired	(84)	23.27

Outstanding options at October 3, 2009	4,056	$17.11	5.77

Outstanding options exercisable at October 3, 2009	2,841	$15.99	4.86

Outstanding options vested at October 3, 2009 and expected to vest	3,936	$17.02	5.69

     The weighted average grant-date fair value of options granted during the first nine months of 2009 was $12.06 per share.
Restricted Stock
     The 2006 Plan allows for the issuance of restricted stock awards and restricted stock units, which awards or units may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to share-based compensation expense over the period of the restrictions, generally four years. The expense for these awards is determined based on the market price of the Company’s shares on the date of grant applied to the total number of shares that are granted.
     Recognized share-based compensation expense related to these restricted stock award grants was $4.3 million for the nine months ended October 3, 2009. As of October 3, 2009, the Company had $6.4 million of unrecognized compensation expense related to these restricted stock awards, which expense the Company expects to recognize over a weighted average period of 1.83 years. There were no restricted stock awards granted during the first nine months of 2009.
     Restricted stock award activity is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock awards at January 3, 2009	983	$16.83
Granted	—	—
Vested	(313)	17.07
Forfeited or expired	(39)	17.32

Outstanding unvested restricted stock awards at October 3, 2009	631	$16.68

Restricted Stock Units
     As of October 3, 2009, the Company had $7.6 million of unrecognized compensation expense related to restricted stock units, which expense the Company expects to recognize over a weighted average period of 3.36 years. The aggregate intrinsic value of the units outstanding, based on the Company’s stock price on October 3, 2009, was $13.6 million. In the first nine months of 2009, the Company issued restricted stock units to U.S and non-U.S. employees.
     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contractual
	(in thousands)	Value	Term (in years)
Outstanding units at January 3, 2009	28	$16.66	2.46
Granted	482	24.49
Released	(40)	23.91
Forfeited or expired	(11)	23.93

Outstanding units at October 3, 2009	459	$24.09	3.36

Employee Stock Purchase Plan
     In May 2002, the Company’s shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1st of each year, unless the Company’s Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on each of March 1, 2006, March 1, 2008 and March 1, 2009; the Company’s Board of Directors specified no increase as of each other year. Eligible employees may purchase a limited number of shares, over a six month period, of the Company’s common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the nine months ended October 3, 2009, approximately 75,843 shares of common stock were issued under the ESPP. As of October 3, 2009, approximately 356,568 shares remained available for issuance under this plan.
     The estimated subscription date fair value of the current offering under the ESPP is approximately $0.4 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	0.31%
Expected volatility	55%
Expected option life	0.50 years
Dividends	None
     As of October 3, 2009, there was approximately $0.1 million of unrecognized compensation expense related to ESPP subscriptions that began on May 1, 2009, which amount the Company expects to recognize during the fourth quarter of 2009.
14. Income Taxes
     The Company’s effective income tax rates were 32.6% and 19.6% for the three months ended October 3, 2009 and September 27, 2008, respectively, and 30.6% and 22.6% for the nine months ended October 3, 2009 and September 27, 2008, respectively. The Company’s effective income tax rate for the three and nine month periods ended September 27, 2008 was lower than the Company’s effective income tax rate for the three and nine month periods ended October 3, 2009 primarily due to a significant reduction in the amount of tax exempt interest income earned relative to pre-tax income.
     For the nine months ended October 3, 2009, the Company recorded a discrete benefit of approximately $0.6 million. Included in the $0.6 million is a discrete benefit of $0.9 million recorded in the first quarter of 2009 to reflect the effect of a change in California tax law which will permit the Company to make a beneficial apportionment election beginning in 2011. This election will impact the California state tax rate for certain of the Company’s existing long-term deferred tax assets and liabilities which are anticipated to reverse subsequent to 2010.

     The tax years 2006 through 2008 remain subject to audit by certain jurisdictions in which the Company is subject to taxation with the exception of California and New Jersey, which remain subject to audit from tax years 2004 to 2008, and the U.K., which remains subject to audit from tax years 2007 through 2008. However, because the Company had net operating losses and credits carried forward in several jurisdictions including U.S. federal and California, certain items attributed to closed years remain subject to adjustment by the relevant tax authority through an adjustment to tax attributes carried forward to open years. The Company is under audit by the state of California for its tax years from 2003 to 2007. Although the ultimate outcome and the timing of the conclusion of this examination is unknown, the Company believes that adequate amounts have been provided for any adjustments that may result from the current examination and that the final outcome will not have a material adverse effect on the Company’s unaudited condensed consolidated statements of operations.
     As of October 3, 2009 and January 3, 2009, the Company reported a net deferred tax liability of approximately $27.2 million and $29.1 million, respectively, comprised principally of temporary differences between the financial statement and income tax bases of intangible assets, and subordinated convertible notes.
     The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Unrecognized tax benefits increased by approximately $0.7 and $0.9 million for the three and nine months ended October 3, 2009, respectively, primarily as a result of positions taken during the current and prior year. Included in this increase is $0.2 million related to prior year positions taken on returns for compensation deductions, transfer pricing, apportionment methodologies, and as a result of foreign exchange rate fluctuations. These increases were offset by a decrease of approximately $0.1 million attributable to tax positions taken in prior years. The Company believes it is reasonably possible that unrecognized tax benefits will decrease by approximately $5.0 million within the next twelve months as a result of tax positions which may be taken on tax returns yet to be filed, the settlement of outstanding audits and the closure of certain years subject to examination under the relevant statute of limitations.
15. Net Income Per Share
     Basic and diluted net income per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net income for basic and diluted share calculation	$11,777	$6,058	$19,237	$13,004

Weighted average number of common shares-basic	56,683	55,328	56,511	54,702
Dilutive effect of stock-based compensation plans	1,323	1,375	1,348	987

Weighted average number of common shares-diluted	58,006	56,703	57,859	55,689

Net income per common share:
Basic	$0.21	$0.11	$0.34	$0.24

Diluted	$0.20	$0.11	$0.33	$0.23

     Basic net income per share is computed by dividing net income per share by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method.

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(in thousands)
Options to purchase shares not included in the computation of diluted income per share because their inclusion would be antidilutive	333	506	280	2,131

     The computation of diluted net income per share for the three and nine months ended October 3, 2009 and September 27, 2008 excludes the effect of assuming the conversion of the Company’s senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive for those periods.

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
     Business Segments:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(in thousands)
Product sales:
Cardiovascular	$65,114	$57,091	$198,964	$154,818
ITC	22,803	23,724	70,478	73,072

Total product sales	$87,917	$80,815	$269,442	$227,890

Income (loss) before income taxes and other:
Cardiovascular (a)(c)	$19,264	$11,647	$54,850	$26,871
ITC(a)(c)	(602)	793	(3,865)	2,870
Corporate (b)(c)	(5,074)	(4,253)	(23,857)	(11,337)

Income from operations	13,588	8,187	27,128	18,404
Other income and (expense):
Interest expense (b)	(3,261)	(2,834)	(9,167)	(8,249)
Interest income and other (b)	7,134	2,183	9,759	6,642

Income before income taxes	$17,461	$7,536	$27,720	$16,797

	October 3,	January 3,
	2009	2009
	(in thousands)
Total assets:
Cardiovascular	$343,770	$321,605
ITC	59,147	61,552
Corporate (b)	327,289	300,928

Total assets	$730,206	$684,085

(a)	The Cardiovascular segment includes amortization expense on purchased intangible assets of $2.4 million and $7.5 million for the three and nine months ended October 3, 2009, respectively, and $3.1 million and $9.3 million for the three and nine months ended September 27, 2008, respectively. The ITC segment also includes amortization expense of $0.2 million and $0.6 million for the three and nine months ended October 3, 2009, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 27, 2008, respectively.

(b)	Represents unallocated costs or assets, not specifically identified to any particular business segment.

(c)	Includes share-based compensation expense of $1.9 million, $1.0 million and $0.4 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended October 3, 2009 and $1.4 million, $0.7 million and $0.4 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended September 27, 2008 and share-based compensation expense of $6.1 million, $3.1 million and $1.5 million for Cardiovascular, ITC and Corporate, respectively, for the nine months ended October 3, 2009; and $4.7 million, $2.1 million and $1.2 million for Cardiovascular, ITC and Corporate, respectively, for the nine months ended September 27, 2008.

     Geographic Areas:
     Revenue attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. During the third quarter ended and first nine months of October 3, 2009 and September 27, 2008, no customer or international country represented individually greater than 10% of the Company’s total product sales. The geographic composition of the Company’s product sales was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(in thousands)
Domestic	$66,297	$61,674	$203,448	$167,731
International	21,620	19,141	65,994	60,159

Total product sales	$87,917	$80,815	$269,442	$227,890

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The HeartMate II
     The HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device consisting of a miniature rotary blood pump designed to provide intermediate and long-term mechanical circulatory support (MCS). The HeartMate II is designed to improve survival and quality of life and to provide five to ten years of circulatory support for a broad range of advanced HF patients. Significantly smaller than the HeartMate XVE and with only one moving part, the HeartMate II is simpler and designed to operate more quietly than pulsatile devices. In April 2008, we received FDA approval for the HeartMate II for BTT. In addition, the HeartMate II is in a Phase II pivotal trial in the U.S. for DT. In December 2008, we announced that the HeartMate II had demonstrated superiority in a pre-specified interim analysis to the HeartMate XVE, the control device in the DT pivotal study. This allowed us to gain FDA approval to end randomization in the ongoing continuous access protocol (“CAP”) phase of the DT study. In April 2009, we filed a pre-market approval (“PMA”) supplement with the FDA seeking to add the intended use of DT for the HeartMate II LVAS. The PMA filing includes data on a pivotal study cohort of 200 randomized patients, including two-year data on the first 167 patients enrolled. The filing also provides data on adjunctive cohorts totaling an additional 409 patients, including those who had been originally supported by an XVE who then elected to receive a HeartMate II, based on the need for device replacement, and patients enrolled under CAP. We filed an amendment to the PMA supplement submission with complete two-year data on all 200 randomized patients in July 2009. We have been in an interactive dialog with the FDA for most of the third quarter regarding the DT PMA supplement submission and believe that we have now provided responses to all engineering and clinical questions. We continue to believe that we are on track to receive approval for submission by early 2010. The device received CE Mark approval in November 2005, allowing for its commercial sale in Europe.
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
Vascular Graft Products
     The Vectra Vascular Access Graft is approved for sale in the U.S. and Europe. It is designed for use as a shunt between an artery and a vein, primarily to provide access to the bloodstream for renal hemodialysis patients requiring frequent needle punctures during treatment.

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
     In determining when to recognize revenue, management makes decisions on such matters as the fair values of the product and training elements when sold together, customer credit worthiness and warranty reserves. If any of these decisions proves incorrect, the carrying value of these assets and liabilities on our unaudited condensed consolidated balance sheets or the recorded product sales could be significantly different, which could have a material adverse effect on our results of operations for any fiscal period.
Reserves
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments owed to us for product sales and training services. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     The majority of our products are covered by up to a two-year limited manufacturer’s warranty from the date of shipment or installation. Estimated contractual warranty obligations are recorded when the related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated, at which time they are included in “Cost of product sales” in our unaudited condensed consolidated statements of operations. In determining the warranty reserve estimate, management makes judgments and estimates on such matters as repair costs and probability of warranty obligations.

     Estimated excess and obsolete inventory reserves are recorded when inventory levels exceed projected sales volume for a certain period of time. In determining the excess obsolete reserve, management makes judgments and estimates on matters such as forecasted sales volume. If sales volume differs from projections, adjustments to these reserves may be required.
     Management must make judgments to determine the amount of reserves to accrue. If any of these decisions proves incorrect, our unaudited condensed consolidated financial statements could be materially and adversely affected.
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
Evaluation of Purchased Intangibles and Goodwill for Impairment
     We periodically evaluate the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately-identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Management must make estimates of these future cash flows, if necessary, and the approximate discount rate, and if any of these estimates proves incorrect, the carrying value of these assets on our unaudited condensed consolidated balance sheets could become significantly impaired.
     Purchased intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. If there is an impairment, a new fair value would be determined. If the new fair value is less than the carrying amount, an impairment loss would be recognized.

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
Fair Value Measurements
     Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date.
     In determining fair value, we use various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. Fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets and liabilities utilizing Level 1 inputs include broker-dealer quote securities that can be traded in an active market. Since valuations are based on quoted prices that are readily and regularly available in an active market, a significant degree of judgment is not required.

•	Level 2 — Valuations based on quoted prices of similar investments in active markets, of similar or identical investments in markets that are not active or model based valuations for which all significant inputs and value drivers are observable, directly or indirectly. Assets and liabilities utilizing Level 2 inputs primarily include municipal bonds, variable demand notes, corporate bonds and our senior subordinated convertible notes, except the make-whole provision, which uses Level 3 inputs, described below.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include certain auction rate securities, our Levitronix convertible debenture, our HeartWare Loan Agreement and the make-whole feature of our senior subordinated convertible notes. Given the current credit market illiquidity for auction rate securities, our estimates are subject to significant judgment by management.
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
     Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been obtained had an active market for the securities existed, and the differences could be material. After determining the fair value of our available-for-sale securities, gains or losses on these investments are recorded to other comprehensive income, until either the investment is sold or we determine that the decline in value is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in available-for-sale securities, these judgments primarily consider: the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt instrument will not mature and be paid in full; and our ability and intent to hold the investment to maturity. Given the current market conditions, these judgments could prove to be incorrect, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, if we decide not to hold an investment until its value recovers it may result in the recognition of an other-than-temporary impairment.

Results of Operations
     The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
	(in thousand, except percentages)
			As adjusted (1)				As adjusted (1)
Product sales	$87,917	100%	$80,815	100%	$269,442	100%	$227,890	100%
Cost of product sales	34,185	39	32,045	40	110,928	41	92,460	41

Gross profit	53,732	61	48,770	60	158,514	59	135,430	59

Operating expenses:
Selling, general and administrative	24,226	28	23,845	29	82,457	31	68,338	30
Research and development	13,350	15	13,443	17	40,862	15	38,801	17
Amortization of purchased intangible assets	2,568	3	3,295	4	8,067	3	9,887	4

Total operating expenses	40,144	46	40,583	50	131,386	49	117,026	51

Income from operations	13,588	15	8,187	10	27,128	10	18,404	8
Other income and (expense):
Interest expense and other	(3,261)	(4)	(2,834)	(3)	(9,167)	(4)	(8,249)	(4)

Interest income and other	7,134	8	2,183	3	9,759	4	6,642	3

Income before income taxes	17,461	19	7,536	10	27,720	10	16,797	7
Income tax expense	(5,684)	(6)	(1,478)	(2)	(8,483)	(3)	(3,793)	(2)

Net income	$11,777	13	$6,058	8	$19,237	7	$13,004	5

(1)	Adjusted for the retrospective adoption of the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial settlements, in accordance with ASC 470-20, Debt. See Note 12, “Long-Term Debt” to our unaudited condensed consolidated financial statements.
     See Note 16 to our unaudited condensed consolidated financial statements in this Quarterly Report for data presented by business segment and geographic composition.

Three and nine months ended October 3, 2009 and September 27, 2008
Product Sales
     Product sales in the third quarter of 2009 increased by $7.1 million or 8.8% as compared to the third quarter of 2008 and in the first nine months of 2009 increased by $41.6 million or 18.2% as compared to the first nine months of 2008.

	Three Months Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Cardiovascular	$65,114	$57,091	14.0	$198,964	$154,818	28.5
ITC	22,803	23,724	3.9	70,478	73,072	3.5

Total product sales	$87,917	$80,815	8.8	$269,442	$227,890	18.2

     In the third quarter of 2009 as compared to the third quarter of 2008, Cardiovascular product sales increased by $8.0 million primarily due to higher sales of our HeartMate II, including the launch of new HeartMate external peripheral equipment, partially offset by a decline in the Thoratec product line and HeartMate XVE. ITC product sales decreased by $0.9 million, primarily due to delayed capital purchases by hospitals due to the current economic conditions, competitive pressure on the ProTime and skin incision businesses.
     In the first nine months of 2009 as compared to the first nine months of 2008, Cardiovascular product sales increased by $44.2 million primarily due to higher sales of our HeartMate II following approval from the FDA of the HeartMate II for BTT in April 2008, this in part is offset by a decline in the Thoratec product line and HeartMate XVE. In the U.S., fourteen HeartMate II centers have been added in first nine months of 2009 bringing the HeartMate II implanting centers to 115. Additionally, we have added twelve new HeartMate II implanting centers internationally, and we now have eighty-nine total HeartMate II implanting centers outside of the U.S. In the first nine months of 2009, ITC product sales decreased by $2.6 million compared to the first nine months of 2008, primarily due to delayed capital purchases by hospitals due to the current economic environment, competitive pressure on the ProTime and skin incision businesses
     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 25% and 24% of our total product sales in the third quarter of 2009 and 2008, respectively and approximately 24% and 26% of our total product sales in the first nine months of 2009 and 2008, respectively.
Gross Profit
     Gross profit and gross margin are as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(in thousands, except percentages)
Total gross profit	$53,732	$48,770	158,514	$135,430

Total gross margin	61.1%	60.3%	58.8%	59.4%

     In the third quarter of 2009 as compared to the third quarter of 2008, Cardiovascular gross margin percentage increased by 2.1% primarily attributable to favorable manufacturing variance driven by HeartMate II volume, non-pump margins, partially offset by unfavorable foreign exchange rates. ITC division gross margin percentage decreased by 6.2% primarily due to unfavorable manufacturing variances driven by volume and cuvette product quality control issue costs.

     In the first nine months of 2009 as compared to the first nine months of 2008, Cardiovascular gross margin percentage decreased by 0.3% primarily attributable to an excess inventory reserve related to the HeartMate XVE, increase in warranty reserves and unfavorable foreign currency exchange rates, partially offset by HeartMate II volume. ITC division gross margin percentage decreased by 6.4% primarily due to unfavorable manufacturing variance driven by volume and cuvette product quality control issue costs.
Selling, General and Administrative
     Selling, general and administrative expenses were as follows:

	Three Months Ended			Nine Months Ended
	October 3,	September 27,	%	October 3,	September 27,	%
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
Total selling, general and administration	$24,226	$23,845	1.6	$82,457	$68,338	20.7

     In the third quarter of 2009 as compared to the third quarter of 2008, Cardiovascular costs increased by $0.1 million due to higher sales and marketing expense in preparation for the DT launch. ITC costs increased by $0.2 million, primarily due to higher costs for quality system improvement offset by lower personnel expenses. Corporate costs increased by $0.1 million primarily due to higher legal and consulting fees paid on the terminated merger agreement with HeartWare International Inc. (“HeartWare”) partially offset by lower personnel expenses.
     In the first nine months of 2009 as compared to the first nine months of 2008, Cardiovascular costs increased by $2.3 million due to customer training and market development initiatives, including the users meetings and higher share-based compensation expense. ITC costs increased by $1.2 million, primarily due to higher quality system improvement costs offset by lower personnel expenses. Corporate costs increased by $10.6 million primarily due to higher legal and consulting fees paid on the terminated merger agreement with HeartWare partially offset by lower personnel expenses.
Research and Development
     Research and development expenses in the third quarter of 2009 were $13.4 million, or 15% of product sales, compared to $13.4 million, or 17% of product sales, in the third quarter of 2008 and in the first nine months of 2009 were $40.9 million or 15% of product sales as compared to $38.8 million or 17% of product sales in the first nine months of 2008.

	Three Months Ended			Nine Months Ended
	October 3,	September 27,	%	October 3,	September 27,	%
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
Total research and development costs	$13,350	$13,443	0.1	$40,862	$38,801	5.3

     Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.
     In the third quarter of 2009 as compared to the third quarter of 2008, Cardiovascular costs increased by $0.7 million primarily due to increased research and development costs associated with the HeartMate product line peripheral enhancements and new product technology. ITC costs decreased by $0.7 million due to lower spending related to new product development.
     In the first nine months of 2009 as compared to the first nine months of 2008, Cardiovascular costs increased by $2.7 million primarily due to increased research and development costs associated with the HeartMate product line peripheral enhancements and new product technology. ITC costs decreased by $0.6 million primarily due to lower spending related to new product development.

Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the third quarter of 2009 was $2.6 million as compared to $3.3 million in the third quarter of 2008 and in the first nine months of 2009 was $8.1 million as compared to $9.9 million in the first nine months of 2008. The decrease in amortization expense of $0.7 million in the third quarter of 2009 and $1.8 million in the first nine months of 2009 is attributable to certain intangible assets at our Cardiovascular division being fully amortized during the first quarter of 2009.
Interest Expense and Other
     Interest expense and other was $3.3 million in the third quarter of 2009 as compared to $2.8 million in the third quarter of 2008 and $9.2 million in the first nine months of 2009 as compared to $8.2 million in the first nine months of 2008:

	Three Months Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Interest expense	$3,158	$2,732	15.6	$8,858	$7,941	11.5
Amortization of debt issuance costs related to senior subordinated convertible notes	103	102	—	309	308	—

Total interest expense	$3,261	$2,834	15.1	$9,167	$8,249	11.1

     Interest expense, primarily comprised of the senior subordinated convertible notes, is calculated using the interest rate method and increases interest expense over the term of the debt resulting in a higher expense in the third quarter of 2009 and first nine months of 2009 as compared to the same periods in 2008.
Interest Income and Other
     Interest income and other in the third quarter of 2009 was $7.1 million as compared to $2.2 million in the third quarter of 2008 and in the first nine months of 2009 was $9.8 million as compared to $6.6 million in the first nine months of 2008. The components of interest and other income are as follows:

	Three Months Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Interest income	$1,561	$1,954	20.1	$4,284	$6,203	30.9
Foreign currency, net	239	22	986.4	(274)	106	358.5
Recording of conversion option upon termination on merger agreement	3,454	—	—	3,454	—	—
Mark-to-market adjustment on HearWare conversion option	1,786	—	—	1,786	—	—
Other	94	207	54.6	509	333	52.8

Total interest income and other	$7,134	$2,183	226.8	$9,759	$6,642	46.9

     Interest income in the third quarter of 2009 decreased by $0.4 million from the third quarter of 2008, primarily due to the decline in market interest rates and shortened maturities on our investment portfolio. In the third quarter we recorded $3.5 million in connection with the receipt of the conversion option under the HeartWare loan agreement and $1.8 million mark-to-market adjustment on HeartWare conversion option.
     Interest income in the first nine months of 2009 decreased by $1.9 million from the first nine months of 2008, primarily due to the decline in market interest rates and shortened maturities on our investment portfolio. During the first nine months of 2009 we recorded $3.5 million in connection with the receipt of the conversion option under the HeartWare loan agreement and $1.8 million mark-to-market adjustment on HeartWare conversion option. In addition, foreign currency decreased by $0.4 million in the first nine months of 2009 as compared to the first nine months of 2008 because of certain foreign currency transactions related to inventory for our foreign operations, which are not hedged in our foreign currency contracts.

Income Taxes
     Our effective income tax rate was 32.6% for the third quarter of 2009 as compared to 19.6% for the third quarter of 2008. This 13.0% increase in our effective tax rate was primarily due to an increase in pre-tax earnings and lower tax exempt interest income and Internal Revenue Code (“IRC”) Section 162(m) compensation deduction limitation, partially offset by an increase in research and development credits and recognition of production tax credits realized in the third quarter of 2009 as compared to the same period in 2008.
     Our effective income tax rate was 30.6% for the first nine months of 2009 as compared to 22.6% for the first nine months of 2008. This 8.0% increase in our effective tax rate was primarily due to an increase in pre-tax earnings, and lower tax exempt interest income and IRC Section 162(m) compensation deduction limitation, partially offset by an increase in research and development credits realized, recognition of production tax credits and a discrete benefit for $0.9 million recorded in the first quarter of 2009 attributable to a change in California tax law.
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
     Cash and cash equivalents classified as restricted are funds held by a third party. Pursuant to the HeartWare loan agreement, we deposited $20.0 million (the “Loan Amount”) into an escrow account on February 13, 2009 and agreed to loan such funds to HeartWare. Despite the mutual termination of the definitive merger agreement by the Company and HeartWare, the Loan Amount continues to remain available for borrowing by HeartWare at any time prior to the earlier of (i) November 1, 2011, (ii) the date on which the outstanding portion of the Loan Amount borrowed by HeartWare, including any accrued and unpaid interest, as well as the portion of the Loan Amount remaining in the escrow account that have not been loaned to HeartWare, are converted into shares of HeartWare’s common stock, or (iii) the date on which the outstanding principal of the Loan Amount borrowed by HeartWare becomes due and payable in full, whether by acceleration or otherwise, pursuant to the terms of the loan agreement. Beginning as of May 1, 2009, HeartWare was able to borrow up to an aggregate of $12.0 million and beginning as of July 31, 2009, HeartWare was able to borrow up to an aggregate of $20.0 million, under certain conditions provided in the loan agreement. The loan to HeartWare bears interest at a rate per annum equal to 10%. The principal amount, together with any accrued and unpaid interest on the principal amount, will be due and payable in full in cash on the earlier of (i) November 1, 2011 or (ii) the date on which the outstanding principal of the Loan Amount borrowed by HeartWare becomes due and payable in full, whether by acceleration or otherwise, pursuant to the terms of the loan agreement. Following the mutual termination of the definitive merger agreement by the Company and HeartWare on July 31, 2009 and pursuant to the terms of the loan agreement, we may convert the Loan Amount including the amounts drawn down by HeartWare and accrued but unpaid interest thereon, into shares of HeartWare’s common stock, at our option. The Loan Amount is convertible into shares of HeartWare’s common stock, at the conversion price equal to $35.00 Australian dollars per share of HeartWare common stock, as adjusted pursuant to the terms of the loan agreement.

     Investments classified as short-term consist of various financial instruments such as commercial paper, U.S. government agency obligations and corporate notes. Bonds with high credit quality with maturities of greater than 90 days when purchased are classified as available-for-sale. Investments classified as long-term consist of our investments in auction rate securities.
     Following is a summary of our cash, cash equivalents and investments:

	October 3,	January 3,
	2009	2009
	(in thousands)
Cash and cash equivalents	$28,000	$107,053
Short-term investments	235,328	141,598
Long-term restricted cash and cash equivalents	16,000	—
Long-term investments	24,620	29,959

Total cash, cash equivalents and investments	$303,948	$278,610

     We believe that cash and cash equivalents, short-term available-for-sale investments and expected cash flows from operations, will be sufficient to fund our operations and capital requirements for at least the next twelve months.
     As of October 3, 2009 we owned approximately $27.8 million face value of auction rate securities. The assets underlying these investments are student loans predominantly backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between A- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to 365 days. Beginning in February of 2008, these auctions began to fail. Although we have realized higher interest rates for many of these auction rate securities than the current market rates, the principal amount will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption or paid upon maturity. Therefore, our auction rate securities are classified as long-term and are valued at $24.6 million.
     We recorded an estimated cumulative unrealized loss of $3.2 million ($1.9 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive gain/loss within shareholders’ equity. In addition, our management reviews impairments and credit loss associated with its investments, including auction rate securities to determine the classification of the impairment as “temporary” or “other-than-temporary” and to birfurcate the credit and non-credit component of an other-than-temporary impairment event. We do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; intend to hold the investment to recovery and based on a more-likely-than-not probability assessment we will not be required to sell the security before recovery; and (deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income. Our auction rate securities are classified as long-term and are valued at $24.6 million using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. During the nine months ended October 3, 2009, $9.4 million in auction rate securities were liquidated at par in connection with issuer calls.

Long-term obligation
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The senior subordinated convertible notes were issued at an issue price of $580.98 per note, which is 58.098% of the principal amount at maturity of the notes. The senior subordinated convertible notes bear interest at a rate of 1.3798% per year on the principal amount at maturity, payable semi-annually in arrears in cash on May 16 and November 16 of each year, from November 16, 2004 until May 16, 2011. We have applied, retrospectively, the adoption of recent guidance for the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial settlements, which increases non-cash interest expense based on the assumed market rate of 9% percent per annum as compared to the cash coupon rate of 2.375% as further discussed in Note 12, “Long-Term Debt” of the notes to the unaudited condensed consolidated financial statements. Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on October 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.462 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes.
Cash Flow Activities
     Following is a summary of our cash flow activities:

	October 3,	September 27,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$25,934	$29,907
Net cash (used in) investing activities	(112,148)	(7,512)
Net cash provided by financing activities	7,368	22,415
Effect of exchange rate changes on cash and cash equivalents	(207)	(6)

Net (decrease) increase in cash and cash equivalents	$(79,053)	$44,804

Cash Provided by Operating Activities
     For the nine months ended October 3, 2009, cash provided by operating activities was $25.9 million. This amount included net income of $19.2 million increased by positive non-cash adjustments to net income of $28.7 million primarily comprised of $8.3 million related to depreciation, $8.1 million related to amortization, $2.9 million related to tax benefit associated with stock options, $10.7 million related to share-based compensation expense, $5.8 million related to interest on the convertible debt, and $1.8 million related to non-cash interest. These positive cash contributions were partially offset by a decrease of $2.4 million related to excess tax benefits from share-based compensation, , and a decrease of $5.2 million non-cash gain on the convertible option related to the HeartWare loan agreement, and $3.5 million in our net deferred tax liability. Changes in assets and liabilities used cash of $22.0 million primarily due to the decrease in accrued compensation liability, and an increase in prepaid expenses and other assets, accounts receivable and inventory at our Cardiovascular division.
Cash Used in Investing Activities
     For the nine months ended October 3, 2009, cash used in investing activities was $112.1 million, due to purchases of investments of $224.8 million and pursuant to the HeartWare loan agreement, a transfer of $16.0 million to an escrow account and $4.0 million loan to HeartWare, partially offset by sales and maturities of investments totaling $142.3 million. In addition, we made $9.7 million of purchases of property, plant and equipment which included $7.6 million for leasehold improvements related to the expansion of our manufacturing facility and the office building at our Pleasanton headquarters and purchases of management information systems equipment at our Cardiovascular division and $2.1 million for manufacturing equipment and management information systems equipment at our ITC division.
Cash Provided by Financing Activities
     For the nine months ended October 3, 2009, cash provided by financing activities was $7.4 million, primarily comprised of $6.6 million from proceeds related to stock option exercises, $1.6 million from proceeds from stock issued under our employee stock purchase plan and $2.4 million from excess tax benefits from stock option exercises, offset by $3.2 million of restricted stock purchased for payment of income tax withholding due upon vesting.

Off Balance Sheet Arrangements
     We maintain Irrevocable Standby Letters of Credit as part of our workers’ compensation insurance program. The Letters of Credit are not collateralized. The Letters of Credit automatically renew on June 30th of each year, unless terminated by one of the parties. As of October 3, 2009, our Letters of Credit balance was approximately $0.8 million.
Contractual Obligations
     As of October 3, 2009, the liability for uncertain tax positions was $10.9 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
     During the three and nine months ended October 3, 2009 there were no other material changes to our contractual obligations reported in our 2008 Annual Report on Form 10-K, as updated by the Current Report on Form 8-K dated June 11, 2009, outside our normal course of business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Interest Rate Risk
     Our investment portfolio is made up of marketable investments in money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at fair market value and are treated as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature due to the frequency with which the interest rate is reset and because such marketable securities represent the investment of cash that is available for current operations. Our auction rate securities that are not liquid are classified as long-term. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a loss if we were forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points and by 50 basis points, the change in our net unrealized gain or loss on investments would be $0.4 million and $0.7 million, respectively. We do not utilize derivative financial instruments to manage interest rate risks. Our senior subordinated convertible notes, the Levitronix convertible debenture and the HeartWare loan do not bear interest rate risk as the notes and debenture were issued at a fixed rate of interest.
Foreign Currency Rate Fluctuations
     We use forward foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our U.K. subsidiary’s consolidated balance sheet that are not denominated in U.K. pounds). Our contracts typically have maturities of three months or less.
     As of October 3, 2009, we had forward contracts to sell euros with a notional value of €9.6 million and to purchase U.K. pounds with a notional value of £5.5 million, and as of September 27, 2008, we had forward contracts to sell euros with a notional value of €6.4 million and to purchase U.K. pounds with a notional value of £4.6 million. As of October 3, 2009, our forward contracts had an average exchange rate of one U.S. dollar to 0.687 euros and one U.S. dollar to 0.624 U.K. pounds. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates at October 3, 2009 would be approximately $2.3 million.

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
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of October 3, 2009. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of October 3, 2009 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.
Changes to Internal Controls
     There have been no changes in our internal controls over financial reporting during the quarter ended October 3, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 3, 2009, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
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

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three months ended October 3, 2009.
     The following table sets forth certain information about our common stock repurchased during the three months ended October 3, 2009:

			Total number	Approximate
			of shares	value of shares
	Total		purchased	authorized to be
	number		under	purchased under
	of shares	Average	publicly	publicly
	purchased	price paid	announced	announced
	(2)	per share	programs (1)	programs
	(in thousands, except per share data)
July 5, 2009 through August 1, 2009	2.3	$25.34	—	$—
August 2, 2009 through August 29, 2009	1.9	26.80	—	—
August 30 through October 3, 2009	1.7	28.26	—	—

Total	5.9	$26.62	—	$—

(1)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of our common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three months ended October 3, 2009. As of October 3, 2009, we have $10.1 million remaining under our share repurchase programs.

(2)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and restricted stock units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

ITEM 6. EXHIBITS

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: November 12, 2009	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: November 12, 2009	/s/ David V. Smith
David V. Smith
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)