Form 10-Q
period 2010-04-03
THORATEC CORP
filed 2010-05-05
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of April 23, 2010, the registrant had 57,328,056 shares of common stock outstanding.

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
THORATEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	April 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$31,798	$26,461
Short-term available-for-sale investments	282,364	279,174
Receivables, net of allowances of $738 and $844, respectively	73,596	66,088
Inventories	63,562	66,935
Deferred tax assets	12,561	12,261
Prepaid expenses and other assets	10,637	6,947

Total current assets	474,518	457,866

Property, plant and equipment, net	52,276	51,852
Goodwill	99,287	99,287
Purchased intangible assets, net	98,659	99,859
Long-term available-for-sale investments	23,946	24,634
Other long-term assets	10,918	13,059

Total Assets	$759,604	$746,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,600	$8,532
Accrued compensation	15,277	22,407
Other accrued liabilities	12,494	14,772

Total current liabilities	40,371	45,711

Senior subordinated convertible notes	134,015	131,929
Long-term deferred tax liability	29,986	31,720
Other	11,440	12,069

Total Liabilities	215,812	221,429

Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 57,309 and 57,043 as of April 3, 2010 and January 2, 2010, respectively	—	—
Additional paid-in capital	567,913	557,418
Accumulated deficit	(20,686)	(30,321)
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,308)	(648)
Cumulative translation adjustments	(2,127)	(1,321)

Total accumulated other comprehensive loss	(3,435)	(1,969)

Total Shareholders’ Equity	543,792	525,128

Total Liabilities and Shareholders’ Equity	$759,604	$746,557

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 3,	April 4,
	2010	2009
Product sales	$121,578	$89,466
Cost of product sales	45,705	35,439

Gross profit	75,873	54,027

Operating expenses:
Selling, general and administrative	28,470	27,455
Research and development	23,068	14,086
Amortization of purchased intangible assets	2,614	2,931

Total operating expenses	54,152	44,472

Income from operations	21,721	9,555
Other income and (expense):
Interest expense and other	(2,880)	(2,866)
Interest income and other	1,708	988
Impairment on investment	(2,000)	—

Income before income taxes	18,549	7,677
Income tax expense	(6,116)	(2,050)

Net income	$12,433	$5,627

Net income per share:
Basic	$0.22	$0.10

Diluted	$0.21	$0.10

Shares used to compute net income per share (1):
Basic	56,638	55,527
Diluted	58,106	56,882
See notes to the unaudited condensed consolidated financial statements.

(1) See Note 14, “Net Income Per Share,” for the computation of basic and diluted calculation using the two-class method.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	April 3,	April 4,
	2010	2009
Cash flows from operating activities:
Net income	$12,433	$5,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,179	5,537
Investment premium amortization, net	1,250	691
Non-cash expenses, net	(573)	(47)
Non-cash interest expense	2,940	2,763
Impairment on investment	2,000	—
Tax benefit related to stock options	2,446	1,119
Share-based compensation expense	4,684	4,036
Excess tax benefits from share-based compensation	(2,185)	(1,041)
Loss on disposal of assets	19	—
Change in net deferred tax liability	(1,729)	(2,801)
Changes in assets and liabilities:
Receivables	(7,979)	(4,552)
Inventories	2,135	(4,264)
Prepaid expenses and other assets	(889)	(110)
Accounts payable and other liabilities	(3,760)	(7,103)
Accrued income taxes, net	(5,067)	1,501

Net cash provided by operating activities	10,904	1,356
Cash flows from investing activities:
Purchases of available-for-sale investments	(117,447)	—
Sales of available-for-sale investments	80,536	20,808
Maturities of available-for-sale investments	32,090	10,460
Restricted cash and cash equivalents	—	(20,000)
Purchase of patents	(1,414)	—
Purchases of property, plant and equipment	(2,018)	(3,646)

Net cash (used in) provided by investing activities	(8,253)	7,622
Cash flows from financing activities:
Excess tax benefits from share-based compensation	2,185	1,041
Proceeds from stock option exercises	4,772	1,033
Repurchase and retirement of common shares	(4,222)	(2,894)

Net cash provided by (used in) financing activities	2,735	(820)
Effect of exchange rate changes on cash and cash equivalents	(49)	163

Net increase in cash and cash equivalents	5,337	8,321
Cash and cash equivalents at beginning of period	26,461	107,053

Cash and cash equivalents at end of period	$31,798	$115,374

Supplemental disclosure of cash flow information:
Cash paid for taxes	$10,532	$2,180

Supplemental disclosure of non-cash investing and financing activities:
Transfers of equipment from inventory	$1,237	$41

Purchases of property, plant and equipment through accounts payable and accrued liabilities	$79	$149

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Operations and Significant Accounting Policies
Basis of Presentation
     The interim unaudited condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “us,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2009 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our Annual Report on Form 10-K (the “2009 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.
     The preparation of our unaudited condensed consolidated financial statements necessarily requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the unaudited condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The actual amounts could differ from those estimated amounts.
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

	Balance	Accruals of		Balance
	Beginning	Warranties	Settlements	End
	of Period	Issued	Made	of Period
	(in thousands)
Three months ended April 3, 2010	$2,472	$835	$(815)	$2,492
Three months ended April 4, 2009	$1,071	$1,072	$(882)	$1,261

2. Accounting Standards
     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosures for each class of assets and liabilities and including disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity, on a gross basis, for the fair value measurements. We adopted the requirements of this ASU during the quarter ended April 3, 2010 which are disclosed in our Note 5, “Fair Value Measurements.”
     In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for revenue arrangements entered into or materially modified after the fiscal year 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our unaudited condensed consolidated financial statements.
3. Cash and Cash Equivalents
     Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are measured at Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures.
4. Investments
     Our investment portfolio is comprised of short-term and long-term investments. Investments classified as short-term available-for-sale consist primarily of municipal bonds, corporate bonds, commercial paper and variable demand notes. Investments classified as long-term available-for-sale consist of auction rate securities, whose underlying assets are student loans. In addition, our long-term investments associated with the deferred compensation plans are classified as trading and consist of the cash surrender value of our corporate owned life insurance policies.
     Our investments in available-for-sale securities are recorded at estimated fair value on our financial statements, and the temporary differences between cost and estimated fair value are presented as a separate component of accumulated other comprehensive loss.
     As of April 3, 2010, we had unrealized gains before tax from our investment in municipal bonds, corporate bonds, commercial paper and variable demand notes of $1.5 million and unrealized losses before tax from our auction rate securities of $3.8 million.
     The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments as of April 3, 2010 and as of January 2, 2010 by major security type are as follows:

		Gross
	Amortized	unrealized	Fair
	cost	gains (losses)	value
		(in thousands)
April 3, 2010:
Short-term investments:
Municipal bonds	$201,612	$1,139	$202,751
Variable demand notes	62,447	—	62,447
Corporate bonds	13,826	353	14,179
Commercial paper	2,987	—	2,987

	$280,872	$1,492	$282,364

Long-term investments:
Auction rate securities	$27,700	$(3,754)	$23,946

January 2, 2010:
Short-term investments:
Municipal bonds	$196,650	$1,526	$198,176
Variable demand notes	66,865	—	66,865
Corporate bonds	13,785	348	14,133

	$277,300	$1,874	$279,174

Long-term investments:
Auction rate securities	$27,700	$(3,066)	$24,634

     As of April 3, 2010, we owned approximately $27.7 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between A- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.
     As a result of these auction failures, these auction rate securities do not have a readily determinable market value. We estimated fair values at April 3, 2010 using a discounted cash flow model based on estimated interest rates, the present value of future principal and interest payments discounted at rates considered to reflect current market conditions, and the credit quality of the underlying securities. Specifically, our management estimated the future cash flows over a five-year period, and applied a credit default rate to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market.
     As of April 3, 2010 we have recorded an estimated cumulative unrealized loss of $3.8 million ($2.3 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive loss within shareholders’ equity. In addition, our management reviews impairments and credit losses associated with its investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and based on a more-likely-than-not probability assessment we will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive loss. Our auction rate securities are classified as long-term and are valued at $23.9 million using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise.
     If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge to earnings on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize the investments’ carrying value.
     The aggregate market value of our trading investments as of April 3, 2010 and as of January 2, 2010 are as follows:

Fair
Value
(in thousands)
April 3, 2010:
Other long-term assets — carrying value of investments – deferred compensation plan	$2,590

January 2, 2010:
Other long-term assets — carrying value of investments – deferred compensation plan	$2,436

     The investments associated with the deferred compensation plans are included in “Other long-term assets” on our condensed consolidated balance sheets at the fair value of the cash surrender value of our corporate owned life insurance policies. The realized gain from the change in the fair value of the cash surrender value for the three months ended April 3, 2010 of $0.2 million is included in “Interest expense and other”.
5. Fair Value Measurements
     ASC 820, Fair Value Measurements and Disclosure, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we used various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. Fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
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

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices of similar investments in active markets, of similar or identical investments in markets that are not active or model based valuations for which all significant inputs and value drivers are observable, directly or indirectly.

Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.
     The following table represents the hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis:

	April 3, 2010
	Assets and			Significant
	liabilities		Quoted prices in	other	Significant
	at carrying	Total	active markets for	observable	unobservable
	value	fair value	identical assets	inputs	inputs
			(Level 1)	(Level 2)	(Level 3)
			(in thousands)
Assets
Short-term investments:
Municipal bonds	$202,751	$202,751	$—	$202,751	$—
Variable demand notes	62,447	62,447	—	62,447	—
Corporate bonds	14,179	14,179	—	14,179	—
Commercial paper	2,987	2,987	—	2,987	—
Prepaid expenses and other assets — mark to market on foreign exchange instruments (Note 6)	37	37	—	37	—
Long-term investments — auction rate securities	23,946	23,946	—	—	23,946
Other long-term assets — carrying value of investments – deferred compensation plan	2,590	2,590	—	2,590	—
Liabilities
Make-whole provision (Note 10)	12	12	—	—	12

	January 2, 2010
	Assets and			Significant
	liabilities at		Quoted prices in	other	Significant
	carrying	Total	active markets for	observable	unobservable
	value	fair value	identical assets	inputs	inputs
			(Level 1)	(Level 2)	(Level 3)
			(in thousands)
Assets
Short-term investments:
Municipal bonds	$198,176	$198,176	$—	$198,176	$—
Variable demand notes	66,865	66,865	—	66,865	—
Corporate bonds	14,133	14,133	—	14,133	—
Prepaid expenses and other assets — mark to market on foreign exchange instruments (Note 6)	8	8	—	8	—
Long-term investments — auction rate securities	24,634	24,634	—	—	24,634
Other long-term assets — carrying value of investments – deferred compensation plan	2,436	2,436	—	2,436	—
Liabilities
Make-whole provision (Note 10)	23	23	—	—	23
     Assets measured at fair value on a recurring basis using significant unobservable Level 3 inputs consist of securities with an auction reset feature (“auction rate securities”) whose underlying assets are student loans issued by various tax-exempt state agencies, most of which are supported by federal government guarantees and some of which are supported by private insurers. To estimate the fair value of the auction rate securities, the present value of future cash flows are estimated by discounting future principal and interest payments over a five year period. Significant inputs which vary by issuer include (1) basis point spread of 0.27% (2) credit default rate which ranges from 1.77% to 6.54% and (3) discount yield rate of 2.67%.

     In addition, we are using significant unobservable Level 3 inputs for the fair value of our convertible debenture with Levitronix, LLC as of April 3, 2010 and January 2, 2010 of $2.5 million and $3.0 million, respectively. This convertible debenture is recorded at the carrying value of $2.8 million as of both April 3, 2010 and January 2, 2010, and is included in “Other long-term assets” on the condensed consolidated balance sheets.
     Senior subordinated convertible notes measured at fair value on a recurring basis using Level 2 inputs include quoted prices of identical or similar liabilities and are measured at a fair value of $240.1 million and $205.4 million, as of April 3, 2010 and January 2, 2010 respectively.
     Valuation techniques on our short-term available-for-sale investments which are recorded at fair value using quoted prices of similar or like securities that are traded in markets that are not active. Our foreign exchange instruments are measured at fair value using internal models based on observable market inputs such as forward prices and exchange rates. Our long-term available-for-sale investments are measured at fair value based on unobservable market inputs using a discounted cash flow model based on estimated interest rates, the present value of future principal and interest payments discounted at rates considered to reflect current market conditions, and the credit quality of the underlying securities. Our carrying value of investments on our deferred compensation plan are recorded at fair value of similar securities that are traded in markets that are not active.
     Valuation techniques on our make-whole provision are measured at fair value based on an internal model using unobservable inputs such as our stock price, the volatility of our stock, the probability of us being acquired and the probability of the type of consideration used by a potential acquirer.
     The following table provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)
	Auction
	Rate
	Securities	Liabilities
	(in thousands)
Balance as of January 2, 2010	$24,634	$23
Unrealized holding gain on make-whole provision, included in interest income and other	—	(11)
Unrealized holding loss on auction rate securities, included in other comprehensive income	(688)	—

Balance as of April 3, 2010	$23,946	$12

     We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in accumulated other comprehensive loss or other-than-temporary impairment charges to the unaudited condensed consolidated statement of operations in future periods.
6. Foreign Exchange Instruments
     We utilize foreign currency forward exchange contracts and options to mitigate against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions (primarily assets and liabilities on our U.K. subsidiary’s consolidated balance sheet). We do not use derivative financial instruments for speculative or trading purposes. We routinely hedge our exposure to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency forward contract, we may experience material financial losses.

     The impacts of the current foreign currency contracts with a maximum maturity of three months, which do not qualify for hedge accounting, were as follows:

	Notional Amounts
	April 3, 2010	April 4, 2009
	(in thousands)
Purchases	$—	$9,231
Sales	7,583	11,342
     Effective January 3, 2010, we changed our functional currency for our U.K subsidiary from U.K pounds to euros. This change did not have a material impact to our condensed consolidated financial statements, however, the change did impact our foreign currency hedging contracts. As of April 3, 2010, we had two forward contracts, one to sell euros to U.S. dollars with a notional value of €4.7 million and one to sell U.K. pounds to euros with a notional value of £0.8 million as compared to April 4, 2009, when we had forward contracts to sell euros with a notional value of €8.6 million and purchase U.K. pounds with a notional value of £6.4 million. As of April 3, 2010, our forward contracts had an average exchange rate of one U.S. dollar to 1.3467 euros and one U.K. pound to 0.8907 euros. The fair value of these contracts is $37,000 and included in “Prepaid expenses and other assets” in our condensed consolidated balance sheets.
     The following represents our realized fair value of the forward currency contracts and offsets to the foreign currency exchange gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended
	April 3, 2010	April 4, 2009
	(in thousands)
Foreign currency exchange gain on foreign currency contracts	$264	$448
Foreign currency exchange loss on foreign translation adjustments	(330)	(950)
7. Inventories
     Inventories consisted of the following:

	April 3,	January 2,
	2010	2010
	(in thousands)
Finished goods	$15,179	$18,003
Work in process	12,377	10,418
Raw materials	36,006	38,514

Total	$63,562	$66,935

8. Property, Plant and Equipment, net
     Property, plant and equipment, net, consisted of the following:

	April 3,	January 2,
	2010	2010
	(in thousands)
Land, building and improvements	$22,749	$22,740
Equipment and capitalized software	75,962	73,746
Furniture and leasehold improvements	23,851	23,753

Total	122,562	120,239
Less accumulated depreciation	(70,286)	(68,387)

Total	$52,276	$51,852

     Depreciation expense for both of the three months ended April 3, 2010 and April 4, 2009 was $2.6 million.
9. Purchased Intangible Assets and Goodwill
     The carrying amount of goodwill was $99.3 million as of April 3, 2010 and January 2, 2010. The components of goodwill as of April 3, 2010 and January 2, 2010 were $95.0 million attributable to the Cardiovascular division and $4.3 million attributable to the ITC acquisition in 2006 of the outstanding common shares of privately held A-VOX Systems, Inc. (“Avox”).
     During the first quarter of 2010, we purchased patents at a fair value of $1.4 million, which we capitalized under ASC 350, Intangibles — Goodwill and Other. These patents have an estimated useful life of ten to eighteen years.
     In February 2001, we merged with Thermo Cardiosystems, Inc. The components of identifiable intangible assets related to the merger include: patents and trademarks, core technology (Thoralon, our proprietary bio-material), and developed technology (patented technology, other than core technology, acquired in the merger). The components of intangible assets related to the Avox acquisition include: patents and trademarks, developed technology, and customer and distributor relationships and other.
     The purchased intangibles on the condensed consolidated balance sheets are summarized as follows:

	April 3, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$41,868	$(30,264)	$11,604
Core technology	37,485	(16,230)	21,255
Developed technology	125,742	(60,285)	65,457
Customer and distributor relationships and other	897	(554)	343

Total purchased intangible assets	$205,992	$(107,333)	$98,659

	January 2, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$40,454	$(30,008)	$10,446
Core technology	37,485	(15,737)	21,748
Developed technology	125,742	(58,448)	67,294
Customer and distributor relationships and other	897	(526)	371

Total purchased intangible assets	$204,578	$(104,719)	$99,859

     Amortization expense related to purchased intangible assets was $2.6 million and $2.9 million for the three months ended April 3, 2010 and April 4, 2009, respectively. Our amortization expense is expected to be approximately $10.5 million in 2010, declining to $8.8 million by 2014. This decline in amortization expense is due to certain intangibles being fully amortized. Patents and trademarks have useful lives ranging from three to eighteen years, core and developed technology assets have useful lives ranging from one to twelve years and customer and distributor relationships and other have useful lives of nine months to five years.

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
     Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on October 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes. As of April 3, 2010, no notes had been converted.
     Holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. In addition, if we experience a change in control or a termination of trading of our common stock each holder may require the Company to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, to pay a make-whole premium. This premium is considered an embedded derivative and has been bifurcated from the senior subordinated convertible notes and recorded at its estimated fair value, $12,000 as of April 3, 2010. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, our stock price, the volatility of our stock, the probability of the Company being acquired and the probability of the type of consideration used by a potential acquirer.
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

     Interest expense primarily includes interest and amortization of discount related to senior subordinated convertible notes as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
	(in thousands)
Interest expense — cash component	$854	$853
Interest expense — non-cash component	2,086	1,910
     The long-term debt and equity component (recorded in additional paid-in-capital, net of income tax benefit) consisted of the following:

	April 3, 2010	January 2, 2010
	(in thousands)
Long-term debt
Principal amount	$143,750	$143,750
Unamortized discount	(9,735)	(11,821)

Net carrying amount	$134,015	$131,929

Equity component, net of income tax benefit	$28,462	$28,462

     We may redeem either in whole or in part any of the senior subordinated convertible notes at any time beginning May 16, 2011, by giving the holders at least 30 days notice, at a redemption price equal to the sum of the issue price and the accrued original issue discount. If the holders converted the senior subordinated convertible notes into shares of our stock as of April 3, 2010, the if-converted value would be $247.8 million, based on our stock price of $33.99 per share on April 2, 2010, which amount exceeds the original value of $143.8 million by $104.1 million. This if-converted value is $0.4 million more than the $247.4 million face amount at maturity in 2034.
     The aggregate fair value of the senior subordinated convertible notes at April 3, 2010 was $240.1 million.
11. Comprehensive Income
     Comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in accumulated other comprehensive income or loss, a component of shareholders’ equity within the condensed consolidated balance sheets, rather than the condensed consolidated statements of operations. Under our existing accounting standards, comprehensive income includes unrecognized gains and losses on investments and currency translation adjustments.

	Three Months Ended
	April 3, 2010	April 4, 2009
	(in thousands)
Net income	$12,433	$5,627
Unrealized losses on investments (net of taxes of $440 and $64 for the three months ended April 3, 2010 and April 4, 2009, respectively)	(660)	(96)
Foreign currency translation adjustments	(806)	47

Comprehensive income	$10,967	$5,578

12. Share-Based Compensation
     Share-based compensation expense is measured based on the grant-date fair value of the share-based awards. We recognize share-based compensation expense for the portion of the award that is expected to vest over the requisite service period for those awards with graded vesting and service conditions. We develop an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience. The estimated forfeiture rate is re-assessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests.
     Share-based compensation included in the condensed consolidated statements of operations consists of the following:

	Three Months Ended
	April 3, 2010	April 4, 2009
	(in thousands)
Cost of goods sold	$553	$511
Selling, general and administrative	2,693	2,406
Research and development	1,438	1,119

Total share based compensation expense before taxes	4,684	4,036
Tax benefit for share-based compensation expense	1,990	1,122

Total share-based compensation (net of taxes)	$2,694	$2,914

     For the three months ended April 3, 2010 and April 4, 2009, share-based compensation expense of $0.5 million and $0.4 million, respectively, was capitalized to inventory.
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Our unaudited condensed consolidated statements of cash flows presentation reports the excess tax benefits (i.e., windfall only for tax deductions in excess of the share-based compensation expense recognized) as financing cash flows of $2.2 million and $1.0 million for three months ended April 3, 2010 and April 4, 2009, respectively.
     Cash proceeds from the exercise of stock options were $4.8 million and $1.0 million for the three months ended April 3, 2010 and April 4, 2009, respectively. There were no cash proceeds from our employee stock purchase plan for either of the three months ended April 3, 2010 and April 4, 2009. The actual income tax benefit realized from stock option exercises was $2.4 million and $1.1 million for the three months ended April 3, 2010 and April 4, 2009, respectively.
Equity Plan
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”). In May 2006 the 2006 Plan was amended by the Board of Directors and approved by our shareholders and in May 2008 the 2006 Plan was further amended by the Board of Directors and approved by our shareholders. The 2006 Plan allows us to grant to our employees, directors and consultants up to a total of 5.4 million shares of stock awards. Each share issued from and after May 20, 2008 as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses, or performance share units reduces the number of shares available for issuance under the 2006 Plan by one and seventy-four hundredths (1.74) shares, and each share issued as stock options, restricted stock purchases or stock appreciation rights reduces the shares available for issuance under the 2006 Plan on a share-for-share basis. During the three months ended April 3, 2010, approximately 434,000 options were granted under the 2006 Plan at an exercise price equal to the fair market value on the date of grant, and approximately 533,000 shares of restricted stock and restricted stock units were granted under the 2006 Plan. As of April 3, 2010, approximated 791,000 shares remained available for grant under the 2006 Plan.

Stock Options
     Upon approval in May 2006, the 2006 Plan replaced our previous common stock option plans and equity incentive plans. As of April 3, 2010, we had 4.0 million options outstanding under the 2006 Plan and the replaced plans. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Vesting on some options granted to officers may be accelerated in certain circumstances following a change in control of the Company.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	April 3, 2010	April 4, 2009
Risk-free interest rate	3.05%	2.30%
Expected volatility	40%	53%
Expected option life	4.88 to 6.04 years	4.91 to 6.02 years
Dividends	None	None
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options represents the period of time that options are expected to be outstanding. We use separate assumptions for groups of employees (for example, officers) that have similar historical exercise behavior. The range above reflects the expected option impact of these separate groups. We base the expected volatility on a combination of historical volatility trends and market-based implied volatility because we have determined that this combination of historical volatility trends and market-based implied trends are reflective of market conditions.
     At April 3, 2010, there was $7.1 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 1.85 years. The aggregate intrinsic value of in-the-money options outstanding was $60.3 million, based on the closing price of our common stock on April 2, 2010, the last trading day in the three months ended April 3, 2010, of $33.99. As of April 3, 2010, the aggregate intrinsic value of options currently exercisable was $50.0 million and the intrinsic value of options vested and expected to vest was $59.6 million.
     The total intrinsic value of options exercised for the three months ended April 3, 2010 and April 4, 2009 was $4.7 million and $0.9 million, respectively.
     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding options at January 2, 2010	3,857	$17.29	5.60
Granted	434	29.90
Exercised	(304)	15.69
Forfeited or expired	(24)	19.31

Outstanding options at April 3, 2010	3,963	$18.78	5.86

Outstanding options exercisable at April 3, 2010	2,941	$16.98	4.82

Outstanding options vested at April 3, 2010 and expected to vest	3,816	$18.52	5.73

     The weighted average grant-date fair value of options granted during the three months ended April 3, 2010 and April 4, 2009 was $12.53 per share and $11.99 per share, respectively.

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
Restricted Stock Awards
     Share-based compensation expense related to restricted stock awards was $1.3 million for the three months ended April 3, 2010. As of April 3, 2010, we had $4.6 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which amount we expect to recognize over 1.53 years. There were no restricted stock awards granted during the three months ended April 3, 2010.
     Restricted stock award activity is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at January 2, 2010	609	$16.63
Granted	—	—
Released	(239)	17.06
Forfeited or expired	(12)	16.15

Outstanding unvested restricted stock at April 3, 2010	358	$16.37

Restricted Stock Units
     Share-based compensation expense related to restricted stock units was $1.6 million for the three months ended April 3, 2010. As of April 3, 2010, we had $19.6 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 3.51 years. The aggregate intrinsic value of the units outstanding, based on our stock price on April 3, 2010, was $29.4 million.
     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	Life (in years)
Outstanding units at January 2, 2010	463	$24.17	3.12
Granted	533	29.86
Released	(119)	24.33
Forfeited or expired	(11)	24.13

Outstanding units at April 3, 2010	866	$27.65	2.18

Employee Stock Purchase Plan
     In May 2002, our shareholders approved our Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1 of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on each of March 1, 2006, March 1, 2008 and March 1, 2009; our Board of Directors specified no increase as of each other year. Eligible employees may purchase a limited number of shares, over a six month period, of our common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the three months ended April 3, 2010, no shares of common stock were issued under the ESPP. As of April 3, 2010, approximately 299,700 shares remained available for issuance under this plan.

     The estimated subscription date fair value of the current offering under the ESPP is approximately $0.6 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free- interest rate	0.17%
Expected volatility	40%
Expected option life	0.50 years
Dividends	None
     As of April 3, 2010, there was approximately $91,600 of unrecognized compensation expense related to ESPP subscriptions that began on November 1, 2009, which amount we expect to recognize during the second quarter of 2010.
13. Income Taxes
     Our effective income tax rates for the three months ended April 3, 2010 and April 4, 2009, were 33.0% and 26.7%, respectively. Fluctuations in our reported income tax rates are primarily due to lower discrete benefits during the first quarter of 2010 as compared to the first quarter of 2009, as discussed below. In addition, federal research credits which were available in 2009 are not currently available in 2010 as a result of the expiration of federal research credit legislation.
     During the first quarter of 2010, income tax expense included a net discrete benefit of approximately $0.2 million primarily attributable to share-based compensation deductions. During the first quarter of 2009, income tax expense included a benefit of $0.9 million associated with a change in California law, partially offset by a first quarter 2009 return to provision true-up.
     During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $4.5 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
14. Net Income Per Share
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

     Basic and diluted net income per common share attributable to common shareholders under the two-class method were calculated as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
	(stated in thousands, except per share amounts)
Basic net income per common share calculation
Net income	$12,433	$5,627
Net income allocated to participating securities	108	85

Net income attributable to common shareholders	$12,325	$5,542

Weighted average number of common shares used to compute basic net income per common share	56,638	55,527

Basic net income per common share	$0.22	$0.10

Diluted net income per common share calculation
Net income	$12,433	$5,627
Net income allocated to participating securities	105	83

Net income attributable to common shareholders	$12,328	$5,544

Weighted average number of common shares used to compute basic net income per common share attributable to common shares	56,638	55,527
Dilutive effect of stock-based compensation plans	1,468	1,355

Weighted average number of common shares used to compute diluted net income per common share	58,106	56,882

Diluted net income per common share	$0.21	$0.10

     The weighted average unvested restricted stock awards outstanding were 494,543 and 856,177 for the three months ended April 3, 2010 and April 4, 2009, respectively.
     Subsequent to the original issuance of the unaudited interim financial statements for the period ended April 4, 2009, management determined that the earnings per share calculations for the quarter ended April 4, 2009, did not properly reflect the restricted share awards as participating securities under the two class method and thus were inappropriately reflected in the number of common shares to be used in the computation of earnings per share. The adoption of the two-class method had no impact on the reported earnings per share and resulted in a decrease of approximately 856,000 in the shares reported as used in the computation of basic and diluted earnings per share from the amounts previously reported as approximately 56,384,000 and 57,738,000, respectively.
     Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per common share because their inclusion would be antidilutive	179	164
     The computation of diluted net income per common share for the three months ended April 3, 2010 and April 4, 2009 excludes the effect of assuming the conversion of our senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive.

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
     Business Segments:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(in thousands)
Product sales:
Cardiovascular	$99,272	$64,629
ITC	22,306	24,837

Total product sales	$121,578	$89,466

Income (loss) before income taxes:
Cardiovascular (a)(c)	$28,405	$18,526
ITC (a)(c)	(2,516)	(1,065)
Corporate (b)(c)	(4,168)	(7,906)

Total operating income	21,721	9,555
Other income and (expense):
Interest expense and other	(2,880)	(2,866)
Interest income and other	1,708	988
Impairment on investment	(2,000)	—

Income before income tax expense	$18,549	$7,677

(a)	Includes amortization expense of $2.4 million for the three months ended April 3, 2010 and $2.7 million for the three months ended April 4, 2009, related to the Cardiovascular segment. The ITC segment also includes amortization expense of $0.2 million for each of the three months ended April 3, 2010 and April 4, 2009.

(b)	Represents unallocated costs or assets, not specifically identified to any particular business segment.

(c)	Includes share-based compensation expense of $2.8 million, $1.3 million and $0.6 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended April 3, 2010 and $2.3 million, $1.1 million and $0.6 million for Cardiovascular, ITC and Corporate, respectively, for the three months ended April 4, 2009.
Geographic Areas:
     Revenue attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the final destination where the products are sold. During the three months ended April 3, 2010 and April 4, 2009, no customer or international country represented individually greater than 10% of our total product sales. The geographic composition of our product sales was as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(in thousands)
Domestic	$94,803	$67,425
International	26,775	22,041

Total product sales	$121,578	$89,466

16. Subsequent Event
     On April 25, 2010, we entered into a Stock Purchase Agreement to sell the ITC division to Danaher Corporation for $110.0 million in cash, subject to certain purchase price adjustments as set forth in the agreement. The terms of the transaction call for an initial payment to Thoratec of $110.0 million in cash upon closing. In addition, the agreement includes an earn-out based on annual gross profit levels achieved by the ITC division’s Alternate Site business. Based on our current expectations, the value of the earn-out would total $26.0 million and be paid over a three year period beginning in 2010. The transaction is subject to customary closing conditions, including the receipt of required antitrust approvals. We currently expect the transaction to close in the second quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2009 Annual Report on Form 10-K (the “2009 Annual Report”) and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release any revisions or updates to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
     The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
OUR BUSINESS
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
     The product line of our Cardiovascular division is:
•	Circulatory Support Products. Our mechanical circulatory support products include the HeartMate II, HeartMate XVE, PVAD, IVAD and CentriMag for acute, intermediate and long-term mechanical circulatory support for patients with advanced heart failure (“HF”). We also manufacture and sell small diameter grafts using our proprietary materials to address the vascular access market for hemodialysis.
The product lines of our ITC division are:
•	Point-of-Care Diagnostics. Our point-of-care products include diagnostic test systems that monitor blood coagulation while a patient is being administered certain anticoagulants, as well as monitor blood gas/electrolytes, oxygenation and chemistry status.
•	Incision. Our incision products include devices used to obtain a patient’s blood sample for diagnostic testing and screening for platelet function.

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

Sale of ITC
     On April 25, 2010, we entered into a Stock Purchase Agreement to sell the ITC division to Danaher Corporation for $110.0 million in cash, subject to certain purchase price adjustments as set forth in the agreement. The terms of the transaction call for an initial payment to Thoratec of $110.0 million in cash upon closing. In addition, the agreement includes an earn-out based on annual gross profit levels achieved by the ITC division’s Alternate Site business. Based on our current expectations, the value of the earn-out would total $26.0 million and be paid over a three year period beginning in 2010. The transaction is subject to customary closing conditions, including the receipt of required antitrust approvals. We currently expect the transaction to close in the second quarter of 2010.
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
Valuation of Share-Based Awards
     Share-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of option awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes option pricing model for option grants is based on a combination of our historical volatility and market-based implied volatility. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, share-based compensation expense and our results of operations could be materially affected.

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
     In determining fair value, we use various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. Fair value measurement standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets and liabilities utilizing Level 1 inputs include broker-dealer quoted securities that are traded in an active market. Since valuations are based on quoted prices that are readily and regularly available in an active market, a significant degree of judgment is not required.

•	Level 2 — Valuations based on quoted prices of similar investments in active markets, of similar or identical investments in markets that are not active or model based valuations for which all significant inputs and value drivers are observable, directly or indirectly. Assets and liabilities utilizing Level 2 inputs primarily include municipal bonds, variable demand notes, corporate bonds, commercial paper, carrying value of investments on our deferred compensation plan and our senior subordinated convertible notes, except the make-whole provision, which uses Level 3 inputs, described below.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include auction rate securities, our convertible debenture with Levitronix, our purchased intangible asset valuations and the make-whole feature of our senior subordinated convertible notes. Given the current credit market illiquidity for auction rate securities, our estimates are subject to significant judgment by management.
     Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. See Note 5, “Fair Value Measurements,” to the unaudited condensed consolidated financial statements for further information about our financial assets that are accounted for at fair value.
     Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been obtained had an active market for the securities existed, and the differences could be material. After determining the fair value of our available-for-sale securities, gains or losses on these investments are recorded to other comprehensive income, until either the investment is sold or we determine that the decline in value is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in available-for-sale securities, these judgments primarily consider: our ability and intent to hold the investment to maturity, whether it is more-likely-than-not that we would be required to sell the investment before recovery of the investments amortized cost basis and whether we expect to recover the amortized cost basis of the investment. Given the current market conditions, these judgments could prove to be incorrect, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, if we decide not to hold an investment until its value recovers it may result in the recognition of an other-than-temporary impairment.

Results of Operations
     The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated as a percentage of total product sales:

	Three Months Ended
	(in thousand, except for percentage data)
	April 3,		April 4,
	2010	%	2009	%
Product sales	$121,578	100%	$89,466	100%
Cost of product sales	45,705	38	35,439	40

Gross profit	75,873	62	54,027	60

Operating expenses:
Selling, general and administrative	28,470	23	27,455	31
Research and development	23,068	19	14,086	16
Amortization of purchased intangible assets	2,614	2	2,931	3

Total operating expenses	54,152	44	44,472	50
Income from operations	21,721	18	9,555	10
Other income and (expense):
Interest expense and other	(2,880)	(2)	(2,866)	(3)
Interest income and other	1,708	1	988	1
Impairment on investment	(2,000)	(2)	—	—

Income before income tax expense	18,549	15	7,677	8
Income tax expense	(6,116)	(5)	(2,050)	(2)

Net income	$12,433	10	$5,627	6

     See Note 15 to our unaudited condensed consolidated financial statements in this Quarterly Report for data presented by business segment and geographic composition.
Three months ended April 3, 2010 and April 4, 2009
Product Sales
     Product sales consisted of the following:

	Three Months Ended
	April 3,	April 4,
	2010	2009	% Change
	(in thousands)
Cardiovascular	$99,272	$64,629	54%
ITC	22,306	24,837	(10)%

Total product sales	$121,578	$89,466	36%

     In the first quarter of 2010 as compared to the first quarter of 2009, Cardiovascular product sales increased by $34.6 million primarily due to higher sales of our HeartMate product line, including the Go Gear peripherals introduced in the third quarter of 2009, partially offset by a decline in the Thoratec product line. ITC product sales decreased by $2.5 million, primarily due to lower volumes from pharmaceutical clinical trial instrument sales as well as lower levels of customers’ capital equipment purchasing activity due to the economic environment and competitive activity.
     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 22% and 25% of our total product sales in the first quarter of 2010 and 2009, respectively.

Gross Profit
     Gross profit and gross margin were as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(in thousands, except percentages)
Total gross profit	$75,873	$54,027

Total gross margin	62%	60%

     The increase in gross margin resulted from a mix shift between the Cardiovascular and ITC division, as the Cardiovascular division became a larger percentage of revenue. The overall improvement was partially offset by division specific gross margin decreases. In the first quarter of 2010 as compared to the first quarter of 2009, Cardiovascular gross margin percentage decreased by 0.4% primarily due to pump to non-pump mix and unfavorable inventory reserves, partially offset by pricing of our Go Gear peripherals. ITC division gross margin percentage decreased by 2.3% primarily due to changes in geographic and product mix and competitive pricing pressure, partially offset by favorable manufacturing variances and lower freight.
Selling, General and Administrative
     Selling, general and administrative expenses were as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009	% Change
	(in thousands)
Total selling, general and administration	$28,470	$27,455	4%

     In the first quarter of 2010 as compared to the first quarter of 2009, Cardiovascular costs increased by $3.7 million due to increases in personnel costs, and an increase in market development initiatives. ITC costs decreased by $0.5 million, primarily due to lower personnel costs. Corporate costs decreased by $2.2 million due to lower legal and consulting fees as compared to the prior quarter. In the first quarter of 2009, corporate costs included transaction costs related to our previously intended acquisition of HeartWare International Inc., the definitive merger agreement to which was terminated between the parties on July 31, 2009.
Research and Development
     Research and development expenses were as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009	% Change
	(in thousands)
Total research and development	$23,068	$14,086	64%

     Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.
     In the first quarter of 2010 as compared to the first quarter of 2009, Cardiovascular costs increased by $9.2 million primarily due to increased research and development costs associated with the acquisition of Percutaneous Heart Pump technology of $8.5 million and new product technology. ITC costs decreased by $0.2 million primarily due to lower personnel costs partially offset by higher project spending for FDA related quality system improvements.

Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the first quarter of 2010 was $2.6 million as compared to $2.9 million in the first quarter of 2009. The $0.3 million decrease in amortization expense resulted from certain intangible assets at our Cardiovascular division being fully amortized during the first quarter of 2009.
Interest Expense and Other
     Interest expense primarily relates to interest on the senior subordinated convertible notes as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009	% Change
	(in thousands)
Interest expense	$2,777	$2,763	0.5%
Amortization of debt issuance costs related to senior subordinated convertible notes	103	103	—

Total interest expense and other	$2,880	$2,866

     Interest expense on the convertible debt is calculated using the interest rate method which increases interest expense over the term of the debt resulting in higher expense in the first quarter of 2010 as compared to the first quarter of 2009. Interest expense also includes a gain from the change in the fair value of the investment associated with the deferred compensation plan of $0.2 million in the first quarter of 2010.
Interest Income and Other
     Interest income and other consisted of the following:

	Three Months Ended
	April 3,	April 4,
	2010	2009	% Change
	(in thousands)
Interest income	$1,666	$1,304	28%
Foreign currency, net	(66)	(502)	87%
Other	108	186	(42)%

Total interest income and other	$1,708	$988

     Interest income for the first quarter of 2010 increased by $0.4 million from the first quarter of 2009, mainly due to the higher cash balances, partially offset by decline in interest rates. Foreign currency loss decreased in the same period by $0.4 million due to fluctuations in foreign exchange rates.
Impairment on Investment
     In the first quarter of 2010, we recorded an impairment charge of $2.0 million for our entire investment in Acorn, a start-up medical device company.
Income Taxes
     Our effective income tax rates for the three months ended April 3, 2010 and April 4, 2009, were 33.0% and 26.7%, respectively. Fluctuations in our reported income tax rates are primarily due to lower discrete benefits during the first quarter of 2010 as compared to the first quarter of 2009, as discussed below. In addition, federal research credits which were available in 2009 are not currently available in 2010 as a result of the expiration of federal research credit legislation.
     During the first quarter of 2010, income tax expense included a net discrete benefit of approximately $0.2 million primarily attributable to share-based compensation deductions. During the first quarter of 2009, income tax expense included a benefit of $0.9 million associated with a change in California law, partially offset by a first quarter 2009 return to provision true-up.

     Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Since changes in our forecasted profitability for 2010 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will be dependent on our profitability and could fluctuate significantly.
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
     Following is a summary of our cash, cash equivalents and investments:

	April 3,	April 4,
	2010	2009
	(in thousands)
Cash and cash equivalents	$31,798	$115,374
Short-term investments	282,364	109,505
Restricted cash	—	20,000
Long-term investments	23,946	29,928

Total cash, cash equivalents and investments	$338,108	$274,807

     We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations and capital requirements for at least the next twelve months.
     As of April 3, 2010 we owned approximately $27.7 million face amount of auction rate securities. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between A- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.
     We recorded an estimated cumulative unrealized loss of $3.8 million ($2.3 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive loss within shareholders’ equity. In addition, our management reviews impairments and credit losses associated with its investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; we intend to hold the investment to recovery and based on a more-likely-than-not probability assessment we will not be required to sell the security before recovery; and we deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive loss. Further, we continue to liquidate investments in auction rate securities as opportunities arise.
     We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive loss or other-than-temporary impairment charges to the condensed consolidated statements of operations in future periods.
     We intend and have the ability to hold these auction rate securities until the market recovers, and the securities recover to par or until maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current cash, cash equivalents and short-term marketable security investment balances of $314.2 million as of April 3, 2010, the current lack of liquidity in the credit and capital markets will not have an impact on our liquidity, our cash flow or our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an other-than-temporary impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.
Long-term obligation
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The senior subordinated convertible notes were issued at an issue price of $580.98 per note, which is 58.098% of the principal amount at maturity of the notes. The senior subordinated convertible notes bear interest at a rate of 1.3798% per year on the principal amount at maturity, payable semi-annually in arrears in cash on May 16 and November 16 of each year, from November 16, 2004 until May 16, 2011. We adopted ASC 470-20, Debt, applied retrospectively, which increases non-cash interest expense based on the market rate of 9% percent per annum as compared to the cash coupon rate of 2.375% as further discussed in Note 10, “Long-Term Debt.” Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.462 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes.
Cash Flow Activities
     Following is a summary of our cash flow activities:

	April 3,	April 4,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$10,904	$1,356
Net cash (used in) provided by investing activities	(8,253)	7,622
Net cash provided by (used in) financing activities	2,735	(820)
Effect of exchange rate changes on cash and cash equivalents	(49)	163

Net increase in cash and cash equivalents	$5,337	$8,321

Cash Provided by Operating Activities
     For the three months ended April 3, 2010, cash provided by operating activities was $10.9 million. This amount included net income of $12.4 million increased by positive non-cash adjustments to net income of $14.0 million primarily comprised of $2.6 million related to depreciation, $2.6 million related to amortization, $2.4 million related to tax benefit related to stock options, $4.7 million related to share-based compensation expense, $2.0 million related to impairment of our investment in Acorn and non-cash interest of $2.9 million. These positive non-cash contributions were partially offset by a decrease of $2.2 million related to excess tax benefits from stock option exercises and a decrease of $1.7 million in our net deferred tax liability. Changes in assets and liabilities used cash of $15.6 million primarily due to an increase in receivables, a decrease in accrued compensation, and a decrease in accrued income taxes. These uses were partially offset by a decrease in inventory and an increase in payables.
Cash Used in Investing Activities
     For the three months ended April 3, 2010, cash used in investing activities was $8.3 million, due to net purchases of available-for-sale investments of $4.8 million, $1.4 million for purchase of defensive patents and $2.0 million in purchases of property, plant and equipment, which included $0.8 million related to equipment purchases to support new product development and to increase production at our Cardiovascular division’s manufacturing facilities and $1.2 million related to the expansion of our manufacturing facilities at our ITC division, related to new product development.

Cash Provided by Financing Activities
     For the three months ended April 3, 2010, cash provided by financing activities was $2.7 million, primarily comprised of $4.8 million from proceeds related to stock option exercises and $2.2 million from excess tax benefits for share-based compensation, offset by $4.2 million of restricted stock purchased for payment of income tax withholding due upon vesting.
Off Balance Sheet Arrangements
     We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. As of April 3, 2010, our Letter of Credit balance was approximately $0.8 million.
Contractual Obligations
     As of April 3, 2010, the liability for uncertain tax positions was $11.3 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
     During the three months ended April 3, 2010 there were no other material changes to our contractual obligations reported in our 2009 Annual Report on form 10-K, outside our normal course of business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     Our investment portfolio is made up of marketable investments in money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at fair market value and are treated as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature due to the frequency with which the interest rate is reset and because such marketable securities represent the investment of cash that is available for current operations. Our auction rate securities that are not liquid are classified as long-term. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a loss if it were forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points and by 50 basis points, the change in our net unrealized gain or loss on investments would be $0.5 million and $1.0 million, respectively. We do not utilize derivative financial instruments to manage interest rate risks. Our senior subordinated convertible notes and the Levitronix convertible debenture do not bear interest rate risk as the notes were issued at a fixed rate of interest.
Foreign Currency Rate Fluctuations
     We use forward foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our U.K. subsidiary’s consolidated balance sheet). Our contracts typically have maturities of three months or less.
     Effective January 3, 2010, we changed our U.K. subsidiary’s functional currency from U.K pounds to euros. This change did not have a material impact to our condensed consolidated financial statements. However, the change did impact our foreign currency hedging contracts. As of April 3, 2010, we had two forward contracts; one to sell euros to U.S. dollars with a notional value of €4.7 million and one to sell U.K. pounds to euros with a notional value of £0.8 million as compared to our forward contracts as of April 4, 2009 to sell euros with a notional value of €8.6 million and purchase U.K. pounds with a notional value of £6.4 million. As of April 3, 2010, our forward contracts had an average exchange rate of one U.S. dollar to 1.3467 euros and one U.K pound to 0.8907 euros. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates as of April 3, 2010 would be approximately $0.8 million.

ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 9A of our 2009 Annual Report on Form 10-K sets forth management’s report on internal control over financial reporting as of January 2, 2010.
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of April 3, 2010. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of April 3, 2010 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.
Changes to Internal Controls
     There have been no changes in our internal controls over financial reporting during the quarter ended April 3, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 3, 2010, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2009 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three months ended April 3, 2010.
     The following table sets forth certain information about our common stock repurchased during the three months ended April 3, 2010:

			Total number	Approximate
			of shares	value of shares
	Total		purchased	authorized to be
	number		under	purchased under
	of shares	Average	publicly	publicly
	purchased	price paid	announced	announced
	(2)	per share	programs (1)	programs
	(in thousands, except per share data)
January 3, 2010 through January 30, 2010	6.0	$29.26	—	$—
January 31, 2010 through February 27, 2010	96.8	28.72	—	—
February 28, 2010 through April 3, 2010	43.0	29.40	—	—

Total	145.8	$28.94	—	$—

(1)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of the Company’s common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three months ended April 3, 2010. As of April 3, 2010, we have $10.1 million remaining under our share repurchase programs.

(2)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

ITEM 6. EXHIBITS
10.34 Thoratec Corporation Corporate Executive Incentive Plan FY 2010, effective for certain executive officers of the Company.
10.35 International Technidyne Corporation Executive Incentive Plan FY 2010, effective for certain executive officers of the Company.
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: May 5, 2010	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: May 5, 2010	/s/ David V. Smith
David V. Smith
Chief Financial Officer and Principal Accounting Officer