Form 10-Q
period 2010-07-03
THORATEC CORP
filed 2010-08-10
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2010
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
As of July 31, 2010, the registrant had 58,460,160 shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of July 3, 2010 and January 2, 2010	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 3, 2010 and July 4, 2009	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 3, 2010 and July 4, 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	38
Part II. Other Information
Item 1A. Risk Factors	40
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	40
Item 6. Exhibits	41
Signatures	42
Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
Thoratec, the Thoratec logo, Thoralon, HeartMate, and HeartMate II are registered trademarks of Thoratec Corporation, and IVAD is a trademark of Thoratec Corporation.
CentriMag is a registered trademark of Levitronix LLC.
ITC, A-VOX Systems, AVOXimeter, HEMOCHRON, ProTime, ProTime In Rhythm, Surgicutt, Tenderlett, Tenderfoot, and IRMA are registered trademarks of International Technidyne Corporation (“ITC”), Thoratec Corporation’s wholly-owned subsidiary.

PART I. FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THORATEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	July 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$37,435	$27,787
Short-term available-for-sale investments	314,724	279,174
Receivables, net of allowances of $1,086 and $322, respectively	50,798	48,058
Inventories	48,505	44,635
Deferred tax assets	12,564	12,261
Prepaid expenses and other assets	4,611	4,831
Prepaid income taxes	20,188	1,234
Assets held for sale	60,848	63,798

Total current assets	549,673	481,778

Property, plant and equipment, net	37,106	37,115
Goodwill	95,015	95,015
Purchased intangible assets, net	93,409	96,876
Long-term available-for-sale investments	24,166	24,634
Other long-term assets	9,935	12,465

Total Assets	$809,304	$747,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,187	$6,221
Accrued compensation	12,692	17,417
Other accrued liabilities	10,499	12,469
Senior subordinated convertible notes	133,882	—
Liabilities related to assets held for sale	12,084	12,377

Total current liabilities	185,344	48,484

Senior subordinated convertible notes	—	131,929
Long-term deferred tax liability	28,192	31,720
Other	9,996	10,622

Total Liabilities	223,532	222,755

Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 58,453 and 57,043 as of July 3, 2010 and January 2, 2010, respectively	—	—
Additional paid-in capital	595,141	557,418
Accumulated deficit	(4,947)	(30,321)
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,355)	(648)
Cumulative translation adjustments	(3,067)	(1,321)

Total accumulated other comprehensive loss	(4,422)	(1,969)

Total Shareholders’ Equity	585,772	525,128

Total Liabilities and Shareholders’ Equity	$809,304	$747,883

See notes to unaudited condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Product sales	$95,098	$69,222	$194,370	$133,851
Cost of product sales	30,579	26,780	62,150	47,051

Gross profit	64,519	42,442	132,220	86,800

Operating expenses:
Selling, general and administrative	21,065	23,862	42,906	44,343
Research and development	11,812	10,327	31,803	21,100
Amortization of purchased intangible assets	2,468	2,359	4,880	5,082

Total operating expenses	35,345	36,548	79,589	70,525

Income from operations	29,174	5,894	52,631	16,275
Other income and (expense):
Interest expense and other	(3,275)	(3,040)	(6,155)	(5,906)
Interest income and other	1,293	1,313	2,899	2,244
Impairment on investment	(46)	—	(2,046)	—

Income before income taxes	27,146	4,167	47,329	12,613
Income tax expense	(9,609)	(1,281)	(16,428)	(3,558)

Net income from continuing operations	17,537	2,886	30,901	9,055
Net loss from discontinued operations (net of tax)	(1,583)	(1,054)	(2,514)	(1,596)

Net income	$15,954	$1,832	$28,387	$7,459

Net income (loss) per share — Basic:
Continuing operations	$0.30	$0.05	$0.54	$0.16
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.03)

Net income	$0.28	$0.03	$0.49	$0.13

Net income (loss) per share — Diluted:
Continuing operations	$0.29	$0.05	$0.52	$0.16
Discontinued operations	(0.02)	(0.02)	(0.04)	(0.03)

Net income	$0.27	$0.03	$0.48	$0.13

Shares used to compute net income (loss) per share(1):
Basic	57,635	55,789	57,139	55,658
Diluted	66,436	57,161	65,986	57,014
See notes to unaudited condensed consolidated financial statements.

(1) See Note 16, “Net Income (Loss) Per Share,” for the computation of basic and diluted net income (loss) per share calculations using the two-class method.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	July 3,	July 4,
	2010	2009
Cash flows from continuing operating activities:
Net income from continuing operations	$30,901	$9,055
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,219	8,758
Investment premium amortization, net	2,492	1,329
Loss on extinguishment of senior subordinated convertible notes	99	—
Non-cash expenses, net	591	547
Non-cash interest expense	4,133	3,820
Impairment on investment	2,046	—
Tax benefit related to stock options	10,013	1,832
Share-based compensation expense	6,653	5,477
Excess tax benefits from share-based compensation	(9,265)	(1,594)
Loss on disposal of assets	74	104
Change in net deferred tax liability	(3,577)	(4,504)
Changes in assets and liabilities:
Receivables	(4,325)	(1,860)
Inventories	(6,032)	(5,057)
Prepaid expenses and other assets	272	(570)
Accounts payable and other liabilities	8,328	(3,065)
Prepaid income taxes, net	(21,780)	854

Net cash provided by continuing operating activities	28,842	15,126

Cash flows from continuing investing activities:
Purchases of available-for-sale investments	(300,576)	(90,237)
Sales of available-for-sale investments	229,863	25,808
Maturities of available-for-sale investments	32,090	44,773
Restricted cash and cash equivalents	—	(20,000)
Purchases of patents	(1,414)	—
Purchases of property, plant and equipment	(2,133)	(4,420)

Net cash used in continuing investing activities	(42,170)	(44,076)

Cash flows from continuing financing activities:
Excess tax benefits from share-based compensation	9,265	1,594
Proceeds from stock option exercises	21,779	2,925
Proceeds from stock issued under employee stock purchase plan	1,884	1,628
Repurchase and retirement of common shares	(4,505)	(3,100)
Extinguishment of senior subordinated convertible notes	(5,345)	—

Net cash provided by continuing financing activities	23,078	3,047
Effect of exchange rate changes on cash and cash equivalents	(102)	(91)

Net increase (decrease) in cash and cash equivalents from continuing operations	9,648	(25,994)
Cash and cash equivalents from continuing operations at beginning of period	27,787	108,388

Cash and cash equivalents from continuing operations at end of period	$37,435	$82,394

Cash flows from discontinued operations:
Net cash provided by operating activities	$2,495	$1,950
Net cash used in investing activities	(1,746)	(1,535)

Net increase in cash from discontinued operations	749	415
Bank overdraft from discontinued operations at beginning of period	(1,326)	(1,335)

Bank overdraft from discontinued operations at end of period	$(577)	$(920)

Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$29,562	$4,852

Cash paid for interest	$1,707	$1,707

Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$2,029	$1,120

Purchases of property, plant and equipment through accounts payable and accrued liabilities	$34	$370

See notes to unaudited condensed consolidated financial statements.

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
     The financial information presented herein includes continuing operations, unless otherwise stated. On April 25, 2010, our board of directors made a decision to sell International Technidyne Corporation (“ITC”) and expects to complete this sale within a year. As such, in the second quarter of 2010, ITC has met the conditions in Financial Accounting Standards Board (“FASB”) Codification (“ASC”) 360, Property, Plant and Equipment, to be classified as an asset held for sale for all periods presented, as described in Note 15, “Assets Held for Sale.”
Revenue Recognition and Product Warranty
     We recognize revenue from product sales when evidence of an arrangement exists, and title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Sales to distributors are recorded when title transfers.
     The majority of our products are covered by up to a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable, can be reasonably estimated and are included in “Cost of product sales.” The change in accrued warranty expense is summarized in the following table:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(in thousands)
Balance at beginning of period	$1,777	$705	$1,706	$554
Accruals for warranties issued	1,182	1,122	1,931	1,900
Settlements made	(1,212)	(631)	(1,890)	(1,258)

Balance at end of period	$1,747	$1,196	$1,747	$1,196

2. Recently Issued Accounting Standards
     In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 320): Disclosures About Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 provides accounting guidance which expands disclosures regarding the credit quality of an entity’s receivables portfolio and its related allowance for credit losses. This ASU No. 2010-20 amended guidance is effective for us commencing in the third quarter of 2011. We are currently evaluating the effect of the amended guidance on our unaudited condensed consolidated financial statements.
     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition (Topic 605): Milestone Method. ASU No. 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. ASU No. 2010-17 provides the criteria to be met for a milestone to be considered substantive which includes that: (i) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and (ii) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. ASU No. 2010-17 is effective on a prospective basis for us for milestones achieved on or after January 2, 2011. Earlier application is permitted. We are currently evaluating the application date and the effect of the amended guidance on our unaudited condensed consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and includes separate roll forward activity in Level 3 fair value measurements for purchases, sales, issuances and settlements. This amendment is effective after fiscal year 2010. We are currently evaluating the application of this standard on our unaudited condensed consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for revenue arrangements entered into or materially modified after our fiscal year 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our unaudited condensed consolidated financial statements.
3. Cash and Cash Equivalents
     Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. The fair value of these investments was determined by using quoted prices for identical investments in active markets.
4. Investments in Available-for-Sale Securities
     Our investment portfolio is comprised of short-term and long-term investments. Investments classified as short-term available-for-sale consist primarily of municipal bonds, corporate bonds, commercial paper and variable demand notes. All investments mature within two years or less from the date of purchase. Investments with maturities beyond one year may be classified as short-term, if they are available and intended for use in current operations, based on their highly liquid nature or due to the frequency with which the interest rate is reset. Investments classified as long-term available-for-sale consist of auction rate securities, whose underlying assets are student loans. In addition, our long-term investments associated with the deferred compensation plans are classified as trading and consist of the cash surrender value of our corporate owned life insurance policies.
     Our investments in available-for-sale securities are recorded at estimated fair value on our financial statements, and the temporary differences between cost and estimated fair value are presented as a separate component of accumulated other comprehensive loss.

     As of July 3, 2010, we had unrealized gains before tax from our investment in municipal bonds and corporate bonds of $1.3 million and unrealized losses before tax from our auction rate securities of $3.5 million.
     The aggregate market value, cost basis and gross unrealized gains and losses for available-for-sale investments as of July 3, 2010 and January 2, 2010 by major security type are as follows:

		Gross
	Amortized	unrealized	Fair
	cost	gains (losses)	value
		(in thousands)
July 3, 2010:
Short-term investments:
Municipal bonds	$250,969	$1,028	$251,997
Variable demand notes	45,605	—	45,605
Corporate bonds	13,865	265	14,130
Commercial paper	2,992	—	2,992

Total	$313,431	$1,293	$314,724

Long-term investments:
Auction rate securities	$27,700	$(3,534)	$24,166

January 2, 2010:
Short-term investments:
Municipal bonds	$196,650	$1,526	$198,176
Variable demand notes	66,865	—	66,865
Corporate bonds	13,785	348	14,133

Total	$277,300	$1,874	$279,174

Long-term investments:
Auction rate securities	$27,700	$(3,066)	$24,634

     As of July 3, 2010, we owned approximately $27.7 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between A- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.
     As a result of these auction failures, these auction rate securities do not have a readily determinable market value. We estimated fair values as of July 3, 2010 using a discounted cash flow model based on estimated interest rates, the present value of future principal and interest payments discounted at rates considered to reflect current market conditions, and the credit quality of the underlying securities. Specifically, our management estimated the future cash flows over a five-year period, and applied a credit default rate to reflect the risk in the marketplace for these investments has arisen due to the lack of an active market.
     As of July 3, 2010 we recorded an estimated cumulative unrealized loss of $3.5 million ($2.1 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive loss within shareholders’ equity. In addition, our management reviews impairments and credit losses associated with its investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive loss. Our auction rate securities are classified as long-term valued at $24.2 million using significant unobservable inputs. Subsequent to the second quarter of 2010 we liquidated $3.0 million of our auction rate securities at par value through a successful auction.

     If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge to earnings on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize the investments’ carrying value.
     The aggregate market value of our trading investments included in our deferred compensation plan as of July 3, 2010 and January 2, 2010 were as follows:

	July 3,	January 2,
	2010	2010
	(in thousands)
Deferred compensation plan	$2,357	$2,436

     The investments associated with the deferred compensation plans are included in “Other long-term assets” on our condensed consolidated balance sheets at the fair value of the cash surrender value of our corporate owned life insurance policies. The realized loss before tax from the change in the fair value of the cash surrender value for the three months ended July 3, 2010 of approximately $0.2 million and for the six months ended July 3, 2010 of approximately $80,000 is included in “Interest income and other.”
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

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices of similar investments in active markets, of similar or identical investments in markets that are not active or model based valuations for which all significant inputs and value drivers are observable, directly or indirectly.

Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.

     The following table represents the hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis:

	July 3, 2010
	Assets and			Significant
	liabilities		Quoted prices in	other	Significant
	at carrying	Total	active markets for	observable	unobservable
	value	fair value	identical assets	inputs	inputs
			(Level 1)	(Level 2)	(Level 3)
			(in thousands)
Assets
Short-term investments:
Municipal bonds	$251,997	$251,997	$—	$251,997	$—
Variable demand notes	45,605	45,605	—	45,605	—
Corporate bonds	14,130	14,130	—	14,130	—
Commercial paper	2,992	2,992	—	2,992	—
Prepaid expenses and other assets — mark to market on foreign exchange instruments (Note 6)	3	3	—	3	—
Long-term investments — auction rate securities	24,166	24,166	—	—	24,166
Other long-term assets — deferred compensation plan	2,357	2,357	—	2,357	—
Liabilities
Make-whole provision (Note 10)	15	15	—	—	15

	January 2, 2010
	Assets and			Significant
	liabilities at		Quoted prices in	other	Significant
	carrying	Total	active markets for	observable	unobservable
	value	fair value	identical assets	inputs	inputs
			(Level 1)	(Level 2)	(Level 3)
			(in thousands)
Assets
Short-term investments:
Municipal bonds	$198,176	$198,176	$—	$198,176	$—
Variable demand notes	66,865	66,865	—	66,865	—
Corporate bonds	14,133	14,133	—	14,133	—
Prepaid expenses and other assets — mark to market on foreign exchange instruments (Note 6)	8	8	—	8	—
Long-term investments — auction rate securities	24,634	24,634	—	—	24,634
Other long-term assets — deferred compensation plan	2,436	2,436	—	2,436	—
Liabilities
Make-whole provision (Note 10)	23	23	—	—	23
     Assets measured at fair value on a recurring basis using significant unobservable Level 3 inputs consist of securities with an auction reset feature (“auction rate securities”) whose underlying assets are student loans issued by various tax-exempt state agencies, most of which are supported by federal government guarantees and some of which are supported by private insurers. To estimate the fair value of the auction rate securities, the present value of future cash flows are estimated by discounting future principal and interest payments over a five year period. Significant inputs which vary by issuer include (1) basis point spread of 0.54% per annum (2) credit default rate which ranges from 1.35% to 6.59% and (3) discount yield rate of 1.82%.
     Our short-term available-for-sale investments, which are recorded at fair value, are valued using quoted prices of similar or like securities that are traded in active markets. Our foreign exchange instruments are measured at fair value using internal models based on observable market inputs such as forward prices and exchange rates. Our long-term available-for-sale investments are measured at fair value based on unobservable market inputs using a discounted cash flow model based on estimated interest rates, the present value of future principal and interest payments discounted at rates considered to reflect current market conditions, and the credit quality of the underlying securities. Our carrying value of investments on our deferred compensation plan is recorded at fair value of similar securities that are traded in markets that are not active.

     The make-whole provision is measured at fair value, using valuation techniques, based on an internal model using observable inputs such as our stock price, the volatility of our stock, and unobservable inputs such as the probability of the Company being acquired and the probability of the type of consideration used by a potential acquirer.
     The following table provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)
	Auction
	Rate
	Securities	Liabilities
	(in thousands)
Balance at January 2, 2010	$24,634	$23
Unrealized holding gain on make-whole provision, included in interest income and other	—	(11)
Unrealized holding loss on auction rate securities, included in other comprehensive income	(688)	—

Balance as of April 3, 2010	$23,946	$12

Unrealized holding loss on make-whole provision, included in interest income and other	—	3
Unrealized holding gain on auction rate securities, included in other comprehensive income	220	—

Balance as of July 3, 2010	$24,166	$15

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
     In addition, we are using significant unobservable Level 3 inputs for the fair value of our convertible debenture with Levitronix, LLC as of July 3, 2010 and January 2, 2010 of $2.4 million and $3.0 million, respectively. This convertible debenture is recorded at the carrying value of $2.8 million as of both July 3, 2010 and January 2, 2010, and is included in “Other long-term assets” on the condensed consolidated balance sheets. Levitronix repaid the receivable balance of approximately $2.8 million in full on August 3, 2010.
     Senior subordinated convertible notes measured at fair value on a recurring basis using Level 2 inputs include quoted prices of identical or similar liabilities and are measured at a fair value of $316.8 million and $205.4 million, as of July 3, 2010 and January 2, 2010, respectively. The senior subordinated convertible notes have been reclassified to current liabilities during the second quarter of 2010 due to a redemption feature which may require us to repurchase all or a portion of the senior subordinated convertible notes as early as May 16, 2011. For a detailed discussion, see Note 10 “Senior Subordinated Convertible Notes.”
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

     The impacts of the current foreign currency contracts with a maximum maturity of three months, which do not qualify for hedge accounting, were as follows:

	Notional Amounts
	July 3, 2010	July 4, 2009
	(in thousands)
Purchases	$—	$8,414
Sales	12,860	11,973
     Effective January 3, 2010, we changed our functional currency for our U.K subsidiary from U.K pounds to euros. This change did not have a material impact on our condensed consolidated financial statements: however the change did impact our foreign currency hedging contracts. As of July 3, 2010, we owned forward contracts to sell euros to U.S. dollars with a notional value of €7.1 million, to sell U.S. dollars to euro with a notional value of $2.3 million and to sell U.K. pounds to euros with a notional value of £1.0 million, as compared to July 4, 2009, when we owned forward contracts to sell euros to U.S dollars with a notional value of €8.5 million and to purchase U.K. pounds from U.S. dollars with a notional value of £5.1 million. As of July 3, 2010, our forward contracts had an average exchange rate of one U.S. dollar to 1.2546 euros and one U.K. pound to 1.2094 euros. The fair value of these contracts is $3,000 and is included in “Prepaid expenses and other assets” in our condensed consolidated balance sheets.
     The following represents our realized fair value of the foreign currency contracts and offsets to the foreign currency exchange gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Foreign currency exchange gain on foreign currency contracts	$482	$487	$746	$935
Foreign currency exchange loss on foreign translation adjustments	(296)	(498)	(626)	(1,448)
7. Inventories
     Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method and consisted of the following:

	July 3,	January 2,
	2010	2010
	(in thousands)
Finished goods	$10,102	$12,920
Work in process	11,739	7,350
Raw materials	26,664	24,365

Total	$48,505	$44,635

8. Property, Plant and Equipment, net
     Property, plant and equipment, net, consisted of the following:

	July 3,	January 2,
	2010	2010
	(in thousands)
Land, building and improvements	$18,305	$18,134
Equipment and capitalized software	39,316	38,281
Furniture and leasehold improvements	21,052	20,655

Subtotal	78,673	77,070
Less accumulated depreciation	(41,567)	(39,955)

Total	$37,106	$37,115

9. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill was $95.0 million as of July 3, 2010 and January 2, 2010.
     In February 2001, we merged with Thermo Cardiosystems, Inc. The components of identifiable intangible assets related to the merger include: patents and trademarks, core technology (Thoralon, our proprietary bio-material), and developed technology (patented technology, other than core technology, acquired in the merger).
     During the first quarter of 2010, we purchased patents at a fair value of $1.4 million, which we capitalized under ASC 350, Intangibles — Goodwill and Other. These patents have an estimated useful life of approximately ten years.
     The purchased intangibles on the condensed consolidated balance sheets are summarized as follows:

	July 3, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$40,832	$(30,143)	$10,689
Core technology	37,180	(16,530)	20,650
Developed technology	121,805	(59,735)	62,070

Total purchased intangible assets	$199,817	$(106,408)	$93,409

	January 2, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$39,418	$(29,625)	$9,793
Core technology	37,180	(15,558)	21,622
Developed technology	121,805	(56,344)	65,461

Total purchased intangible assets	$198,403	$(101,527)	$96,876

     Amortization expense related to purchased intangible assets for the three months ended July 3, 2010 and July 4, 2009 was $2.5 million and $2.4 million, respectively. Amortization expense related to purchased intangible assets for the six months ended July 3, 2010 and July 4, 2009 was $4.9 million and $5.1 million, respectively. Our amortization expense is expected to be approximately $9.7 million in 2010, declining to $8.7 million by 2014. This decline in amortization expense is due to certain intangibles being fully amortized. Patents and trademarks have useful lives ranging from eight to ten years, and core and developed technology assets have useful lives ranging from zero to eleven years.
10. Senior Subordinated Convertible Notes
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The convertible notes were sold to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder.
     The senior subordinated convertible notes were issued at an issue price of $580.98 per note, which is 58.098% of the principal amount at maturity of the notes. The senior subordinated convertible notes bear interest at a rate of 1.3798% per year on the principal amount at maturity, payable semi-annually in arrears in cash on May 16 and November 16 of each year, from November 16, 2004 until May 16, 2011. Beginning on May 16, 2011, the original issue discount will accrue daily at a rate of 2.375% per year on a semi-annual bond equivalent basis and, on the maturity date, a holder will receive $1,000 per note. As a result, the aggregate principal amount of the outstanding notes at maturity will be $243.4 million.

     Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on October 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes. As of July 3, 2010, 4,035 bonds of the 247,427 bonds originally issued had been submitted to be converted and we have elected to pay cash in lieu of shares for these bonds.
     Holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. Based on this redemption feature, we reclassified the net carrying amount of the senior subordinated notes to current liabilities during the second quarter of 2010. In addition, if we experience a change in control or a termination of trading of our common stock each holder may require the Company to purchase all or a portion of such holder’s notes at the same price, plus, in certain circumstances, to pay a make-whole premium. This premium is considered an embedded derivative and has been bifurcated from the senior subordinated convertible notes and recorded at its estimated fair value, $15,000 as of July 3, 2010. There are significant variables and assumptions used in valuing the make-whole provision including, but not limited to, our stock price, the volatility of our stock, the probability of the Company being acquired and the probability of the type of consideration used by a potential acquirer.
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
     In accordance with ASC 470-20, Debt, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the debt and equity components on the senior subordinated convertible notes separately. This accounting pronouncement increased interest expense associated with our senior subordinated convertible notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (2.375% per year) of the senior subordinated convertible notes and the effective interest rate on debt borrowing (9% per year). The discount, which represents the non-cash interest expense, classified as interest expense on the condensed consolidated statements of operations, is being amortized to interest expense over a seven-year period ending May 16, 2011 (the expected life of the liability component) using the effective interest method. Additionally, we allocated transaction costs on the same percentage as the liability and equity component, such that a portion of the deferred debt issuance costs is allocated to the liability component to be amortized using the effective interest method until May 16, 2011, and the equity component to be included in additional paid-in capital.

     Interest expense primarily includes interest and amortization of discount related to senior subordinated convertible notes as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Interest expense — cash component	$847	$853	$1,701	$1,706
Interest expense — non-cash component	2,052	1,910	4,139	3,820
     The debt and equity component (recorded in additional paid-in-capital, net of income tax benefit) consisted of the following:

	July 3, 2010	January 2, 2010
	(in thousands)
Senior subordinated convertible notes
Principal amount	$141,406	$143,750
Unamortized discount	(7,524)	(11,821)

Net carrying amount	$133,882	$131,929

Equity component, net of income tax benefit	$25,325	$28,462

     We may redeem either in whole or in part any of the senior subordinated convertible notes at any time beginning May 16, 2011, by giving the holders at least 30 days notice, at a redemption price equal to the sum of the issue price and the accrued original issue discount. If the holders converted the senior subordinated convertible notes into shares of our stock as of July 3, 2010, the if-converted value would be $309.8 million, based on our stock price of $43.20 per share on July 2, 2010, which amount exceeds the original value of the bonds outstanding, or $141.4 million, by $168.4 million. This if-converted value is $66.4 million more than the $243.4 million face amount of the outstanding bonds at maturity in 2034.
     The aggregate fair value of the senior subordinated convertible notes at July 3, 2010 was $316.8 million.
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

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Net income from continuing operations	$17,537	$2,886	$30,901	$9,055
Unrealized gains (losses) on investments (net of taxes of $31 and $1,595 for the three months ended July 3, 2010 and July 4, 2009, respectively, and $471 and $1,531 for the six months ended July 3, 2010 and July 4, 2009, respectively)	(47)	2,393	(707)	2,297
Foreign currency translation adjustments	(940)	1,229	(1,746)	1,276

Comprehensive income from continuing operations	16,550	6,508	28,448	12,628
Comprehensive loss from discontinued operations	(1,583)	(1,054)	(2,514)	(1,596)

Comprehensive income	$14,967	$5,454	$25,934	$11,032

     There are no reconciling items between net loss from discontinued operations and comprehensive loss from discontinued operations.

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
     Share-based compensation expense and related stock option and restricted stock award activity is presented on a consolidated basis, unless otherwise presented as continuing operations and discontinued operations.
     Share-based compensation included in the condensed consolidated statements of operations consists of the following:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Cost of product sales	$359	$261	$626	$555
Selling, general and administrative	1,895	1,665	4,216	3,544
Research and development	809	585	1,811	1,398

Total share-based compensation expense before taxes	3,063	2,511	6,653	5,497
Tax benefit for share-based compensation expense	1,405	956	2,800	1,959

Total share-based compensation — continuing operations (net of taxes)	$1,658	$1,555	$3,853	$3,538

Total share-based compensation — discontinued operations (net of taxes)	$718	$852	$1,656	$1,784

     As of July 3, 2010 and July 4, 2009, share-based compensation expense of $0.3 million and $0.2 million, respectively, was capitalized to inventory.
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Our unaudited condensed consolidated statements of cash flows presentation reports the excess tax benefits (i.e., windfall only for tax deductions in excess of the share-based compensation expense recognized) as financing cash flows of $9.3 million and $1.6 million for the six months ended July 3, 2010 and July 4, 2009, respectively.
     Cash proceeds from the exercise of stock options were $21.8 million and $2.9 million for the six months ended July 3, 2010 and July 4, 2009, respectively. Cash proceeds from our employee stock purchase plan were $1.9 million and $1.6 million for the six months ended July 3, 2010 and July 4, 2009, respectively. The Company purchased $4.5 million and $3.1 million of restricted stock for payment of income tax withholding due upon vesting for the six months ended July 3, 2010 and July 4, 2009, respectively.

Equity Plan
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”). In May 2006 the 2006 Plan was amended by the Board of Directors and approved by our shareholders, in May 2008 the 2006 Plan was further amended by the Board of Directors and approved by our shareholders and in May 2010 the 2006 Plan was further amended by the Board of Directors and approved by our shareholders. The 2006 Plan allows us to grant to our employees, directors and consultants up to a total of 8.6 million shares of stock awards. Each share issued from May 20, 2008 through May 18, 2010 as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses, or performance share units reduces the number of shares available for issuance under the 2006 Plan by one and seventy-four hundredths (1.74) shares, and each share issued as stock options, restricted stock purchases or stock appreciation rights reduced the shares available for issuance under the 2006 Plan on a share-for-share basis. Each share issued from and after May 19, 2010 as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses, or performance share units reduces the number of shares available for issuance under the 2006 Plan by one and seven-tenths (1.7) shares, and each share issued as stock options, restricted stock purchases or stock appreciation rights reduces the shares available for issuance under the 2006 Plan on a share-for-share basis. During the six months ended July 3, 2010, approximately 443,000 options were granted under the 2006 Plan at an exercise price equal to the fair market value on the date of grant, and approximately 580,000 shares of restricted stock and restricted stock units were granted under the 2006 Plan. As of July 3, 2010, approximately 3.9 million shares remained available for grant under the 2006 Plan.
Stock Options
     Upon approval in May 2006, the 2006 Plan replaced our previous common stock option plans and equity incentive plans. As of July 3, 2010, we had 2.9 million options issued and outstanding under the 2006 Plan and the replaced plans. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Vesting on some options granted to officers may be accelerated in certain circumstances following a change in control of the Company.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Risk-free interest rate (weighted average)	2.87%	2.97%	3.05%	2.32%
Expected volatility	40%	53%	40%	53%
Expected option term (years)	4.82	4.91 to 6.02	4.88 to 6.04	4.90 to 6.04
Dividends	None	None	None	None
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
     At July 3, 2010, there was $5.0 million of unrecognized compensation expense from continuing operations, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 1.63 years. At July 3, 2010, there was $1.1 million of unrecognized compensation expense from discontinued operations, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 1.63 years. The aggregate intrinsic value of in-the-money options outstanding was $67.9 million, based on the closing price of our common stock on July 2, 2010, the last trading day in the six months ended July 3, 2010, of $43.20. As of July 3, 2010, the aggregate intrinsic value of options currently exercisable was $48.8 million and the intrinsic value of options vested and expected to vest was $66.7 million.

     The total intrinsic value of options exercised for the three months ended July 3, 2010 and July 4, 2009 was $27.3 million and $1.7 million, respectively. The total intrinsic value of options exercised for the six months ended July 3, 2010 and July 4, 2009 was $32.0 million and $2.6 million, respectively.
     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding options at January 2, 2010	3,857	$17.29	5.60
Granted	443	30.17
Exercised	(1,361)	16.01
Forfeited or expired	(31)	19.43

Outstanding options at July 3, 2010	2,908	$19.83	6.16

Outstanding options exercisable at July 3, 2010	1,897	$17.49	4.84

Outstanding options vested at July 3, 2010 and expected to vest	2,724	$19.42	5.97

     The weighted average grant-date fair value of options granted during the six months ended July 3, 2010 and July 4, 2009 was $12.61 per share and $12.03 per share, respectively.
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
Restricted Stock Awards
     Share-based compensation expense from continuing operations related to restricted stock awards was $1.7 million for the six months ended July 3, 2010. As of July 3, 2010, we had $2.8 million of unrecognized compensation expense from continuing operations, net of estimated forfeitures, related to restricted stock awards, which amount we expect to recognize over 1.29 years. As of July 3, 2010, we had $0.9 million of unrecognized compensation expense from discontinued operations, net of estimated forfeitures, related to restricted stock awards, which amount we expect to recognize over 1.29 years. There were no restricted stock awards granted during the six months ended July 3, 2010.
     Restricted stock activity is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at January 2, 2010	609	$16.63
Granted	—	—
Vested	(264)	17.08
Forfeited or expired	(18)	16.03

Outstanding unvested restricted stock at July 3, 2010	327	$16.31

Restricted Stock Units
     Share-based compensation expense from continuing operations related to restricted stock units was $2.5 million for the six months ended July 3, 2010. As of July 3, 2010, we had $15.0 million of unrecognized compensation expense from continuing operations, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 3.30 years. As of July 3, 2010, we had $4.6 million of unrecognized compensation expense from discontinued operations, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 3.30 years. The aggregate intrinsic value of the units outstanding, based on our stock price on July 2, 2010, was $38.2 million.

     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	Life (in years)
Outstanding units at January 2, 2010	463	$24.17	3.12
Granted	580	30.82
Released	(136)	25.15
Forfeited or expired	(22)	25.68

Outstanding units at July 3, 2010	885	$28.34	3.30

Employee Stock Purchase Plan
     In May 2002, our shareholders approved our Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1 of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on each of March 1, 2006, March 1, 2008 and March 1, 2009; our Board of Directors specified no increase as of each other year. Eligible employees may purchase a limited number of shares, over a six month period, of our common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the six months ended July 3, 2010, 83,791 shares of common stock were issued under the ESPP. As of July 3, 2010, approximately 215,909 shares remained available for issuance under this plan.
     The estimated subscription date fair value of the current offering under the ESPP is approximately $0.6 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	0.25%
Expected volatility	43%
Expected option life	0.50 years
Dividends	None
     As of July 3, 2010, there was approximately $0.2 million of unrecognized compensation expense from continuing operations and $0.2 million of unrecognized expense from discontinued operations related to ESPP subscriptions that began on May 1, 2010, which amount we expect to recognize during the second half of 2010.
13. Income Taxes
      Our effective income tax rates for the three months ended July 3, 2010 and July 4, 2009, were 35.4% and 30.7%, respectively. Our effective income tax rates for the six months ended July 3, 2010 and July 4, 2009 were 34.7% and 28.2%, respectively. The increase in our reported income tax rates are primarily due to the reduced impact that tax exempt income has on our tax rate due to our pretax increase in earnings. In addition, federal research credits which were available in 2009 are not currently available in 2010 as a result of the expiration of federal research credit legislation. Also in the first quarter of 2009, we recorded a discrete benefit to reflect the change in California tax law that will permit us to make a beneficial apportionment election in 2011.
     During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $4.8 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

14. Geographic Information
     Our functional entities operate in two segments: Cardiovascular and ITC. Due to our intent to sell ITC, segment disclosure is no longer presented. For a discussion of our ITC segment, which is classified as discontinued operations, refer to Note 15, “Assets Held for Sale.” Our Cardiovascular segment is classified as continuing operations.
     Our geographic information for our product revenue sold by our continuing operations to the domestic and international markets is discussed below.
     Revenue attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on final destination where the products are sold. During the three and six months ended July 3, 2010 and July 4, 2009, no customer or international country represented individually greater than 10% of the Company’s total product sales. The geographic composition of the Company’s product sales from continuing operations was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Domestic	$79,906	$56,014	$162,144	$108,032
International	15,192	13,208	32,226	25,819

Total product sales from continuing operations	$95,098	$69,222	$194,370	$133,851

15. Assets Held For Sale
     On April 25, 2010, we entered into a Stock Purchase Agreement to sell the ITC division to Danaher Corporation (“Danaher”) for $110.0 million in cash upon closing, subject to certain purchase price adjustments as set forth in the agreement. As such, the ITC division is classified as held for sale on the condensed consolidated balance sheets as of July 3, 2010 and January 2, 2010 and its results of operations displayed in discontinued operations for all periods presented.
     On July 26, 2010, the sale was terminated as a result of the failure of the parties to agree on the status of certain aspects of ITC’s quality system and regulatory filings. We expect to locate another buyer and complete the sale of ITC within the next twelve months.
     The results of the ITC business are included in discontinued operations in the second quarter and first half of 2010 and 2009 as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(in thousands)
Product sales	$24,182	$22,836	$46,488	$47,674
Cost of product sales	16,723	14,523	30,857	29,692

Gross profit	7,459	8,313	15,631	17,982

Operating expenses:
Selling, general and administrative	7,551	6,914	14,179	13,887
Research and development	3,019	3,099	6,096	6,412
Amortization of purchased intangible assets	67	209	269	418

Total operating expenses	10,637	10,222	20,544	20,717

Loss from operations	(3,178)	(1,909)	(4,913)	(2,735)
Other income:
Other income	103	324	204	380

Loss before income taxes	(3,075)	(1,585)	(4,709)	(2,355)
Income tax benefit	1,492	531	2,195	759

Net loss from discontinued operations	$(1,583)	$(1,054)	$(2,514)	$(1,596)

     The assets and liabilities of ITC are classified as held for sale as of July 3, 2010 and January 2, 2010. Such amounts are comprised of the following:

	July 3, 2010	January 2, 2010 (1)
	(in thousands)
ASSETS
Current assets:
Receivables, net of allowances of $383 and $522, respectively	$14,591	$18,030
Inventories (1)	22,272	22,300
Prepaid expenses and other assets	632	881

Total current assets	37,495	41,211
Property, plant and equipment, net (2)	15,783	14,737
Goodwill	4,271	4,271
Purchased intangible assets, net	2,715	2,984
Other long-term assets	584	595

Total assets held for sale	$60,848	$63,798

LIABILITIES
Current liabilities:
Bank overdraft	$577	$1,326
Accounts payable	2,891	2,310
Accrued compensation	4,647	4,990
Other accrued liabilities	2,550	2,305

Total current liabilities	10,665	10,931
Other long-term liabilities	1,419	1,446

Total liabilities related to assets held for sale	$12,084	$12,377

(1)	Management has elected to classify the assets and liabilities of ITC as held for sale as of January 2, 2010 to conform to current presentation.

(2)	Inventories classified as held for sale consisted of the following:

	July 3, 2010	January 2, 2010
	(in thousands)
Finished goods	$4,740	$5,083
Work in process	2,885	3,068
Raw materials	14,647	14,149

Total	$22,272	$22,300

(3)	Property, plant and equipment, net, classified as held for sale consisted of the following:

	July 3, 2010	January 2, 2010
	(in thousands)
Land, building and improvements	$4,600	$4,606
Equipment and capitalized software	36,841	35,465
Furniture and leasehold improvements	3,176	3,098

Subtotal	44,617	43,169
Less accumulated depreciation	(28,834)	(28,432)

Total	$15,783	$14,737

16. Net Income (Loss) Per Share
     On January 4, 2009, we adopted authoritative accounting guidance that requires participating securities to be included in the calculation of the net income (loss) per share using the two-class method. Our restricted share awards subject to repurchase and settled in shares of common stock upon vesting have non-forfeitable rights to receive dividends on an equal basis with common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income (loss) per common share is determined by calculating net income (loss) per share for common stock and participating securities based on participation rights in undistributed earnings. Dilutive net income (loss) per common share also considers the dilutive effect of the in-the-money stock options and restricted stock units, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and restricted stock units includes the amount of unrecognized compensation cost attributable to future services, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability that would be recorded in additional-paid-in capital when the award becomes deductible.
     Basic and diluted net income (loss) per common share attributable to common shareholders under the two-class method were calculated as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands, except per share data)
Basic net income per share calculation
Net income from continuing operations	$17,537	$2,886	$30,901	$9,055
Net income from continuing operations allocated to participating securities	(103)	(35)	(224)	(123)

Net income from continuing operations attributable to common shareholders	$17,434	$2,851	$30,677	$8,932

Net loss from discontinued operations	$(1,583)	$(1,054)	$(2,514)	$(1,596)
Net loss from discontinued operations allocated to participating securities	9	13	18	22

Net loss from discontinued operations attributable to common shareholders	$(1,574)	$(1,041)	$(2,496)	$(1,574)

Net income	$15,954	$1,832	$28,387	$7,459
Net income allocated to participating securities	(94)	(22)	(206)	(102)

Net income attributable to common shareholders	$15,860	$1,810	$28,181	$7,357

Weighted average number of common shares used to compute basic net income per common share	57,635	55,789	57,139	55,658

Basic net income (loss) per common share from:
Continuing operations	$0.30	$0.05	$0.54	$0.16
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.03)

Total	$0.28	$0.03	$0.49	$0.13

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands, except per share data)
Diluted net income(loss) per common share calculation
Net income from continuing operations	$17,537	$2,886	$30,901	$9,055
Interest expense on senior subordinated convertible notes (after tax)	1,750	—	3,524	—

Net income for diluted share calculation	19,287	2,886	34,425	9,055
Net income from continuing operations allocated to participating securities	(99)	(34)	(218)	(122)

Net income from continuing operations attributable to common shareholders	$19,188	$2,852	$34,207	$8,933

Net loss from discontinued operations	$(1,583)	$(1,054)	$(2,514)	$(1,596)
Net income from discontinued operations allocated to participating securities	9	13	18	22

Net loss from discontinued operations attributable to common shareholders	$(1,574)	$(1,041)	$(2,496)	$(1,574)

Net income	$15,954	$1,832	$28,387	$7,459
Interest expense on senior subordinated convertible notes (after tax)	1,750	—	3,524	—

Net income for diluted share calculation	17,704	1,832	31,911	7,459
Net income allocated to participating securities	(91)	(22)	(202)	(100)

Net income attributable to common shareholders	$17,613	$1,810	$31,709	$7,359

Weighted average number of common shares used to compute basic net income (loss) per common share attributable to common shares	57,635	55,789	57,139	55,658
Dilutive effect of stock-based compensation plans	1,540	1,372	1,571	1,356
Dilutive effect on conversion of senior subordinated convertible notes	7,261	—	7,276	—

Weighted average number of common shares used to compute diluted net income (loss) per common share	66,436	57,161	65,986	57,014

Diluted net income (loss) per common share from
Continuing operations	$0.29	$0.05	$0.52	$0.16
Discontinued operations	(0.02)	(0.02)	(0.04)	(0.03)

Total	$0.27	$0.03	$0.48	$0.13

     The weighted average unvested restricted stock awards outstanding were 342,305 and 679,138 for the three months ended July 3, 2010 and July 4, 2009, respectively. The weighted average unvested restricted stock awards outstanding were 418,432 and 767,653 for the six months ended July 3, 2010 and July 4, 2009, respectively.

     Subsequent to the original issuance of the unaudited condensed consolidated financial statements for the period ended July 4, 2009, management determined that the net income (loss) per share calculations for the three and six months ended July 4, 2009 did not properly reflect the restricted share awards as participating securities under the two-class method and thus were inappropriately reflected in the number of common shares to be used in the computation of net income (loss) per share. The change to the calculation of the two-class method had no impact on the reported net income (loss) per share for the three and six months ended July 4, 2009. The change to the calculation of the two-class method resulted in a decrease in the shares reported as used in the computation of both basic and diluted net income (loss) per share of approximately 679,000 and 768,000 for the three and six months ended July 4, 2009, respectively. The shares previously included in the calculations of basic and diluted net income (loss) per share for the three months and six months ended July 4, 2009 were as follows:

	Three Months Ended	Six Months Ended
	July 4, 2009	July 4, 2009
	(in thousands)
Basic	56,468	56,426
Diluted	57,840	57,782
     Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Options to purchase shares not included in the computation of diluted income per share because their inclusion would be anti-dilutive	21	344	297	253
     The computation of diluted net income per common share for the three and six months ended July 4, 2009 excludes the effect of assuming the conversion of our senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been anti-dilutive.

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
OVERVIEW
Continuing Operations — Cardiovascular Business
     Thoratec Corporation (“we,” “our,” “us,” or the “Company”) is the world leader in mechanical circulatory support with a product portfolio to treat the full range of clinical needs for advanced heart failure patients. We develop, manufacture and market proprietary medical devices used for circulatory support.
     For advanced heart failure (“HF”), we develop, manufacture and market proprietary medical devices used for mechanical circulatory support (“MCS”). Our primary product lines are our ventricular assist devices (“VADs”): the Thoratec Paracorporeal Ventricular Assist Device (“PVAD”), the Thoratec Implantable Ventricular Assist Device (“IVAD”), the HeartMate Left Ventricular Assist System (“HeartMate XVE”), and the HeartMate II Left Ventricular Assist System (“HeartMate II”). We refer to the PVAD and the IVAD collectively as the “Thoratec product line” and we refer to the HeartMate XVE and the HeartMate II collectively as the “HeartMate product line.” The PVAD, IVAD, HeartMate XVE and HeartMate II are approved by the U.S Food and Drug Administration (“FDA”) and are Conformite Europeene (“CE”) Mark approved in Europe. In addition, for acute HF we market the CentriMag Blood Pumping System (“CentriMag”), which is manufactured by Levitronix LLC (“Levitronix”) and distributed by us in the U.S. under a distribution agreement with Levitronix. We also manufacture a vascular access graft for renal dialysis.
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
     During the third quarter of 2009 we launched our new HeartMate external peripherals (Go-Gear), including new batteries, charger and power module, which are designed to provide an enhanced quality of life for HeartMate patients by providing them more freedom and mobility and the ability to more easily resume many aspects of a normal lifestyle.
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
Discontinued Operations — International Technidyne Corporation (“ITC”)
     Our ITC division develops, manufactures and markets two product lines:
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
     On April 25, 2010, we entered into a Stock Purchase Agreement to sell the ITC division to Danaher Corporation (“Danaher”) for $110.0 million in cash upon closing, subject to certain purchase price adjustments as set forth in the agreement. As such, the ITC division is classified as held for sale on the condensed consolidated balance sheet as of July 3, 2010 and January 2, 2010 and its results of operations displayed in discontinued operations for all periods presented.
     On July 26, 2010, the sale was terminated as a result of the failure of the parties to agree on the status of certain aspects of ITC’s quality system and regulatory filings. We expect to locate another buyer and complete the sale of ITC within the next twelve months.

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
     We recognize sales of certain products to first-time customers when it has been determined that the customer has the ability to use the products. These sales frequently include the sale of products and training services under multiple element arrangements. Training is not considered essential to the functionality of the products. Revenue under these arrangements is allocated to training based upon fair market value of the training, which is typically performed on our behalf by third party providers. Under this method, the total value of the arrangement is allocated to the training and the products based on the relative fair market value of the training and products.
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
     The majority of our products are covered by up to a one-year limited manufacturer’s warranty from the date of shipment or installation. Estimated contractual warranty obligations are recorded when the related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated, at which time they are included in “Cost of product sales” in our unaudited condensed consolidated statements of operations. In determining the warranty reserve estimate, management makes judgments and estimates on such matters as repair costs and probability of warranty obligations.
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
     Purchased intangible assets with indefinite lives and goodwill are not amortized but are subject to annual impairment tests. If there was impairment, a new fair value would be determined. If the new fair value is less than the carrying amount, an impairment loss would be recognized.
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

Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
	(in thousands, except for percentage data)
Product sales	$95,098	100%	$69,222	100%	$194,370	100%	$133,851	100%
Cost of product sales	30,579	32	26,780	39	62,150	32	47,051	35

Gross profit	64,519	68	42,442	61	132,220	68	86,800	65

Operating expenses:
Selling, general and administrative	21,065	22	23,862	35	42,906	22	44,343	33
Research and development	11,812	12	10,327	15	31,803	16	21,100	16
Amortization of purchased intangible assets	2,468	3	2,359	3	4,880	3	5,082	4

Total operating expenses	35,345	37	36,548	53	79,589	41	70,525	53

Income from operations	29,174	31	5,894	8	52,631	27	16,275	12
Other income and (expense):
Interest expense and other	(3,275)	(3)	(3,040)	(4)	(6,155)	(3)	(5,906)	(4)
Interest income and other	1,293	1	1,313	2	2,899	1	2,244	2
Impairment of investment	(46)	—	—	—	(2,046)	(1)	—	—

Income before income taxes	27,146	29	4,167	6	47,329	24	12,613	10
Income tax expense	(9,609)	(10)	(1,281)	(2)	(16,428)	(8)	(3,558)	(3)

Net income from continuing operations	17,537	18	2,886	4	30,901	16	9,055	7
Net loss from discontinued operations, net of tax	(1,583)	(1)	(1,054)	(2)	(2,514)	(1)	(1,596)	(1)

Net income	$15,954	17	$1,832	2	$28,387	15	$7,459	6

Three and six months ended July 3, 2010 and July 4, 2009
Continuing Operations
Product Sales
     Product sales were as follows:

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Product sales	$95,098	$69,222	37%	$194,370	$133,851	45%

     In the second quarter of 2010 as compared to the second quarter of 2009, product sales increased by $25.9 million primarily due to higher worldwide sales of our HeartMate product line, including Go-Gear peripherals introduced in the third quarter of 2009.
     In the first half of 2010 as compared to the first half of 2009, product sales increased by $60.5 million primarily due to higher worldwide sales of our HeartMate product line, including Go-Gear peripherals, which was in part offset by a decline in the Thoratec product line. In the U.S., ten HeartMate II centers have been added in first six months of 2010 bringing the total to 130 centers. Internationally, we added eleven centers in the first six months of 2010, bringing the total to 102 centers.
     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 16% and 19% of our total product sales in the second quarter of 2010 and 2009, respectively, and approximately 17% and 19% of our total product sales in the first half of 2010 and 2009, respectively.

Gross Profit
     Gross profit and gross margin were as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(in thousands, except percentages)
Total gross profit	$64,519	$42,442	$132,220	$86,800

Total gross margin	68%	61%	68%	65%

     In the second quarter of 2010 as compared to the second quarter of 2009, gross margin percentage increased by 6.5 percentage points, primarily attributable to favorable manufacturing variances driven by volume and the continued increase in sales of Go-Gear peripherals. In addition, in the second quarter of 2009 we recorded a $4.3 million excess inventory reserve related to the declining utilization of the HeartMate XVE that did not reoccur in the second quarter of 2010.
     In the first half of 2010 as compared to the first half of 2009, gross margin percentage increased by 3.2 percentage points, primarily attributable to favorable manufacturing variances driven by volume and the continued increase in sales of Go-Gear peripherals. In addition, in the first half of 2009 we recorded a $4.3 million excess inventory reserve related to the declining utilization of the HeartMate XVE that did not reoccur in the first half of 2010.
Selling, General and Administrative
     Selling, general and administrative expenses were as follows:

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Total selling, general and administration	$21,065	$23,862	(12)%	$42,906	$44,343	(3)%

     In the second quarter of 2010 as compared to the second quarter of 2009, selling, general and administrative costs decreased by $2.8 million due to higher legal and consulting fees of $5.6 million related to the intended acquisition of HeartWare International Inc. (“HeartWare”) in 2009, partially offset by $2.8 million related to the expansion of our sales force and other market development initiatives.
In the first half of 2010 as compared to the first half of 2009, selling, general and administrative costs decreased by $1.4 million due to higher legal and consulting fees of $7.9 million related to the intended acquisition of HeartWare in 2009, partially offset by the expansion of our sales force and other market development initiatives, including users meetings.
Research and Development
     Research and development expenses were as follows:

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Total research and development	$11,812	$10,327	14%	$31,803	$21,100	51%

     Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.
     In the second quarter of 2010 as compared to the second quarter of 2009, costs increased by $1.5 million primarily due to an increase in personnel costs associated with new HeartMate II system enhancements, cross platform initiatives and next generation pump technology.

     In the first half of 2010 as compared to the first half of 2009, costs increased by $10.7 million primarily due the acquisition of PHP technology of $8.5 million which was expensed, new HeartMate II platform enhancements, development of HeartMate III and other new product technology.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets in the second quarter of 2010 was $2.5 million as compared to $2.4 million in the second quarter of 2009 and in the first half of 2010 was $4.9 million as compared to $5.1 million in the first half of 2009. The $0.2 million decrease in amortization expense for the first half of 2010 was due to certain intangible assets being fully amortized.
Interest Expense and Other
     Interest expense, primarily related to interest on the senior subordinated convertible notes, is as follows:

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Interest expense	$3,067	$2,939	4%	$5,844	$5,702	2%
Amortization of debt issuance costs related to senior subordinated convertible notes	109	101	8%	212	204	4%
Loss on extinguishment of senior subordinated convertible notes	99	—	—	99	—	—

Total interest expense	$3,275	$3,040		$6,155	$5,906

     Interest expense, which is comprised primarily of the senior subordinated convertible notes, is calculated using the interest rate method which increases interest expense over the term of the debt resulting in a higher expense in the second quarter and first half of 2010 as compared to the second quarter and first half of 2009. In addition, during the second quarter of 2010, 4,035 of the 247,427 bonds originally issued in the senior subordinated convertible note financing had been submitted to be converted and we had elected to pay cash in lieu of shares for these bonds, resulting in a loss on extinguishment of such notes of $0.1 million.
Interest Income and Other
     Interest income and other consisted of the following:

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Interest income	$1,206	$1,419	(15)%	$2,871	$2,723	5%
Foreign currency, net	187	(11)	1,800%	121	(513)	124%
Other	(100)	(95)	(5)%	(93)	34	(374)%

Total interest income and other	$1,293	$1,313		$2,899	$2,244

     Interest income in the second quarter of 2010 decreased by $0.2 million as compared to the second quarter of 2009, primarily due to the decline in market interest rates.
     Interest income in the first half of 2010 increased by $0.1 million from the first half of 2009, mainly due to increased cash and investment balances partially offset by the decline in market interest rates and shortened maturities on our investment portfolio. Foreign currency loss decreased in the same period by $0.6 million due to fluctuations in foreign exchange rates.
Impairment on Investment
     During the first half of 2010, we recorded an impairment charge of $2.0 million for our entire investment in Acorn Cardiovascular, Inc., a start-up medical device company.

Income Taxes
     Our effective income tax rates for the three months ended July 3, 2010 and July 4, 2009 were 35.4% and 30.7%, respectively. The increase in our tax rate of 4.7 percentage points was primarily due to an increase in pre-tax earnings, and the proportion of tax exempt interest to higher pre-tax earnings.
     Our effective income tax rates for the six months ended July 3, 2010 and July 4, 2009 were 34.7% and 28.2%, respectively. The increase in our tax rate of 6.5 percentage points was primarily due to an increase in pre-tax earnings, and the proportion of tax exempt interest to the higher pre-tax earnings. In addition, in the first quarter of 2009 a discrete benefit was recorded for a change in California law.
     Further, both of the three month and six month periods in 2010 were affected by federal research tax credits which were available in 2009 but are not currently available in 2010 as a result of the expiration of federal research tax credit legislation.
     Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Since changes in our forecasted profitability for 2010 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will be dependent on our profitability and could fluctuate significantly.
Analysis of Discontinued Operations
     On April 25, 2010, we entered into a Stock Purchase Agreement to sell the ITC division to Danaher Corporation for $110.0 million in cash upon closing, subject to certain purchase price adjustments as set forth in the agreement. As such, the ITC division is classified as held for sale on the condensed consolidated balance sheets as of July 3, 2010 and January 2, 2010 and its results of operations displayed in discontinued operations for all periods presented.
     On July 26, 2010, the sale was terminated as a result of the failure of the Company and Danaher to agree on the status of certain aspects of ITC’s quality system and regulatory filings. We expect to locate another buyer and complete the sale of ITC within the next twelve months.
     Discontinued operations incurred a loss of $1.6 million in the second quarter of 2010 compared to a loss of $1.1 million in the second quarter of 2009. The increase in the loss from discontinued operations was primarily due to lower gross profits as a result of higher unfavorable manufacturing variances.
     Discontinued operations incurred a loss of $2.5 million during the first half of 2010 compared to a loss of $1.6 million in the first half of 2009. The increase in the loss from discontinued operations was primarily due to lower gross profit as a result of higher unfavorable manufacturing variances.
Liquidity and Capital Resources
Cash, Cash Equivalents and Investments
     Cash and cash equivalents include highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.
     Investments classified as short-term consist of various financial instruments such as commercial paper, U.S. government agency obligations, variable demand notes and corporate notes. Bonds with high credit quality with maturities of greater than 90 days when purchased are classified as available-for-sale. Investments classified as long-term consist of our investments in auction rate securities.

     Following is a summary of our cash, cash equivalents and investments:

	July 3,	January 2,
	2010	2010
	(in thousands)
Cash and cash equivalents	$37,435	$27,787
Short-term investments	314,724	279,174
Long-term investments	24,166	24,634

Total cash, cash equivalents and investments	$376,325	$331,595

     We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations and capital requirements for at least the next twelve months.
     As of July 3, 2010, we owned approximately $27.7 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between A- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.
     We recorded an estimated cumulative unrealized loss of $3.5 million ($2.1 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive loss within shareholders’ equity. In addition, our management reviews impairments and credit losses associated with its investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of other-than-temporary impairment event. We do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; we intend to hold the investment to recovery and based on a more-likely-than-not probability assessment we will not be required to sell the security before recovery; and we deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive loss. Further, we continue to liquidate investments in auction rate securities as opportunities arise. Subsequent to the second quarter of 2010 we liquidated $3.0 million of our auction rate securities at par value through a successful auction.
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
     We intend and have the ability to hold these auction rate securities until the market recovers, and the securities recover to par or until maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current cash, cash equivalents and short-term marketable security investment balances of $352.2 million as of July 3, 2010, the current lack of liquidity in the credit and capital markets will not have an impact on our liquidity, our cash flow or our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record other-than-temporary impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Senior Subordinated Convertible Notes
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The senior subordinated convertible notes were issued at an issue price of $580.98 per note, which is 58.098% of the principal amount at maturity of the notes. The senior subordinated convertible notes bear interest at a rate of 1.3798% per year on the principal amount at maturity, payable semi-annually in arrears in cash on May 16 and November 16 of each year, from November 16, 2004 until May 16, 2011. Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.462 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes. As of July 3, 2010, 4,035 of the 247,427 bonds originally issued had been submitted to be converted and we had elected to pay cash in lieu of shares for these bonds.
     In addition, holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus the accrued original issue discount, if any. Due to this redemption feature, where holders may require us to repurchase all or a portion of the senior subordinated convertible notes as early as May 16, 2011, these senior subordinated convertible notes have been reclassified from long-term liabilities to current liabilities during the second quarter of 2010.
     We adopted ASC 470-20, Debt, applied retrospectively, which increases non-cash interest expense based on the market rate of 9% percent per annum as compared to the cash coupon rate of 2.375% as further discussed in Note 10, “Senior Subordinated Convertible Notes.”
Cash Flow Activities from Continuing Operations
     Following is a summary of our cash flow activities:

	Six Months Ended
	July 3,	July 4,
	2010	2009
	(in thousands)
Net cash provided by continuing operating activities	$28,842	$15,126
Net cash used in continuing investing activities	(42,170)	(44,076)
Net cash provided by continuing financing activities	23,078	3,047
Effect of exchange rate changes on cash and cash equivalents	(102)	(91)

Net increase (decrease) in cash and cash equivalents	$9,648	$(25,994)

Cash Provided by Continuing Operating Activities
     For the six months ended July 3, 2010, cash provided by operating activities was $28.8 million. This amount included net income from continuing operations of $30.9 million increased by non-cash adjustments to net income of $21.5 million primarily comprised of $3.3 million related to depreciation, $4.9 million related to amortization, $10.0 million related to tax benefit related to stock options, $6.7 million related to share-based compensation expense, and non-cash interest on senior subordinated convertible notes of $4.1 million. These were partially offset by a decrease of $9.3 million related to excess tax benefits from share-based compensation and $3.4 million change in our net deferred tax liability. Changes in assets and liabilities used cash of $23.5 million primarily due to increases in tax payments, inventories, and receivables, partially offset by an increase in accounts payable and other liabilities.
Cash Used in Continuing Investing Activities
     For the six months ended July 3, 2010, cash used in investing activities was $42.2 million, due to purchases of investments of $300.6 million, partially offset by sales and maturities of investments of $262.0 million. In addition, we made $2.1 million of purchases of property, plant and equipment which included $1.8 million for lab equipment related to the expansion of our research and development facilities and an increase in furniture and computers for expansion of our Pleasanton office.

Cash Provided by Continuing Financing Activities
     For the six months ended July 3, 2010, cash provided by financing activities was $23.1 million, primarily was comprised of $21.8 million from proceeds related to stock option exercises, $1.9 million from proceeds from stock issued under our employee stock purchase plan and $9.3 million from excess tax benefits from stock option exercises, offset by $4.5 million of restricted stock purchased for payment of income tax withholding due upon vesting and $5.3 million used to extinguish notes because 4,035 of our senior subordinated convertible notes were submitted for conversion.
Cash Flow Activities from Discontinued Operations
     Following is a summary of the cash flow activities from discontinued operations:

	Six Months Ended
	July 3,	July 3,
	2010	2010
	(in thousands)
Net cash provided by operating activities	$2,495	$1,950
Net cash used in investing activities	(1,746)	(1,535)

Net decrease in bank overdraft	$749	$415

Off Balance Sheet Arrangements
     We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. As of July 3, 2010, our Letter of Credit was approximately $1.0 million.
Contractual Obligations
     As of July 3, 2010, the liability for uncertain tax positions was $10.3 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
     During the three and six months ended July 3, 2010 there were no other material changes to our contractual obligations reported in our 2009 Annual Report on Form 10-K, outside our normal course of business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     Our investment portfolio is made up of marketable investments in money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at fair market value and are treated as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature due to the frequency with which the interest rate is reset and because such marketable securities represent the investment of cash that is available for current operations. Our auction rate securities that are not liquid are classified as long-term. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a loss if we were forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 25 basis points and by 50 basis points, the change in our net unrealized gain or loss on investments would be $0.6 million and $1.1 million, respectively. We do not utilize derivative financial instruments to manage interest rate risks. Our senior subordinated convertible notes and the Levitronix convertible debenture do not bear interest rate risk as the notes and debenture were issued at a fixed rate of interest.

Foreign Currency Rate Fluctuations
     We use forward foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities (primarily assets and liabilities on our U.K. subsidiary’s consolidated balance sheet). Our contracts typically have maturities of three months or less.
     Effective January 3, 2010, we changed our functional currency for our U.K subsidiary from U.K pounds to euros. This change did not have a material impact on our condensed consolidated financial statements however the change did impact our foreign currency hedging contracts. As of July 3, 2010, we owned forward contracts to sell euros to U.S. dollars with a notional value of €7.1 million, to sell U.S. dollars to euro with a notional value of $2.3 million and to sell U.K. pounds to euros with a notional value of £1.0 million as compared to July 4, 2009, when we owned forward contracts to sell euros to U.S dollars with a notional value of €8.5 million and purchase U.K. pounds from U.S. dollars with a notional value of £5.1 million. As of July 3, 2010, our forward contracts had an average exchange rate of one U.S. dollar to 1.2546 euros and one U.K. pound to 1.2094 euros. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates as of July 3, 2010 would be approximately $0.8 million.
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
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of July 3, 2010. The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of July 3, 2010 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow for timely decisions regarding required disclosures.
Changes to Internal Controls
     There have been no changes in our internal controls over financial reporting during the quarter ended July 3, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 3, 2010, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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
ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three months ended July 3, 2010.
     The following table sets forth certain information about our common stock repurchased during the three months ended July 3, 2010:

			Total number	Approximate
			of shares	value of shares
	Total		purchased	authorized to be
	number		under	purchased under
	of shares	Average	publicly	publicly
	purchased	price paid	announced	announced
	(2)	per share	programs (1)	programs
	(in thousands, except per share data)
April 4, 2010 through May 1, 2010	2.2	$35.20	—	$—
May 2, 2010 through May 29, 2010	2.0	41.48	—	—
May 30, 2010 through July 3, 2010	2.8	43.94	—	—

Total	7.0	$40.48	—	$—

(1)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of our common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three months ended July 3, 2010. As of July 3, 2010, we have $10.1 million remaining under our share repurchase programs.

(2)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

ITEM 6. EXHIBITS
2.1	Stock Purchase Agreement, dated as of April 25, 2010, by and between Thoratec Corporation and Radiometer America Inc. (1)

10.1	Thoratec Corporation Amended and Restated 2006 Incentive Stock Plan (2)
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of July 3, 2010 and January 2, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 3, 2010 and July 4, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 3, 2010 and July 4, 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed as an Exhibit to Thoratec’s Current Report on Form 8-K filed with the SEC on April 26, 2010 and incorporated herein by reference.

(2)	Filed as an Exhibit to Thoratec’s Current Report on Form 8-K filed with the SEC on May 25, 2010 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: August 10, 2010	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: August 10, 2010	/s/ David V. Smith
David V. Smith
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)