Form 10-Q
period 2010-10-02
THORATEC CORP
filed 2010-11-04
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 2, 2010
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
As of October 22, 2010, the registrant had 58,470,009 shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of October 2, 2010 and January 2, 2010	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 2, 2010 and October 3, 2009	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2010 and October 3, 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	39
Part II. Other Information
Item 1A. Risk Factors	41
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	41
Item 5. Other Information	41
Item 6. Exhibits	42
Signatures	43
Exhibits
EX-2.1
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

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THORATEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	October 2, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$50,709	$27,787
Short-term available-for-sale investments	337,853	279,174
Receivables, net of allowances of $1,242 and $322, respectively	50,003	48,058
Inventories	57,267	44,635
Deferred tax assets	12,567	12,261
Prepaid expenses and other assets	5,063	4,831
Prepaid and other income taxes	12,380	1,234
Assets held for sale	59,880	63,798

Total current assets	585,722	481,778

Property, plant and equipment, net	37,678	37,115
Goodwill	95,015	95,015
Purchased intangible assets, net	90,964	96,876
Long-term available-for-sale investments	21,578	24,634
Other long-term assets	4,041	12,465

Total Assets	$834,998	$747,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,819	$6,221
Accrued compensation	17,362	17,417
Other accrued liabilities	13,775	12,469
Senior subordinated convertible notes	136,057	—
Liabilities related to assets held for sale	11,824	12,377

Total current liabilities	194,837	48,484

Senior subordinated convertible notes	—	131,929
Long-term deferred tax liability	26,580	31,720
Other	7,849	10,622

Total Liabilities	229,266	222,755

Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 58,469 and 57,043 as of October 2, 2010 and January 2, 2010, respectively	—	—
Additional paid-in capital	599,673	557,418
Retained earnings (accumulated deficit)	9,208	(30,321)
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,239)	(648)
Cumulative translation adjustments	(1,910)	(1,321)

Total accumulated other comprehensive loss	(3,149)	(1,969)

Total Shareholders’ Equity	605,732	525,128

Total Liabilities and Shareholders’ Equity	$834,998	$747,883

See notes to unaudited condensed consolidated financial statements.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Product sales	$90,996	$65,114	$285,366	$198,965
Cost of product sales	28,621	19,976	90,771	67,027

Gross profit	62,375	45,138	194,595	131,938

Operating expenses:
Selling, general and administrative	21,104	18,283	64,010	62,625
Research and development	12,332	10,605	44,135	31,705
Amortization of purchased intangible assets	2,446	2,359	7,326	7,441

Total operating expenses	35,882	31,247	115,471	101,771

Income from operations	26,493	13,891	79,124	30,167
Other income and (expense):
Interest expense and other	(3,125)	(3,261)	(9,280)	(9,167)
Interest income and other	1,362	7,060	4,261	9,304
Impairment on investment	(11)	—	(2,057)	—

Income before income taxes	24,719	17,690	72,048	30,304
Income tax expense	(9,239)	(5,914)	(25,667)	(9,472)

Net income from continuing operations	15,480	11,776	46,381	20,832
Net income (loss) from discontinued operations (net of tax)	(1,183)	1	(3,697)	(1,595)

Net income	$14,297	$11,777	$42,684	$19,237

Net income (loss) per share — Basic:
Continuing operations	$0.26	$0.21	$0.80	$0.37
Discontinued operations	(0.02)	—	(0.06)	(0.03)

Net income	$0.24	$0.21	$0.74	$0.34

Net income (loss) per share — Diluted:
Continuing operations	$0.26	$0.20	$0.78	$0.36
Discontinued operations	(0.02)	—	(0.06)	(0.03)

Net income	$0.24	$0.20	$0.72	$0.33

Shares used to compute net income (loss) per share(1):
Basic	58,138	56,045	57,473	55,787
Diluted	66,612	57,368	66,216	57,135
See notes to unaudited condensed consolidated financial statements.

(1)	See Note 16, “Net Income (Loss) Per Share,” for the computation of basic and diluted net income (loss) per share using the two-class method.

THORATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Cash flows from continuing operating activities:
Net income from continuing operations	$46,381	$20,832
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	12,309	13,162
Investment premium amortization, net	3,795	2,099
Loss on extinguishment of senior subordinated convertible notes	99	—
Non-cash expenses, net	687	1,836
Non-cash interest expense	7,152	5,816
Mark-to-market adjustment on HeartWare International Inc. (“HeartWare”) conversion option	—	(1,786)
Fair value conversion option upon termination of HeartWare merger agreement	—	(3,454)
Impairment on investment	2,057	—
Tax benefit related to stock options	10,343	2,885
Share-based compensation expense	9,624	7,935
Excess tax benefits from share-based compensation	(9,458)	(2,397)
Loss on disposal of assets	529	146
Change in net deferred tax liability	(4,027)	(3,528)
Changes in assets and liabilities:
Receivables	(3,080)	(4,754)
Inventories	(15,939)	(13,464)
Prepaid expenses and other assets	(277)	(5,539)
Accounts payable and other liabilities	15,028	1,717
Prepaid and other income taxes, net	(13,851)	1,607

Net cash provided by continuing operating activities	61,372	23,113

Cash flows from continuing investing activities:
Purchases of available-for-sale investments	(398,874)	(224,817)
Sales of available-for-sale investments	306,523	97,577
Maturities of available-for-sale investments	32,090	44,773
Loan collections	2,756	—
Restricted cash and cash equivalents	—	(16,000)
HeartWare loan receivable	—	(4,000)
Purchases of patents	(1,414)	—
Purchases of property, plant and equipment	(2,848)	(7,590)

Net cash used in continuing investing activities	(61,767)	(110,057)

Cash flows from continuing financing activities:
Excess tax benefits from share-based compensation	9,458	2,397
Proceeds from stock option exercises	22,035	6,598
Proceeds from stock issued under employee stock purchase plan	1,884	1,628
Repurchase and retirement of common shares	(4,698)	(3,255)
Extinguishment of senior subordinated convertible notes	(5,358)	—

Net cash provided by continuing financing activities	23,321	7,368
Effect of exchange rate changes on cash and cash equivalents	(4)	(207)

Net increase (decrease) in cash and cash equivalents from continuing operations	22,922	(79,783)
Cash and cash equivalents from continuing operations at beginning of period	27,787	108,388

Cash and cash equivalents from continuing operations at end of period	$50,709	$28,605

Cash flows from discontinued operations:
Net cash provided by operating activities	$2,944	$2,821
Net cash used in investing activities	(2,488)	(2,091)

Net increase in cash from discontinued operations	456	730
Bank overdraft from discontinued operations at beginning of period	(1,326)	(1,335)

Bank overdraft from discontinued operations at end of period	$(870)	$(605)

Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$30,494	$7,834

Cash paid for interest	$1,707	$1,707

Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$3,493	$1,732

Purchases of property, plant and equipment through accounts payable and accrued liabilities	$221	$1,682

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
     The financial information presented herein includes continuing operations, unless otherwise stated. On April 25, 2010, our board of directors made a decision to sell our wholly-owned subsidiary, International Technidyne Corporation (“ITC”) and expects to complete this sale within the next nine months. As such, as of the second quarter of 2010, ITC met the conditions in Financial Accounting Standards Board (“FASB”) Codification (“ASC”) 360, Property, Plant and Equipment, to be classified as an asset held for sale, and we have elected to present ITC in this manner for all periods presented, as described in Note 15, “Assets Held for Sale.” On November 4, 2010 we sold ITC, as described in Note 17, “Subsequent Event.”
Revenue Recognition and Product Warranty
     We recognize revenue from product sales when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Sales to distributors are recorded when title transfers.
     The majority of our products are covered by up to a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable, can be reasonably estimated and are included in “Cost of product sales.” The change in accrued warranty expense from continuing operations, included in “Other accrued liabilities,” is summarized in the following table:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(in thousands)
Balance at beginning of period	$1,747	$1,196	$1,706	$554
Accruals for warranties issued	2,765	994	4,696	2,894
Settlements made	(1,395)	(488)	(3,285)	(1,746)

Balance at end of period	$3,117	$1,702	$3,117	$1,702

2. Recently Issued Accounting Standards
     In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition (Topic 605): Milestone Method. ASU No. 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. ASU No. 2010-17 provides the criteria to be met for a milestone to be considered substantive which includes: (i) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and (ii) past performance be reasonable relative to all deliverables and payment terms in the arrangement. ASU No. 2010-17 is effective on a prospective basis for us for milestones achieved on or after January 2, 2011. Earlier application is permitted. We are currently evaluating the application date and the effect of the amended guidance on our unaudited condensed consolidated financial statements.
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
4. Investments
     Our investment portfolio is comprised of short-term and long-term investments. Investments classified as short-term available-for-sale consist primarily of municipal bonds, corporate bonds, commercial paper and variable demand notes. All investments mature within two years or less from the date of purchase. Investments with maturities beyond one year may be classified as short-term, if they are available and intended for use in current operations, based on their highly liquid nature or due to the frequency with which the interest rate is reset. Investments classified as long-term available-for-sale consist of auction rate securities, whose underlying assets are student loans. In addition, certain of our long-term investments associated with the deferred compensation plan are classified as trading securities and as of October 2, 2010 consists primarily of mutual fund investments.
     Our investments in available-for-sale securities are recorded at estimated fair value on our financial statements, and the temporary differences between cost and estimated fair value are presented as a separate component of accumulated other comprehensive loss.
     As of October 2, 2010, we had unrealized gains before tax from our investment in municipal bonds and corporate bonds of $1.1 million and unrealized losses before tax from our auction rate securities of $3.1 million.

     The aggregate market value, cost basis and gross unrealized gains and losses for available-for-sale investments as of October 2, 2010 and January 2, 2010 by major security type are as follows:

		Gross
	Amortized	unrealized	Fair
	cost	gains (losses)	value
		(in thousands)
October 2, 2010:
Short-term investments:
Municipal bonds	$265,935	$840	$266,775
Variable demand notes	53,930	—	53,930
Corporate bonds	13,905	247	14,152
Commercial paper	2,996	—	2,996

Total	$336,766	$1,087	$337,853

Long-term investments:
Auction rate securities	$24,700	$(3,122)	$21,578

January 2, 2010:
Short-term investments:
Municipal bonds	$196,650	$1,526	$198,176
Variable demand notes	66,865	—	66,865
Corporate bonds	13,785	348	14,133

Total	$277,300	$1,874	$279,174

Long-term investments:
Auction rate securities	$27,700	$(3,066)	$24,634

     As of October 2, 2010 we owned approximately $24.7 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between A- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.
     As of October 2, 2010 we recorded an estimated cumulative unrealized loss of $3.1 million ($1.9 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive loss within shareholders’ equity. In addition, our management reviews impairments and credit losses associated with its investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of any other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive loss. Our auction rate securities are classified as long-term valued at $21.6 million using significant unobservable inputs. In the third quarter of 2010 we liquidated $3.0 million of our auction rate securities at par value through a successful auction.

     If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge to earnings on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize the investments’ carrying value.
     The aggregate value of our corporate owned life insurance policy and mutual fund investments included in our deferred compensation plan as of October 2, 2010 and January 2, 2010 were as follows:

	October 2,	January 2,
	2010	2010
	(in thousands)
Deferred compensation plan	$3,187	$2,436

     The investments associated with the deferred compensation plan is included in “Other long-term assets” on our condensed consolidated balance sheets at the cash surrender value of our corporate owned life insurance policies and the fair value of the mutual fund investments. The realized gain before tax from the change in the cash surrender value and the fair value of mutual fund investments for the three months and nine months ended October 2, 2010 of approximately $0.3 million and $0.2 million, respectively, is included in “Interest income and other.”
5. Fair Value Measurements
     ASC 820, Fair Value Measurements and Disclosure, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we used various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. Fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us and reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
     We fair value our financial and nonfinancial assets and liabilities based on the observability of inputs used in the valuation of such assets and liabilities using the following fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial and nonfinancial assets and liabilities carried or disclosed at fair value were classified and disclosed in one of the following three categories:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices of similar investments in active markets, of similar or identical investments in markets that are not active or model-based valuations for which all significant inputs and value drivers are observable, directly or indirectly.

Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.
Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis
     ASC 820 principally applies to financial assets and liabilities which include short-term investments, auction rate securities, foreign exchange instruments, and certain of our deferred compensation plan assets. These items are marked-to-market at each reporting period. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

     The following table represents the hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis:

	October 2, 2010
	Assets and			Significant
	liabilities		Quoted prices in	other	Significant
	at carrying	Total	active markets for	observable	unobservable
	value	fair value	identical assets	inputs	inputs
			(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments:
Municipal bonds	$266,775	$266,775	$—	$266,775	$—
Variable demand notes	53,930	53,930	—	53,930	—
Corporate bonds	14,152	14,152	—	14,152	—
Commercial paper	2,996	2,996	—	2,996	—
Long-term investments — auction rate securities	21,578	21,578	—	—	21,578
Other long-term assets — deferred compensation plan	2,420	2,420	—	2,420	—
Liabilities
Other accrued liabilities — mark-to-market on foreign exchange instruments (Note 6)	266	266	—	266	—

	January 2, 2010
	Assets and			Significant
	liabilities at		Quoted prices in	other	Significant
	carrying	Total	active markets for	observable	unobservable
	value	fair value	identical assets	inputs	inputs
			(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments:
Municipal bonds	$198,176	$198,176	$—	$198,176	$—
Variable demand notes	66,865	66,865	—	66,865	—
Corporate bonds	14,133	14,133	—	14,133	—
Prepaid expenses and other assets — mark- to- market on foreign exchange instruments (Note 6)	8	8	—	8	—
Long-term investments — auction rate securities	24,634	24,634	—	—	24,634
Other long-term assets — deferred compensation plan	2,436	2,436	—	2,436	—
Valuation Techniques
     Financial assets are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. Our Level 2 financial assets include short-term investments and certain of our deferred compensation plan securities. In addition, Level 2 financial instruments are valued using standard calculations and models that use readily observable market data as their basis.
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets include certain investment securities, which include the auction rate securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. As of October 2, 2010, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of market place participants. For the auction rate securities, inputs consist of the fair value of the auction rate securities and the present value of future cash flows are estimated by discounting future principal and interest payments over a five-year period.

     We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1 and Level 2 during the three and nine months ended October 2, 2010 or October 3, 2009. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Auction
Rate
Securities
(in thousands)
Balance at January 2, 2010	$24,634
Unrealized holding loss on auction rate securities, included in other comprehensive income	(688)

Balance as of April 3, 2010	$23,946
Unrealized holding gain on auction rate securities, included in other comprehensive income	220

Balance as of July 3, 2010	$24,166
Settlement at par	(3,000)
Unrealized holding gain on auction rate securities, included in other comprehensive income	412

Balance as of October 2, 2010	$21,578

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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
     Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. There were no indicators of impairment as of October 2, 2010. Non-financial assets such as purchased intangibles acquired during the nine months ended October 2, 2010, are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation. For a detailed discussion, see Note 9, “Goodwill and Purchased Intangible Assets.”
Financial Instruments Disclosed at Fair Value
     Senior subordinated convertible notes measured at fair value on a recurring basis using Level 2 inputs include quoted prices of identical or similar liabilities and are measured at a fair value of $272.9 million and $205.4 million, as of October 2, 2010 and January 2, 2010, respectively. The senior subordinated convertible notes were reclassified to current liabilities during the second quarter of 2010 due to a redemption feature which may require us to repurchase all or a portion of the senior subordinated convertible notes as early as May 16, 2011. For a detailed discussion, see Note 10 “Senior Subordinated Convertible Notes.”

6. Foreign Exchange Instruments
     We utilize foreign currency forward exchange contracts and options to mitigate future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions (primarily assets and liabilities on our U.K. subsidiary’s consolidated balance sheet). We do not use derivative financial instruments for speculative or trading purposes. We routinely hedge our exposure to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. We perform periodic evaluations of the relative credit standings of these financial institutions and limit the amount of credit exposure with any one institution. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency forward contract, we may experience material financial losses.
     The notional amount of foreign currency contracts with a maximum maturity of four months, which do not qualify for hedge accounting, were as follows:

	Notional Amounts
	October 2, 2010	October 3, 2009
	(in thousands)
Purchases	$—	$8,816
Sales	15,503	13,900
     Effective January 3, 2010, we changed our functional currency for our U.K subsidiary from U.K pounds to euros. This change did not have a material impact on our condensed consolidated financial statements: however, the change did impact our foreign currency hedging contracts. As of October 2, 2010, we owned forward contracts to sell euros to U.S. dollars with a notional value of €8.0 million, to sell U.S. dollars to euro with a notional value of $3.6 million and to sell U.K. pounds to euros with a notional value of £0.6 million, as compared to October 3, 2009, when we owned forward contracts to sell euros to U.S dollars with a notional value of €9.6 million and to purchase U.K. pounds from U.S. dollars with a notional value of £5.5 million. As of October 2, 2010, our forward contracts had an average exchange rate of one U.S. dollar to 1.34796 euros and one U.K. pound to 1.15048 euros. The fair value of these contracts was $0.3 million and is included in “Other accrued liabilities” in our condensed consolidated balance sheets.
     The following represents our realized fair value of the foreign currency contracts and offsets to the foreign currency exchange gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(in thousands)
Foreign currency exchange (loss) gain on foreign currency contracts	$(188)	$(803)	$558	$132
Foreign currency exchange (loss) gain on foreign currency translation adjustments	(78)	1,042	(704)	(406)
7. Inventories
     Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method and consisted of the following:

	October 2,	January 2,
	2010	2010
	(in thousands)
Finished goods	$13,141	$12,920
Work in process	12,532	7,350
Raw materials	31,594	24,365

Total	$57,267	$44,635

8. Property, Plant and Equipment, net
     Property, plant and equipment, net, consisted of the following:

	October 2,	January 2,
	2010	2010
	(in thousands)
Land, building and improvements	$18,478	$18,134
Equipment and capitalized software	39,922	38,281
Furniture and leasehold improvements	21,511	20,655

Subtotal	79,911	77,070
Less accumulated depreciation	(42,233)	(39,955)

Total	$37,678	$37,115

9. Goodwill and Purchased Intangible Assets
     The carrying amount of goodwill was $95.0 million as of October 2, 2010 and January 2, 2010.
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
     The purchased intangibles on the condensed consolidated balance sheets are summarized as follows:

	October 2, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$40,832	$(30,408)	$10,424
Core technology	37,180	(17,015)	20,165
Developed technology	121,805	(61,430)	60,375

Total purchased intangible assets	$199,817	$(108,853)	$90,964

	January 2, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Patents and trademarks	$39,418	$(29,625)	$9,793
Core technology	37,180	(15,558)	21,622
Developed technology	121,805	(56,344)	65,461

Total purchased intangible assets	$198,403	$(101,527)	$96,876

     Amortization expense related to purchased intangible assets for both the three months ended October 2, 2010 and October 3, 2009 was $2.4 million. Amortization expense related to purchased intangible assets for the nine months ended October 2, 2010 and October 3, 2009 was $7.3 million and $7.4 million, respectively. Our amortization expense is expected to be approximately $9.7 million in 2010, declining to $8.7 million by 2014. This decline in amortization expense is due to certain intangibles being fully amortized. Patents and trademarks have useful lives ranging from eight to ten years, and core and developed technology assets have useful lives ranging from zero to eleven years.

10. Senior Subordinated Convertible Notes
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The convertible notes were sold to “Qualified Institutional Buyers” pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder.
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
     Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on October 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes. As of October 2, 2010, 4,045 bonds of the 247,427 bonds originally issued had been submitted to be converted and we have elected to pay cash in lieu of shares for these bonds.
     Holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. Based on this redemption feature, we reclassified the net carrying amount of the senior subordinated convertible notes to current liabilities during the second quarter of 2010.
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
     Interest expense primarily includes interest and amortization of discount related to senior subordinated convertible notes as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(in thousands)
Interest expense — cash component	$840	$853	$2,540	$2,559
Interest expense — non-cash component	2,283	2,099	6,634	6,125

     The debt and equity component (recorded in additional paid-in-capital, net of income tax benefit) consisted of the following:

	October 2, 2010	January 2, 2010
	(in thousands)
Senior subordinated convertible notes
Principal amount	$141,400	$143,750
Unamortized discount	(5,343)	(11,821)

Net carrying amount	$136,057	$131,929

Equity component, net of income tax benefit	$25,325	$28,462

     We may redeem either in whole or in part any of the senior subordinated convertible notes at any time beginning May 16, 2011, by giving the holders at least 30 days notice, at a redemption price equal to the sum of the issue price and the accrued original issue discount. If the holders converted the senior subordinated convertible notes into shares of our stock as of October 2, 2010, the as -converted value would be $266.2 million, based on our stock price of $37.12 per share on October 1, 2010, which amount exceeds the original value of the bonds outstanding, or $141.4 million, by $124.8 million. This as-converted value is $22.8 million more than the $243.4 million face amount of the outstanding bonds at maturity in 2034.
     The aggregate fair value of the senior subordinated convertible notes at October 2, 2010 was $272.9 million.
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

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(in thousands)
Net income from continuing operations	$15,480	$11,776	$46,381	$20,832
Unrealized gains (losses) on investments (net of taxes of $92 and $112 for the three months ended October 2, 2010 and October 3, 2009, respectively, and $252 and $1,643 for the nine months ended October 2, 2010 and October 3, 2009, respectively)	116	168	(591)	2,465
Foreign currency translation adjustments	1,157	(405)	(589)	871

Comprehensive income from continuing operations	16,753	11,539	45,201	24,168
Comprehensive income (loss) from discontinued operations	(1,183)	1	(3,697)	(1,595)

Comprehensive income	$15,570	$11,540	$41,504	$22,573

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
     Share-based compensation expense and related stock option and restricted stock award activity is presented on a consolidated basis, unless otherwise presented as continuing operations or discontinued operations.

     Share-based compensation included in the condensed consolidated statements of operations consists of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(in thousands)
Cost of product sales	$322	$234	$947	$789
Selling, general and administrative	1,858	1,609	6,074	5,153
Research and development	791	594	2,603	1,993

Total share-based compensation expense before taxes	2,971	2,437	9,624	7,935
Tax benefit for share-based compensation expense	948	1,096	3,747	3,054

Total share-based compensation — continuing operations (net of taxes)	$2,023	$1,341	$5,877	$4,881

Total share-based compensation — discontinued operations (net of taxes)	$751	$657	$1,524	$1,770

     As of October 2, 2010 and October 3, 2009, share-based compensation expense from continuing operations of $0.3 million and $0.3 million, respectively, was capitalized to inventory. As of both October 2, 2010 and October 3, 2009, share-based compensation expense from discontinued operations of $0.2 million, was capitalized to inventory.
     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Our unaudited condensed consolidated statements of cash flows presentation reports the excess tax benefits (i.e., windfall only for tax deductions in excess of the share-based compensation expense recognized) as financing cash flows of $9.5 million and $2.4 million for the nine months ended October 2, 2010 and October 3, 2009, respectively.
     Cash proceeds from the exercise of stock options were $22.0 million and $6.6 million for the nine months ended October 2, 2010 and October 3, 2009, respectively. Cash proceeds from our employee stock purchase plan were $1.9 million and $1.6 million for the nine months ended October 2, 2010 and October 3, 2009, respectively. The Company purchased $4.7 million and $3.3 million of restricted stock from employees for payment of income tax withholding due upon vesting for the nine months ended October 2, 2010 and October 3, 2009, respectively.
Equity Plan
     In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”) and in May 2006 the 2006 Plan was approved by our shareholders. In May 2006 and April 2008 the 2006 Plan was amended by the Board of Directors and in May 2008 the 2006 Plan as amended was approved by our shareholders. In May 2008 and March 2010, the 2006 Plan was further amended by the Board of Directors and approved by our shareholders in May 2008 and May 2010, respectively. The 2006 Plan allows us to grant to our employees, directors and consultants up to a total of 8.6 million shares of stock awards. Each share issued from May 20, 2008 through May 18, 2010 as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses, or performance share units reduces the number of shares available for issuance under the 2006 Plan by one and seventy-four hundredths (1.74) shares, and each share issued as stock options, restricted stock purchases or stock appreciation rights reduced the shares available for issuance under the 2006 Plan on a share-for-share basis. Each share issued from and after May 19, 2010 as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses, or performance share units reduces the number of shares available for issuance under the 2006 Plan by one and seven-tenths (1.7) shares, and each share issued as stock options, restricted stock purchases or stock appreciation rights reduces the shares available for issuance under the 2006 Plan on a share-for-share basis. During the nine months ended October 2, 2010, approximately 444,000 options were granted under the 2006 Plan at an exercise price equal to the fair market value on the date of grant, and approximately 684,000 shares of restricted stock and restricted stock units were granted under the 2006 Plan. As of October 2, 2010, approximately 3.8 million shares remained available for grant under the 2006 Plan.

Stock Options
     Upon approval in May 2006, the 2006 Plan replaced our previous common stock option plans and equity incentive plans. As of October 2, 2010, we had 2.9 million options issued and outstanding under the 2006 Plan and the replaced plans. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. Vesting on some options granted to officers may be accelerated in certain circumstances following a change in control of the Company.
     The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Risk-free interest rate (weighted average)	2.13%	3.08%	3.05%	2.34%
Expected volatility	40%	53%	40%	53%
Expected option term (years)	4.83	4.90 to 6.03	4.88 to 6.04	4.91 to 6.02
Dividends	None	None	None	None
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
     As of October 2, 2010, there was $4.2 million of unrecognized compensation expense from continuing operations, net of estimated forfeitures, related to stock options, which expense is expected to be recognized over a weighted average period of 1.40 years. As of October 2, 2010, there was $0.9 million of unrecognized compensation expense from discontinued operations, net of estimated forfeitures, related to stock options, which expense is expected to be recognized over a weighted average period of 1.40 years. The aggregate intrinsic value of in-the-money options outstanding was $49.9 million, based on the closing price of our common stock of $37.12 on October 1, 2010, the last trading day in the nine months ended October 2, 2010. As of October 2, 2010, the aggregate intrinsic value of options currently exercisable was $37.0 million and the intrinsic value of options vested and expected to vest was $49.2 million.
     The total intrinsic value of options exercised for the three months ended October 2, 2010 and October 3, 2009 was $0.4 million and $3.4 million, respectively. The total intrinsic value of options exercised for the nine months ended October 2, 2010 and October 3, 2009 was $32.4 million and $6.0 million, respectively.
     Stock option activity is summarized as follows:

	Number of	Weighted	Weighted Average
	Options	Average Exercise	Remaining Contract
	(in thousands)	Price Per Share	Life (years)
Outstanding options at January 2, 2010	3,857	$17.29	5.60
Granted	444	30.20
Exercised	(1,377)	16.00
Forfeited or expired	(34)	19.73

Outstanding options at October 2, 2010	2,890	$19.87	5.93

Outstanding options exercisable at October 2, 2010	1,887	$17.52	4.62

Outstanding options vested at October 2, 2010 and expected to vest	2,733	$19.49	5.76

     The weighted average grant-date fair value of options granted during the nine months ended October 2, 2010 and October 3, 2009 was $12.62 per share and $12.06 per share, respectively.

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
Restricted Stock Awards
     Share-based compensation expense from continuing operations related to restricted stock awards was $2.3 million for the nine months ended October 2, 2010. As of October 2, 2010, we had $2.1 million of unrecognized compensation expense from continuing operations, net of estimated forfeitures, related to restricted stock awards, which amount is expected to be recognized over 1.05 years. As of October 2, 2010, we had $0.7 million of unrecognized compensation expense from discontinued operations, net of estimated forfeitures, related to restricted stock awards, which amount is expected to be recognized over 1.05 years. There were no restricted stock awards granted during the nine months ended October 2, 2010.
     Restricted stock activity is summarized as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Outstanding unvested restricted stock at January 2, 2010	609	$16.63
Granted	—	—
Vested	(270)	17.15
Forfeited or expired	(20)	16.10

Outstanding unvested restricted stock at October 2, 2010	319	$16.24

Restricted Stock Units
     Share-based compensation expense from continuing operations related to restricted stock units was $3.9 million for the nine months ended October 2, 2010. As of October 2, 2010, we had $13.8 million of unrecognized compensation expense from continuing operations, net of estimated forfeitures, related to restricted stock units, which amount is expected to be recognized over 3.03 years. As of October 2, 2010, we had $7.0 million of unrecognized compensation expense from discontinued operations, net of estimated forfeitures, related to restricted stock units, which amount is expected to be recognized over 3.03 years. The aggregate intrinsic value of the units outstanding, based on our stock price on October 2, 2010, was $36.2 million.
     Restricted stock unit activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Units	Grant Date Fair	Remaining Contract
	(in thousands)	Value	Life (in years)
Outstanding units at January 2, 2010	463	$24.17	3.12
Granted	684	31.40
Released	(143)	25.47
Forfeited or expired	(28)	26.28

Outstanding units at October 2, 2010	976	$28.98	3.03

Employee Stock Purchase Plan
     In May 2002, our shareholders approved our Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1 of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on each of March 1, 2006, March 1, 2008, and March 1, 2009; our Board of Directors specified no increase as of each other year. Eligible employees may purchase a limited number of shares, over a six-month period, of our common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the nine months ended October 2, 2010, 83,791 shares of common stock were issued under the ESPP. As of October 2, 2010, 215,909 shares remained available for issuance under this plan.

     The estimated subscription date fair value of the current offering under the ESPP is approximately $0.6 million using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	0.25%
Expected volatility	43%
Expected option life	0.50 years
Dividends	None
     As of October 2, 2010, there was approximately $71,000 of unrecognized compensation expense from continuing operations and $25,000 of unrecognized expense from discontinued operations related to ESPP subscriptions that began on May 1, 2010, which amount we expect to recognize during the last quarter of 2010.
13. Income Taxes
     Our effective income tax rates from continuing operations for the three months ended October 2, 2010 and October 3, 2009, were 37.4% and 33.4%, respectively. Our effective income tax rates from continuing operations for the nine months ended October 2, 2010 and October 3, 2009 were 35.6% and 31.3%, respectively. The increase in our reported income tax rates was primarily attributable to return-to-provision expense associated with an increase in our effective tax rates due to changes in state apportionment factors and the proportion of tax exempt interest to higher pre-tax earnings. In addition, during the three months ended October 2, 2010, we recorded a return-to-provision benefit primarily associated with additional research credits.
     Further, both of the three-month and nine-month periods in 2010 were affected by federal research tax credits which were available in 2009 but are not currently available in 2010 as a result of the expiration of federal research tax credit legislation.
     We remain under audit by the state of California for the tax years 2003 to 2007, which we have adequately reserved. Subsequent to the third quarter of 2010, we received proposed adjustments from the state of California for the tax years 2005 to 2007, which we are currently evaluating.
     During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitation could potentially reduce our unrecognized tax benefits by up to $3.8 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
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
     Revenue attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on final destination where the products are sold. During the three and nine months ended October 2, 2010 and October 3, 2009, no customer or international country represented individually greater than 10% of our total product sales. The geographic composition of our product sales from continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
		(in thousands)
Domestic	$76,391	$51,892	$238,535	$159,926
International	14,605	13,222	46,831	39,039

Total product sales from continuing operations	$90,996	$65,114	$285,366	$198,965

15. Assets Held For Sale
     On April 25, 2010, we entered into a Stock Purchase Agreement to sell the ITC division to Danaher Corporation (“Danaher”) for $110.0 million in cash upon closing. On July 26, 2010, the sale was terminated as a result of the failure of the parties to agree on the status of certain aspects of ITC’s quality system and regulatory filings. We expect to locate another buyer and complete the sale of ITC within the next nine months. As such, the ITC division is classified as held for sale on the condensed consolidated balance sheets as of October 2, 2010 and January 2, 2010 and its results of operations displayed in discontinued operations for all periods presented.
     The results of the ITC business are included in discontinued operations for the three and nine months ended October 2, 2010 and October 3, 2009 as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
		(in thousands)
Product sales	$22,041	$22,804	$68,529	$70,478
Cost of product sales	14,697	14,209	45,554	43,901

Gross profit	7,344	8,595	22,975	26,577

Operating expenses:
Selling, general and administrative	6,518	5,944	20,697	19,831
Research and development	2,872	2,745	8,968	9,157
Amortization of purchased intangible assets	—	210	269	628

Total operating expenses	9,390	8,899	29,934	29,616

Loss from operations	(2,046)	(304)	(6,959)	(3,039)
Other income:
Other income	118	75	322	455

Loss before income taxes	(1,928)	(229)	(6,637)	(2,584)
Income tax benefit	745	230	2,940	989

Net income (loss) from discontinued operations	$(1,183)	$1	$(3,697)	$(1,595)

     The assets and liabilities of ITC are classified as held for sale as of October 2, 2010 and January 2, 2010. Such amounts are comprised of the following:

	October 2, 2010	January 2, 2010 (1)
	(in thousands)
ASSETS
Current assets:
Receivables, net of allowances of $291 and $522, respectively	$12,627	$18,030
Inventories (2)	21,928	22,300
Prepaid expenses and other assets	1,281	881

Total current assets	35,836	41,211
Property, plant and equipment, net (3)	16,468	14,737
Goodwill	4,271	4,271
Purchased intangible assets, net	2,715	2,984
Other long-term assets	590	595

Total assets held for sale	$59,880	$63,798

LIABILITIES
Current liabilities:
Bank overdraft	$870	$1,326
Accounts payable	2,545	2,310
Accrued compensation	4,493	4,990
Other accrued liabilities	2,428	2,305

Total current liabilities	10,336	10,931
Other long-term liabilities	1,488	1,446

Total liabilities related to assets held for sale	$11,824	$12,377

(1)	Management has elected to classify the assets and liabilities of ITC as held for sale as of January 2, 2010 to conform to current presentation.

(2)	Inventories classified as held for sale consisted of the following:

	October 2, 2010	January 2, 2010
	(in thousands)
Finished goods	$6,414	$5,083
Work in process	2,478	3,068
Raw materials	13,036	14,149

Total	$21,928	$22,300

(3)	Property, plant and equipment, net, classified as held for sale consisted of the following:

	October 2, 2010	January 2, 2010
	(in thousands)
Land, building and improvements	$4,588	$4,606
Equipment and capitalized software	36,032	35,465
Furniture and leasehold improvements	3,233	3,098

Subtotal	43,853	43,169
Less accumulated depreciation	(27,385)	(28,432)

Total	$16,468	$14,737

16. Net Income (Loss) Per Share
     On January 4, 2009, we adopted authoritative accounting guidance that requires participating securities to be included in the calculation of the net income (loss) per share using the two-class method. Our restricted share awards subject to repurchase and settlement in shares of common stock upon vesting have non-forfeitable rights to receive dividends on an equal basis with common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income (loss) per common share is determined by calculating net income (loss) per share for common stock and participating securities based on participation rights in undistributed earnings. Dilutive net income (loss) per common share also considers the dilutive effect of the in-the-money stock options and restricted stock units, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and restricted stock units includes the amount of unrecognized compensation cost attributable to future services, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability that would be recorded in additional-paid-in capital when the award becomes deductible.
     Basic and diluted net income (loss) per common share attributable to common shareholders under the two-class method were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(in thousands, except per share data)
Basic net income (loss) per share calculation
Net income from continuing operations	$15,480	$11,776	$46,381	$20,832
Net income from continuing operations allocated to participating securities	(86)	(133)	(310)	(267)

Net income from continuing operations attributable to common shareholders	$15,394	$11,643	$46,071	$20,565

Net income (loss) from discontinued operations	$(1,183)	$1	$(3,697)	$(1,595)
Net income (loss) from discontinued operations allocated to participating securities	7	—	25	20

Net income (loss) from discontinued operations attributable to common shareholders	$(1,176)	$1	$(3,672)	$(1,575)

Net income	$14,297	$11,777	$42,684	$19,237
Net income allocated to participating securities	(79)	(133)	(285)	(247)

Net income attributable to common shareholders	$14,218	$11,644	$42,399	$18,990

Weighted average number of common shares used to compute basic net income per common share	58,138	56,045	57,473	55,787

Basic net income (loss) per common share from:
Continuing operations	$0.26	$0.21	$0.80	$0.37
Discontinued operations	(0.02)	—	(0.06)	(0.03)

Total	$0.24	$0.21	$0.74	$0.34

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(in thousands, except per share data)
Diluted net income (loss) per share calculation
Net income from continuing operations	$15,480	$11,776	$46,381	$20,832
Interest expense on senior subordinated convertible notes (after tax)	1,812	—	5,312	—

Net income for diluted share calculation	17,292	11,776	51,693	20,832
Net income from continuing operations allocated to participating securities	(84)	(131)	(302)	(264)

Net income from continuing operations attributable to common shareholders	$17,208	$11,645	$51,391	$20,568

Net income (loss) from discontinued operations	$(1,183)	$1	$(3,697)	$(1,595)
Net income (loss) from discontinued operations allocated to participating securities	7	—	25	20

Net income (loss) from discontinued operations attributable to common shareholders	$(1,176)	$1	$(3,672)	$(1,575)

Net income	$14,297	$11,777	$42,684	$19,237
Interest expense on senior subordinated convertible notes (after tax)	1,812	—	5,312	—

Net income for diluted share calculation	16,109	11,777	47,996	19,237
Net income allocated to participating securities	(77)	(131)	(277)	(244)

Net income attributable to common shareholders	$16,032	$11,646	$47,719	$18,993

Weighted average number of common shares used to compute basic net income (loss) per common share attributable to common shares	58,138	56,045	57,473	55,787
Dilutive effect of stock-based compensation plans	1,303	1,323	1,502	1,348
Dilutive effect on conversion of senior subordinated convertible notes	7,171	—	7,241	—

Weighted average number of common shares used to compute diluted net income (loss) per common share	66,612	57,368	66,216	57,135

Diluted net income (loss) per common share from
Continuing operations	$0.26	$0.20	$0.78	$0.36
Discontinued operations	(0.02)	—	(0.06)	(0.03)

Total	$0.24	$0.20	$0.72	$0.33

     The weighted average unvested restricted stock awards outstanding were 323,582 and 638,105 for the three months ended October 2, 2010 and October 3, 2009, respectively. The weighted average unvested restricted stock awards outstanding were 386,808 and 724,469 for the nine months ended October 2, 2010 and October 3, 2009, respectively.
     Subsequent to the original issuance of the unaudited condensed consolidated financial statements for the period ended October 3, 2009, management determined that the net income (loss) per share calculations for the three and nine months ended October 3, 2009 did not properly reflect the restricted share awards as participating securities under the two-class method and thus were inappropriately reflected in the number of common shares to be used in the computation of net income (loss) per share. The change to the calculation of the two-class method had no impact on the reported net income (loss) per share for the three and nine months ended October 3, 2009. The change to the calculation of the two-class method resulted in a decrease in the shares reported as used in the computation of both basic and diluted net income (loss) per share of approximately 638,000 and 724,000 for the three and nine months ended October 3, 2009, respectively. The shares previously included in the calculations of basic and diluted net income (loss) per share for the three months and nine months ended October 3, 2009 were as follows:

	Three Months Ended	Nine Months Ended
	October 3, 2009	October 3, 2009
	(in thousands)
Basic	56,683	56,511
Diluted	58,006	57,859

     Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(in thousands)
Options to purchase shares not included in the computation of diluted income per share because their inclusion would be anti-dilutive	33	333	344	280

     The computation of diluted net income per common share for the three and nine months ended October 3, 2009 excludes the effect of assuming the conversion of our senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been anti-dilutive.
17. Subsequent Event
     On November 4, 2010, we sold our wholly-owned subsidiary, International Technidyne Corporation, to ITC Nexus Holding Company, Inc. (“Nexus”) for $55 million in cash pursuant to a Stock Purchase Agreement, dated as of November 4, 2010, by and between the Company and Nexus.

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

The HeartMate II
     The HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device consisting of a miniature rotary blood pump designed to provide intermediate and long-term MCS. The HeartMate II is designed to improve survival and quality of life and to provide five to ten years of circulatory support for a broad range of advanced HF patients. Significantly smaller than the HeartMate XVE and with only one moving part, the HeartMate II is simpler and designed to operate more quietly than pulsatile devices. Effective January 20, 2010, the HeartMate II can be used in patients with New York Heart Association Class IIIB and IV end-stage left ventricular failure who have received optimal medical therapy for at least forty-five of the last ninety days, and who are not candidates for cardiac transplantation.
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
The CentriMag
     The CentriMag is manufactured by Levitronix and is based on their magnetically levitated bearingless motor technology. We entered into a distribution agreement with Levitronix in August 2007, with an initial term effective through December 2011, to distribute the CentriMag in the U.S. The CentriMag is 510(k) cleared by the FDA for use up to nine hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under a FDA humanitarian device exemption to be used as a right ventricular assist device for periods of support up to thirty days in patients in cardiogenic shock due to acute right ventricular failure. In May 2008, Levitronix received approval to commence a U.S. pivotal trial to demonstrate safety and effectiveness of the CentriMag for periods of support up to thirty days. Levitronix has CE Mark approval in Europe to market the product to provide support for up to thirty days.
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
     On April 25, 2010, we entered into a Stock Purchase Agreement to sell the ITC division to Danaher Corporation (“Danaher”) for $110.0 million in cash upon closing. On July 26, 2010, the sale was terminated as a result of the failure of the parties to agree on the status of certain aspects of ITC’s quality system and regulatory filings. We expect to locate another buyer and complete the sale of ITC within the next nine months. As such, the ITC division is classified as held for sale on the condensed consolidated balance sheet as of October 2, 2010 and January 2, 2010 and its results of operations are displayed in discontinued operations for all periods presented.
     On November 4, 2010, we sold our wholly-owned subsidiary, International Technidyne Corporation, to ITC Nexus Holding Company, Inc. (“Nexus”) for $55 million in cash pursuant to a Stock Purchase Agreement, dated as of November 4, 2010, by and between the Company and Nexus.
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
     In determining fair value, we use various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. Fair value measurement standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets and liabilities utilizing Level 1 inputs include broker-dealer quoted securities that are traded in an active market. Since valuations are based on quoted prices that are readily and regularly available in an active market, a significant degree of judgment is not required.
•	Level 2 — Valuations based on quoted prices of similar investments in active markets, of similar or identical investments in markets that are not active or model-based valuations for which all significant inputs and value drivers are observable, directly or indirectly. Assets and liabilities utilizing Level 2 inputs primarily include municipal bonds, variable demand notes, corporate bonds, commercial paper, certain of our deferred compensation plan securities and our senior subordinated convertible notes.
•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include auction rate securities, and our purchased intangible asset valuations. Given the current credit market illiquidity for auction rate securities, our estimates are subject to significant judgment by management.
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
     Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been obtained had an active market for the securities existed, and the differences could be material. After determining the fair value of our available-for-sale securities, gains or losses on these investments are recorded to other comprehensive income, until either the investment is sold or we determine that the decline in value is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in available-for-sale securities, these judgments primarily consider: our ability and intent to hold the investment to maturity, whether it is more-likely-than-not that we would be required to sell the investment before recovery of the investment’s amortized cost basis and whether we expect to recover the amortized cost basis of the investment. Given the current market conditions, these judgments could prove to be incorrect, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, if we decide not to hold an investment until its value recovers it may result in the recognition of an other-than-temporary impairment.

Results of Operations
     The following table sets forth selected condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
	(in thousands, except for percentage data)
Product sales	$90,996	100%	$65,114	100%	$285,366	100%	$198,965	100%
Cost of product sales	28,621	32	19,976	31	90,771	32	67,027	34

Gross profit	62,375	68	45,138	69	194,595	68	131,938	66

Operating expenses:
Selling, general and administrative	21,104	23	18,283	28	64,010	22	62,625	32
Research and development	12,332	14	10,605	16	44,135	16	31,705	16
Amortization of purchased intangible assets	2,446	3	2,359	4	7,326	3	7,441	4

Total operating expenses	35,882	40	31,247	48	115,471	41	101,771	52

Income from operations	26,493	28	13,891	21	79,124	27	30,167	14
Other income and (expense):
Interest expense and other	(3,125)	(3)	(3,261)	(5)	(9,280)	(3)	(9,167)	(5)
Interest income and other	1,362	2	7,060	11	4,261	2	9,304	5
Impairment of investment	(11)	—	—	—	(2,057)	(1)	—	—

Income before income taxes	24,719	27	17,690	27	72,048	25	30,304	14
Income tax expense	(9,239)	(10)	(5,914)	(9)	(25,667)	(9)	(9,472)	(5)

Net income from continuing operations	15,480	17	11,776	18	46,381	16	20,832	9
Net income (loss) from discontinued operations, net of tax	(1,183)	(1)	1	—	(3,697)	(1)	(1,595)	(1)

Net income	$14,297	16	$11,777	18	$42,684	15	$19,237	8

Three and nine months ended October 2, 2010 and October 3, 2009
Continuing Operations
Product Sales
     Product sales were as follows:

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Product sales	$90,996	$65,114	40%	$285,366	$198,965	43%

     In the third quarter of 2010 as compared to the third quarter of 2009, product sales increased by $25.9 million primarily due to higher volume from worldwide sales of our HeartMate product line, including Go-Gear peripherals introduced in the third quarter of 2009, which was in part offset by a decline in sales of the Thoratec product line, and fluctuations in foreign currency exchange rates.
     In the first nine months of 2010 as compared to the first nine months of 2009, product sales increased by $86.4 million primarily due to higher volume from worldwide sales of our HeartMate product line, including Go-Gear peripherals, which was in part offset by a decline in the Thoratec product line and fluctuations in foreign currency exchange rates. In North America, 13 HeartMate II centers have been added in the first nine months of 2010 bringing the total to 133 centers. Outside of North America, we added 18 centers in the first nine months of 2010, bringing the total to 109 centers.
     Sales originating outside of the U.S. and U.S. export sales accounted for approximately 16% and 20% of our total product sales in the third quarter of 2010 and 2009, respectively, and approximately 16% and 20% of our total product sales in the first nine months of 2010 and 2009, respectively.

Gross Profit
     Gross profit and gross margin were as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(in thousands, except percentages)
Total gross profit	$62,375	$45,138	$194,595	$131,938

Total gross margin	68.5%	69.3%	68.2%	66.3%

     In the third quarter of 2010 as compared to the third quarter of 2009, gross margin decreased by 0.8 percentage points primarily due to unfavorable warranty reserves and unfavorable foreign currency exchange rates partially offset by favorable manufacturing variances driven by volume and the launch of Go-Gear peripherals.
     In the first nine months of 2010 as compared to the first nine months of 2009, gross margin increased by 1.9 percentage points, primarily due to favorable manufacturing variances driven by volume, favorable inventory reserves from lower charges taken in the first nine months of 2010 as compared to the first nine months of 2009 and the launch of Go-Gear peripherals, partially offset by unfavorable warranty reserves.
Selling, General and Administrative
     Selling, general and administrative expenses were as follows:

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Total selling, general and administration	$21,104	$18,283	15%	$64,010	$62,625	2%

     In the third quarter of 2010 as compared to the third quarter of 2009, selling, general and administrative costs increased by $2.8 million due to higher personnel costs of $1.9 million associated with the expansion of our sales force and other market development initiatives and $0.9 million primarily due to market fluctuations associated with our deferred compensation plan liabilities and legal fees related to business development activity.
     In the first nine months of 2010 as compared to the first nine months of 2009, selling, general and administrative costs increased by $1.4 million. This increase was primarily due to $7.5 million from the expansion of our sales force and other market development initiatives, including users meetings, partially offset by a decrease of $6.1 million in corporate expenses. This decrease in corporate costs was primarily due to the $12.3 million expense related to the terminated merger agreement with HeartWare International Inc. (“HeartWare”) in 2009, partially offset by a $6.2 million increase in personnel, legal and market fluctuations associated with our deferred compensation plan liabilities.

Research and Development
     Research and development expenses were as follows:

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Total research and development	$12,332	$10,605	16%	$44,135	$31,705	39%

     Research and development costs are largely project-driven, and they fluctuate based on the level of project activity planned and subsequently approved and conducted.
     In the third quarter of 2010 as compared to the third quarter of 2009, costs increased by $1.7 million primarily due to an increase in personnel costs associated with new HeartMate II platform enhancements, development of HeartMate III and other new product technology.
     In the first nine months of 2010 as compared to the first nine months of 2009, costs increased by $12.4 million primarily due to the acquisition of Percutaneous Heart Pump technology of $8.5 million, new HeartMate II platform enhancements, development of HeartMate III and other new product technology.
Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets was $2.4 million in the third quarters of each of 2010 and 2009. Amortization of purchased intangible assets in the first nine months of 2010 was $7.3 million as compared to $7.4 million in the first nine months of 2009. The $0.1 million decrease in amortization expense for the first nine months of 2010 was due to certain intangible assets being fully amortized.
Interest Expense and Other
     Interest expense, primarily related to interest on the senior subordinated convertible notes, is as follows:

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Interest expense	$3,022	$3,158	(4)%	$8,866	$8,858	—
Amortization of debt issuance costs related to senior subordinated convertible notes	103	103	—	315	309	2%
Loss on extinguishment of senior subordinated convertible notes	—	—	—	99	—	—

Total interest expense	$3,125	$3,261		$9,280	$9,167

     Interest expense, which is comprised primarily of the senior subordinated convertible notes, is calculated using the interest rate method which increases interest expense over the term of the debt. During 2010, 4,045 bonds had been converted (247,427 bonds originally issued), resulting in $0.1 million less interest expense in the third quarter of 2010 as compared to the third quarter of 2009 and a comparable interest expense for the first nine months of 2010 and 2009. In addition, we recorded a loss on extinguishment of $0.1 million from the 4,045 bonds converted.

Interest Income and Other
     Interest income and other consisted of the following:

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Interest income	$1,183	$1,561	(24)%	$4,054	$4,284	(5)%
Foreign currency, net	(267)	239	(212)%	(146)	(274)	47%
Recording of conversion option upon termination of merger agreement	—	3,454	—	—	3,454	—
Mark-to-market adjustment on HeartWare conversion option	—	1,786	—	—	1,786	—
Other	446	20	2,130%	353	54	554%

Total interest income and other	$1,362	$7,060		$4,261	$9,304

     Interest income decreased $0.4 million in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to a decline in market interest rates, in part offset by an increase in cash and investment balances. During the third quarter of 2009 we recorded income of $3.5 million in connection with the receipt of the conversion option under the HeartWare loan agreement and a $1.8 million favorable mark-to-market adjustment on this conversion option. Foreign currency gains decreased to a loss position in the same period by $0.5 million due to fluctuations in foreign exchange rates. Other income increased by $0.4 million primarily due to higher royalty income earned and the change in mark-to-market value of our deferred compensation plan assets during the third quarter of 2010.
     Interest income decreased by $0.2 million in the first nine months of 2010 as compared to the first nine months of 2009 primarily due to a decline in market interest rates and shortened maturities on our investment portfolio, despite an increase in cash and investment balances. During the third quarter of 2009 we recorded income of $3.5 million in connection with the receipt of the conversion option under the HeartWare loan agreement and a $1.8 million favorable mark-to-market adjustment on this conversion option. Other income increased by $0.3 million primarily due to higher royalty income earned and the change in our mark-to-market value of our deferred compensation plan assets during the first nine months of 2010.
Impairment on Investment
     During the first nine months of 2010, we recorded an impairment charge of $2.1 million for our entire investment in Acorn Cardiovascular, Inc., a start-up medical device company.
Income Taxes
     Our effective income tax rates for the three months ended October 2, 2010 and October 3, 2009 were 37.4% and 33.4%, respectively. The increase in our reported income tax rate of approximately four percentage points was primarily due to return-to-provision expense associated with an increase in our effective tax rate due to changes in state apportionment factors and the proportion of tax exempt interest to higher pre-tax earnings. In addition, for the three months ended October 2, 2010 we recorded a return-to-provision benefit primarily associated with additional research credits.
     Our effective income tax rates for the nine months ended October 2, 2010 and October 3, 2009 were 35.6% and 31.3%, respectively. The increase in our reported income tax rate of approximately four percentage points was primarily due to return-to-provision expense associated with an increase in our effective tax rate due to changes in state apportionment factors and the proportion of tax exempt interest to higher pre-tax earnings. In addition, in the first quarter of 2009, a discrete benefit of $0.9 million was recorded for a change in California law.
     Further, both of the three-month and nine-month periods in 2010 were affected by federal research tax credits which were available in 2009 but are not currently available in 2010 as a result of the expiration of federal research tax credit legislation.
     We remain under audit by the state of California for the tax years 2003 to 2007, which we have adequately reserved. Subsequent to the third quarter of 2010, we received proposed adjustments from the state of California for the tax years 2005 to 2007, which we are currently evaluating.

     Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Since changes in our forecasted profitability for 2010 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will be dependent on our profitability and could fluctuate significantly.
Analysis of Discontinued Operations
     On April 25, 2010, we entered into a Stock Purchase Agreement to sell the ITC division to Danaher for $110.0 million in cash upon closing. On July 26, 2010, the sale was terminated as a result of the failure of the Company and Danaher to agree on the status of certain aspects of ITC’s quality system and regulatory filings. We expect to locate another buyer and complete the sale of ITC within the next nine months. As such, the ITC division is classified as held for sale on the condensed consolidated balance sheets as of October 2, 2010 and January 2, 2010 and its results of operations displayed in discontinued operations for all periods presented.
     Discontinued operations incurred a loss of $1.2 million in the third quarter of 2010 compared to income of approximately $1,000 in the third quarter of 2009. The increase in the loss from discontinued operations was primarily due to lower sales as a result of competitive activity and lower gross margin driven by unfavorable manufacturing variances.
     Discontinued operations incurred a loss of $3.7 million during the first nine months of 2010 compared to a loss of $1.6 million in the first nine months of 2009. The increase in the loss from discontinued operations was primarily due to lower sales as a result of competitive activity and lower gross margin driven by unfavorable manufacturing variances.
     On November 4, 2010, we sold our wholly-owned subsidiary, International Technidyne Corporation, to ITC Nexus Holding Company, Inc. (“Nexus”) for $55 million in cash pursuant to a Stock Purchase Agreement, dated as of November 4, 2010, by and between the Company and Nexus.
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
     Following is a summary of our cash, cash equivalents and investments:

	October 2,	January 2,
	2010	2010
	(in thousands)
Cash and cash equivalents	$50,709	$27,787
Short-term investments	337,853	279,174
Long-term investments	21,578	24,634

Total cash, cash equivalents and investments	$410,140	$331,595

     We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations and capital requirements for at least the next twelve months.
     As of October 2, 2010, we owned approximately $24.7 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between A- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

     We recorded an estimated cumulative unrealized loss of $3.1 million ($1.9 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive loss within shareholders’ equity. In addition, our management reviews impairments and credit losses associated with its investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of any other-than-temporary impairment event. We do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; we intend to hold the investment to recovery and based on a more-likely-than-not probability assessment we will not be required to sell the security before recovery; and we deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive loss. Further, we continue to liquidate investments in auction rate securities as opportunities arise. In the third quarter of 2010 we liquidated $3.0 million of our auction rate securities at par value through a successful auction.
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
     We intend and have the ability to hold these auction rate securities until the market recovers, and the securities recover to par or until maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current cash, cash equivalents and short-term marketable security investment balances of $388.6 million as of October 2, 2010, the current lack of liquidity in the credit and capital markets will not have an impact on our liquidity, our cash flow or our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record other-than-temporary impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.
Senior Subordinated Convertible Notes
     In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The senior subordinated convertible notes were issued at an issue price of $580.98 per note, which is 58.098% of the principal amount at maturity of the notes. The senior subordinated convertible notes bear interest at a rate of 1.3798% per year on the principal amount at maturity, payable semi-annually in arrears in cash on May 16 and November 16 of each year, from November 16, 2004 until May 16, 2011. Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.462 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes. As of October 2, 2010, 4,045 of the 247,427 bonds originally issued have been submitted to be converted and we elected to pay cash in lieu of shares for these bonds.
     In addition, holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus the accrued original issue discount, if any. Due to this redemption feature, where holders may require us to repurchase all or a portion of the senior subordinated convertible notes as early as May 16, 2011, these senior subordinated convertible notes have been classified as current liabilities.
     ASC 470-20, Debt, increases non-cash interest expense based on the market rate of 9% percent per annum as compared to the cash coupon rate of 2.375% as further discussed in Note 10, “Senior Subordinated Convertible Notes.”

Cash Flow Activities from Continuing Operations
     Following is a summary of our cash flow activities:

	Nine Months Ended
	October 2,	October 3,
	2010	2009
	(in thousands)
Net cash provided by continuing operating activities	$61,372	$23,113
Net cash used in continuing investing activities	(61,767)	(110,057)
Net cash provided by continuing financing activities	23,321	7,368
Effect of exchange rate changes on cash and cash equivalents	(4)	(207)

Net increase (decrease) in cash and cash equivalents	$22,922	$(79,783)

Cash Provided by Continuing Operating Activities
     For the nine months ended October 2, 2010, cash provided by operating activities was $61.4 million. This amount included net income from continuing operations of $46.4 million increased by non-cash adjustments to net income of $33.1 million primarily comprised of $5.0 million related to depreciation, $7.3 million related to amortization, $10.3 million related to tax benefit related to stock options, $9.6 million related to share-based compensation expense, and non-cash interest on senior subordinated convertible notes of $7.2 million. These were partially offset by a decrease of $9.5 million related to excess tax benefits from share-based compensation and $4.0 million change in our net deferred tax liability. Changes in assets and liabilities used cash of $18.1 million primarily due to increases in tax payments, inventories, and receivables, partially offset by an increase in accounts payable and other liabilities.
Cash Used in Continuing Investing Activities
     For the nine months ended October 2, 2010, cash used in investing activities was $61.8 million, primarily due to purchases of investments of $398.9 million, partially offset by sales and maturities of investments of $338.6 million. In addition, we made $2.8 million for purchases of property, plant and equipment which included $2.0 million for the expansion of our research and development equipment and facilities and improvements to our Pleasanton office, and we made $1.4 million for purchases of patents, partly offset by a receipt of $2.8 million from a loan collection from Levitronix.
Cash Provided by Continuing Financing Activities
     For the nine months ended October 2, 2010, cash provided by financing activities was $23.3 million, and was comprised primarily of $22.0 million from proceeds related to stock option exercises, $1.9 million from proceeds from stock issued under our employee stock purchase plan and $9.5 million from excess tax benefits from stock option exercises, partially offset by $4.7 million of restricted stock purchased for payment of income tax withholding due upon vesting and $5.4 million used to settle the extinguishment of 4,045 of our senior subordinated convertible notes.

Cash Flow Activities from Discontinued Operations
     Following is a summary of the cash flow activities from discontinued operations:

	Nine Months Ended
	October 2,	October 3,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$2,944	$2,821
Net cash used in investing activities	(2,488)	(2,091)

Net decrease in bank overdraft	$456	$730

     For the nine months ended October 2, 2010, cash provided by operating activities was $2.9 million. This amount included net loss from discontinuing operations of $3.7 million, offset by non-cash items of $4.4 million comprising of $1.4 million of depreciation and amortization and $3.0 million of share-based compensation expenses. Changes in assets and liabilities provided cash of $2.2 million primarily due to decreases in receivables, partially offset by a decrease in accounts payable and other liabilities.
     For the nine months ended October 2, 2010, cash used in investing activities was $2.5 million, primarily due to purchases of property, plant and equipment related to the purchase of research and development equipment and improvements to the manufacturing facility.
Off Balance Sheet Arrangements
     We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. As of October 2, 2010, our Letter of Credit was approximately $0.8 million.
Contractual Obligations
     As of October 2, 2010, the liability for uncertain tax positions was $9.8 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
     During the three and nine months ended October 2, 2010 there were no other material changes to our contractual obligations reported in our 2009 Annual Report on Form 10-K, outside our normal course of business.
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
     Effective January 3, 2010, we changed our functional currency for our U.K subsidiary from U.K pounds to euros. This change did not have a material impact on our condensed consolidated financial statements; however, the change did impact our foreign currency hedging contracts. As of October 2, 2010, we owned forward contracts to sell euros to U.S. dollars with a notional value of €8.0 million, to sell U.S. dollars to euro with a notional value of $3.6 million and to sell U.K. pounds to euros with a notional value of £0.6 million, as compared to October 3, 2009, when we owned forward contracts to sell euros to U.S dollars with a notional value of €9.6 million and to purchase U.K. pounds from U.S. dollars with a notional value of £5.5 million. As of October 2, 2010, our forward contracts had an average exchange rate of one U.S. dollar to 1.34796 euros and one U.K. pound to 1.15048 euros. The potential fair value loss for a hypothetical 25% adverse change in foreign currency exchange rates as of October 2, 2010 would be approximately $2.1 million.
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
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of October 2, 2010. The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of October 2, 2010 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow for timely decisions regarding required disclosures.
Changes to Internal Controls
     There have been no changes in our internal controls over financial reporting during the quarter ended October 2, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 2, 2010, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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
ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of our equity securities during the three months ended October 2, 2010.
     The following table sets forth certain information about our common stock repurchased during the three months ended October 2, 2010:

			Total number	Approximate
			of shares	value of shares
	Total		purchased	authorized to be
	number		under	purchased under
	of shares	Average	publicly	publicly
	purchased	price paid	announced	announced
	(2)	per share	programs (1)	programs
	(in thousands, except per share data)
July 4, 2010 through July 31, 2010	1.8	$44.16	—	$—
August 1, 2010 through August 28, 2010	1.5	34.88	—	—
August 29, 2010 through October 2, 2010	1.7	36.50	—	—

Total	5.0	$38.73	—	$—

(1)	Our share repurchase programs, which authorized us to repurchase up to a total of $130 million of our common shares, were announced on February 11, 2004 as a $25 million program, on May 12, 2004 as a $60 million program, on July 29, 2004 as a $25 million program and on February 2, 2006 as a $20 million program. These programs authorize us to acquire shares in the open market or in privately negotiated transactions and do not have an expiration date. No shares were repurchased under these programs during the three months ended October 2, 2010. As of October 2, 2010, we have $10.1 million remaining under our share repurchase programs.

(2)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.
ITEM 5: OTHER INFORMATION
     On November 4, 2010, we sold our wholly-owned subsidiary, International Technidyne Corporation, to ITC Nexus Holding Company, Inc. (“Nexus”) for $55 million in cash pursuant a Stock Purchase Agreement, dated November 4, 2010, by and between the Company and Nexus ("Purchase Agreement"). Subject to the limitations set forth in the Purchase Agreement, the Company is providing indemnification to Nexus for (a) breaches of certain representations and warranties, (b) covenant breaches, (c) specified U.S. Food and Drug Administration matters and (d) other customary matters.
     The description of the Purchase Agreement is qualified in its entirety by reference to the full text of the document, a copy of which is attached as Exhibit [2.1] hereto.
     The Purchase Agreement contains representations and warranties that the parties made to each other as of specific dates. Except for its status as a contractual document that establishes and governs the legal relations among the parties, the Purchase Agreement is not intended to be a source of factual, business or operational information about any of the parties thereto. The representations and warranties were made as of specific dates, only for purposes of the proposed transactions, and solely for the benefit of the parties to the Purchase Agreement. These representations and warranties may be subject to limitations agreed between the parties, including being qualified by disclosures between the parties. The representations and warranties may have been made to allocate risks among the parties, including where the parties do not have complete knowledge of all facts, instead of establishing matters as facts. Furthermore, those representations and warranties may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.
     Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances. Moreover, information concerning the subject matter of such representations and warranties may change after the date of these representations and warranties.

ITEM 6. EXHIBITS
2.1	Stock Purchase agreement, dated as of November 4, 2010, by and between Thoratec Corporation and ITC Nexus Holding Company, Inc.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of October 2, 2010 and January 2, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 2, 2010 and October 3, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2010 and October 3, 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
Date: November 4, 2010	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: November 4, 2010	/s/ David V. Smith
David V. Smith
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)