Form 10-Q
period 2011-04-02
THORATEC CORP
filed 2011-05-03
CIK 350907

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of April 22, 2011, the registrant had 57,209,022 shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of April 2, 2011 and January 1, 2011	3
Condensed Consolidated Statements of Operations for the Three Months Ended April 2, 2011 and April 3, 2010	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 2, 2011 and April 3, 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure of Market Risk	29
Item 4. Controls and Procedures	30
Part II. Other Information
Item 1 Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	33
Signatures	34
Exhibits
EX-10.34
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Thoratec, the Thoratec logo, Thoralon, HeartMate, HeartMate II, and GoGear are registered trademarks of Thoratec Corporation, and IVAD is a trademark of Thoratec Corporation.

CentriMag is a registered trademark of Levitronix LLC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	April 2, 2011	January 1, 2011

ASSETS
Current assets:
Cash and cash equivalents	$64,967	$56,887
Short-term available-for-sale investments	353,266	391,256
Receivables, net of allowances of $1,416 and $1,334, respectively	56,813	57,213
Inventories	66,384	59,790
Deferred tax assets	9,681	9,677
Income tax receivable	3,480	9,538
Prepaid expenses and other assets	5,538	5,706
Total current assets	560,129	590,067
Property, plant and equipment, net	39,057	38,077
Goodwill	95,015	95,015
Purchased intangible assets, net	86,216	88,518
Long-term available-for-sale investments	19,723	21,379
Other long-term assets	5,096	4,687
Total Assets	$805,236	$837,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,143	$13,495
Accrued compensation	12,155	20,753
Other accrued liabilities	13,170	14,604
Senior subordinated convertible notes	140,103	138,165
Total current liabilities	180,571	187,017
Long-term deferred tax liability	18,553	20,109
Other long-term liabilities	9,940	9,257
Total Liabilities	209,064	216,383
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 57,206 and 58,571 as of April 2, 2011 and January 1, 2011, respectively	—	—
Additional paid-in capital	598,541	606,782
Retained earnings	666	18,603
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,519)	(1,660)
Cumulative translation adjustments	(1,516)	(2,365)
Total accumulated other comprehensive loss	(3,035)	(4,025)
Total Shareholders’ Equity	596,172	621,360
Total Liabilities and Shareholders’ Equity	$805,236	$837,743

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	April 2, 2011	April 3, 2010

Product sales	$99,530	$99,272
Cost of product sales	29,735	31,571
Gross profit	69,795	67,701
Operating expenses:
Selling, general and administrative	24,654	21,841
Research and development	15,754	19,991
Amortization of purchased intangible assets	2,302	2,412
Total operating expenses	42,710	44,244
Income from operations	27,085	23,457
Other income and (expense):
Interest expense and other	(2,880)	(2,880)
Interest income and other	755	1,606
Impairment on investment	—	(2,000)
Income before income taxes	24,960	20,183
Income tax expense	(8,501)	(6,819)
Income from continuing operations	16,459	13,364
Loss from discontinued operations, net of tax	—	(931)
Net income	$16,459	$12,433

Income (loss) per share — Basic:
Continuing operations	$0.28	$0.23
Discontinued operations	—	(0.01)
Net income	$0.28	$0.22

Income (loss) per share — Diluted:
Continuing operations	$0.27	$0.23
Discontinued operations	—	(0.02)
Net income	$0.27	$0.21

Shares used to compute income (loss) per share:
Basic	57,932	56,638
Diluted	65,881	58,106

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from continuing operating activities:
Income from continuing operations	$16,459	$13,364
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,108	4,094
Investment premium amortization, net	1,260	1,250
Non-cash interest income and other	765	(573)
Non-cash interest expense	2,776	2,940
Write-down on investment	—	2,000
Tax benefit related to stock options	706	2,446
Share-based compensation expense	3,963	3,590
Excess tax benefits from share-based compensation	(706)	(2,185)
Loss on disposal of assets	99	19
Change in net deferred tax liability	(1,560)	(1,729)
Changes in assets and liabilities:
Receivables	1,184	(12,491)
Inventories	(6,784)	3,943
Prepaid expenses and other assets	(531)	(844)
Accrued compensation and other accrued liabilities	(9,715)	(5,885)
Accounts payable	1,573	3,792
Accrued income taxes	4,708	(5,067)
Net cash provided by continuing operating activities	18,305	8,664

Cash flows from continuing investing activities:
Purchases of available-for-sale investments	(103,821)	(117,447)
Sales and maturities of available-for-sale investments	142,442	112,626
Purchases of property, plant and equipment, net	(1,842)	(782)
Purchases of patents	—	(1,414)
Net cash provided by (used in) continuing investing activities	36,779	(7,017)

Cash flows from continuing financing activities:
Proceeds from stock option exercises	6,133	4,772
Excess tax benefits from share-based compensation	706	2,185
Repurchase and retirement of common shares	(53,480)	(4,222)
Net cash (used in) provided by continuing financing activities	(46,641)	2,735
Effect of exchange rate changes on cash and cash equivalents	(363)	(48)
Net cash provided by continuing operations	8,080	4,334

Cash flows from discontinued operations:
Net cash provided by operating activities	—	1,618
Net cash used in investing activities	—	(1,236)
Net cash provided by discontinued operations	—	382

Net increase in cash and cash equivalents	8,080	4,716
Net cash and cash equivalents at beginning of period	56,887	27,787
Net cash and cash equivalents at end of period	$64,967	$32,503

Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$4,677	$10,532
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$587	$1,237
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$263	$79

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Operations and Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “us,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2010 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our Annual Report on Form 10-K (the “2010 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

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

On April 25, 2010, our board of directors made a decision to sell our wholly-owned subsidiary, International Technidyne Corporation (“ITC”) and on November 4, 2010, we sold ITC to ITC Nexus Holding Company, Inc. (“Nexus”) for $55 million in cash pursuant to a Stock Purchase Agreement, dated as of November 4, 2010, by and between the Company and Nexus. As such, certain financial statement items have been reclassified to be presented as discontinued operations. These reclassifications had no impact on previously reported total net income.

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

The majority of our products are covered by up to a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable, can be reasonably estimated and are included in “Cost of product sales.” The change in accrued warranty expense from continuing operations is summarized in the following table:

	Balance Beginning of Period	Accruals for Warranties Issued	Settlements Made	Balance End of Period
	(in thousands)
Three months ended April 2, 2011	$3,057	$226	$(477)	$2,806
Three months ended April 3, 2010	$1,706	$750	$(679)	$1,777

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

As of April 2, 2011, we had gross unrealized gains before tax from our investment in municipal bonds, corporate bonds and variable demand notes of $0.4 million offset by gross unrealized losses of $0.1 million and gross unrealized losses on our auction rate securities of $2.9 million.  As of January 1, 2011, we had gross unrealized gains before tax from our investment in municipal bonds, corporate bonds and variable demand notes of $0.6 million offset by gross unrealized losses of $0.1 million and gross unrealized losses on our auction rate securities of $3.3 million.

The aggregate market value, cost basis and net unrealized gains and losses of available-for-sale investments as of April 2, 2011 and as of January 1, 2011 by major security type are as follows:

	Amortized cost	Net unrealized gains (losses)	Fair value
	(in thousands)
As of April 2, 2011:
Short-term investments:
Municipal bonds	$206,979	$208	$207,187
Variable demand notes	131,085	2	131,087
Corporate bonds	14,918	74	14,992
Total short-term investments	$352,982	$284	$353,266
Long-term investments:
Auction rate securities	$22,600	$(2,877)	$19,723

As of January 1, 2011:
Short-term investments:
Municipal bonds	$255,785	$336	$256,121
Variable demand notes	119,080	—	119,080
Corporate bonds	15,899	156	16,055
Total short-term investments	$390,764	$492	$391,256
Long-term investments:
Auction rate securities	$24,700	$(3,321)	$21,379

As of April 2, 2011 we owned approximately $22.6 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between BBB and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

As of April 2, 2011, we had recorded an estimated cumulative unrealized loss of $2.9 million ($1.7 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. In addition, our management reviews impairments and credit loss associated with its investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). Our auction rate securities are classified as long-term and are valued at $19.7 million using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. During the three months ended April 2, 2011, we liquidated $2.1 million of our auction rate securities as they were called at par.

If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge to earnings on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize the investments’ carrying value.

Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments.  The aggregate value of our deferred compensation plan as of April 2, 2011 and January 1, 2011 were as follows:

	April 2, 2011	January 1, 2011
	(in thousands)
Deferred compensation plan	$3,777	$3,188

The investments associated with the deferred compensation plan are included in “Other long-term assets” on our unaudited condensed consolidated balance sheets at the cash surrender value of our corporate owned life insurance policies and the fair value of the mutual fund investments. The realized gain before tax from the change in the value of the deferred compensation plan was $0.2 million for each of the three months ended April 2, 2011 and April 3, 2010  and is included in “Interest income and other.”

3. Fair Value Measurements

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

Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.

The following table represents the hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis:

	April 2, 2011
	Assets and liabilities at carrying	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	value	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments:
Municipal bonds	$207,187	$207,187	$—	$207,187	$—
Variable demand notes	131,087	131,087	—	131,087	—
Corporate bonds	14,992	14,992	—	14,992	—
Long-term investments — auction rate securities	19,723	19,723	—	—	19,723
Other long-term assets — carrying value of investments included in our deferred compensation plan	2,978	2,978	—	2,978	—
Liabilities
Other accrued liabilities — mark to market on foreign exchange instruments (Note 4)	479	479	—	479	—

	January 1, 2011
	Assets and liabilities at carrying	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	value	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments:
Municipal bonds	$256,121	$256,121	$—	$256,121	$—
Variable demand notes	119,080	119,080	—	119,080	—
Corporate bonds	16,055	16,055	—	16,055	—
Prepaid expenses and other assets — mark to market on foreign exchange instruments (Note 4)	172	172	—	172	—
Long-term investments — auction rate securities	21,379	21,379	—	—	21,379
Other long-term assets — carrying value of investments included in our deferred compensation plan	2,408	2,408	—	2,408	—

Valuation Techniques

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. Our Level 2 financial assets and liabilities include short-term investments, foreign exchange instruments and certain of our deferred compensation plan securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets include the auction rate securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The auction rate securities were valued using a discounted cash flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of auction rate securities.

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 during the three months ended April 2, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Auction Rate Securities
(in thousands)
Balance as of January 1, 2011	$21,379
Settlements at par	(2,100)
Unrealized holding gain on auction rate securities, included in other comprehensive income (loss)	444
Balance as of April 2, 2011	$19,723

We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive income or loss or other-than-temporary impairment charges to the unaudited condensed consolidated statements of operations in future periods.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. There was no impairment recorded in the three months ended April 2, 2011.

Financial Instruments Disclosed at Fair Value

Senior subordinated convertible notes measured at fair value using Level 2 inputs, observable market data (including trade data) of similar liabilities, are measured at a fair value of $190.4 million and $204.1 million, as of April 2, 2011 and January 1, 2011, respectively. For a detailed discussion, see Note 8 “Senior Subordinated Convertible Notes.”

4. Foreign Exchange Instruments

We utilize foreign currency forward exchange contracts and options to mitigate volatility resulting from future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions. We do not use derivative financial instruments for speculative or trading purposes. We routinely hedge our exposure to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of our derivative arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency forward contract, we may experience material financial losses.

The notional amount of foreign currency contracts with a maximum maturity of four months which do not qualify for hedge accounting, were as follows:

	Notional Amounts
	April 2, 2011	April 3, 2010
	(in thousands)
Sales	$21,647	$7,583

As of April 2, 2011, we had forward contracts to sell euros to U.S. dollars with a notional value of €10.6 million, to sell U.S. dollars to euros with a notional value of $5.0 million and to sell U.K. pounds to euros with a notional value of £1.0 million, as compared to April 3, 2010, when we had two forward contracts, one to sell euros to U.S. dollars with a notional value of €4.7 million and one to sell U.K. pounds to euros with a notional value of £0.8 million.  As of April 2, 2011, our forward contracts had an average exchange rate of one U.S. dollar to 0.7300 euros and one U.K. pound to 1.1352 euros.

The following represents our realized fair value of the forward currency contracts and offsets to the foreign currency exchange gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Foreign currency exchange (loss) gain on foreign currency contracts	$(365)	$264
Foreign currency exchange (loss) on foreign translation adjustments	(136)	(330)

5. Inventories

Inventories are stated at the lower of cost or market based on the first in, first out method and consisted of the following:

	April 2, 2011	January 1, 2011
	(in thousands)
Finished goods	$17,467	$8,439
Work in process	12,814	14,971
Raw materials	36,103	36,380
Total	$66,384	$59,790

6.            Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

	April 2, 2011	January 1, 2011
	(in thousands)
Land, building and improvements	$18,995	$18,498
Equipment and capitalized software	41,615	40,887
Furniture and leasehold improvements	22,658	22,070
Total	83,268	81,455
Less accumulated depreciation	(44,211)	(43,378)
Total	$39,057	$38,077

7. Purchased Intangible Assets and Goodwill

The carrying amount of goodwill was $95.0 million as of April 2, 2011 and January 1, 2011.

In February 2001, we merged with Thermo Cardiosystems, Inc.  The components of identifiable intangible assets related to the merger include: patents and trademarks, core technology (Thoralon, our proprietary bio-material), and developed technology (patented technology, other than core technology, acquired in the merger).

The purchased intangibles on the condensed consolidated balance sheets are summarized as follows:

	April 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)

Patents and trademarks	$40,832	$(30,937)	$9,895
Core technology	37,180	(17,988)	19,192
Developed technology	121,805	(64,676)	57,129
Total purchased intangible assets	$199,817	$(113,601)	$86,216

	January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)

Patents and trademarks	$40,832	$(30,672)	$10,160
Core technology	37,180	(17,502)	19,678
Developed technology	121,805	(63,125)	58,680
Total purchased intangible assets	$199,817	$(111,299)	$88,518

Amortization expense related to identifiable intangible assets was $2.3 million and $2.4 million for the three months ended April 2, 2011 and April 3, 2010, respectively. Our amortization expense is expected to be approximately $8.9 million in 2011, declining to $8.8 million by 2014. The expected decline in amortization expense is due to certain intangibles being fully amortized during such periods. Patents and trademarks have remaining useful lives ranging from eight to eleven years, and core and developed technology assets have remaining useful lives ranging from one to eleven years.

8. Senior Subordinated Convertible Notes

In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The convertible notes were sold to “qualified institutional buyers” pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder.

The senior subordinated convertible notes were issued at an issue price of $580.98 per note, which is 58.098% of the principal amount at maturity of the notes. The senior subordinated convertible notes bear interest at a rate of 1.3798% per year on the principal amount at maturity, payable semi-annually in arrears in cash on May 16 and November 16 of each year, from November 16, 2004 until May 16, 2011. Beginning on May 16, 2011, the original issue discount will accrue daily at a rate of 2.375% per year on a semi-annual bond equivalent basis and, on the maturity date, a holder will receive $1,000 per note. As a result, the aggregate principal amount of the notes outstanding and not converted as described below, as of April 2, 2011, would be $243.4 million at maturity.

Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on October 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of the Company’s common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes. As of April 2, 2011, 4,045 bonds of the 247,427 bonds originally issued have been submitted to be converted and we have elected to pay cash in lieu of shares for these bonds.

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

Interest expense primarily includes interest and amortization of discount related to senior subordinated convertible notes as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Interest expense — cash component	$840	$854
Interest expense — non-cash component	2,038	2,189

The debt and equity component (recorded in additional paid-in-capital, net of income tax benefit) consisted of the following:

	April 2, 2011	January 1, 2011
	(in thousands)
Senior Subordinated Convertible Notes
Principal amount	$141,400	$141,400
Unamortized discount	(1,297)	(3,235)
Net carrying amount	$140,103	$138,165
Equity component, net of income tax benefit	$25,340	$25,340

We may redeem either in whole or in part any of the senior subordinated convertible notes at any time beginning May 16, 2011, by giving the holders at least 30 days notice, at a redemption price equal to the sum of the issue price and the accrued original issue discount. On March 31, 2011, we gave notice of our intention to redeem all of our outstanding senior subordinated convertible notes on May 17, 2011.  If the holders converted the senior subordinated convertible notes into shares of our stock as of April 2, 2011, the if-converted value would be $189.8 million, based on our stock price of $26.46 per share on April 1, 2011, which amount exceeds the original value of $141.4 million by $48.4 million. This if-converted value is $53.6 million less than the $243.4 million face amount at maturity in 2034.

The aggregate fair value of the senior subordinated convertible notes at April 2, 2011 was $190.4 million.

9. Comprehensive Income

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

	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Net income	$16,459	$12,433
Unrealized gains (losses) on investments (net of taxes of $95 and $440 for the three months ended April 2, 2011 and April 3, 2010, respectively)	141	(660)
Foreign currency translation adjustments	849	(806)
Comprehensive income	$17,449	$10,967

10. Share-Based Compensation

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

Share-based compensation included in the condensed consolidated statements of operations consists of the following:

	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Cost of goods sold	$331	$267
Selling, general and administrative	2,529	2,321
Research and development	1,103	1,002
Total share based compensation expense before taxes	3,963	3,590
Tax benefit for share-based compensation expense	1,323	1,395
Total share-based compensation - continuing operations (net of taxes)	$2,640	$2,195
Total share-based compensation - discontinued operations (net of taxes)	$—	$499

For both the three months ended April 2, 2011 and April 3, 2010, share-based compensation expense of $0.4 million was capitalized to inventory.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Our unaudited condensed consolidated statements of cash flows presentation reports the excess tax benefits (i.e., windfall only for tax deductions in excess of the share-based compensation expense recognized) as financing cash flows of $0.7 million and $2.2 million for the three months ended April 2, 2011 and April 3, 2010, respectively.

Cash proceeds from the exercise of stock options were $6.1 million and $4.8 million for the three months ended April 2, 2011 and April 3, 2010, respectively. There were no cash proceeds from our employee stock purchase plan for either of the three months ended April 2, 2011 or April 3, 2010. The actual income tax benefit realized from stock option exercises was $0.7 million and $2.4 million for the three months ended April 2, 2011 and April 3, 2010, respectively.

Equity Plan

In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”) and in May 2006 the 2006 Plan was approved by our shareholders. In May 2006 and April 2008 the 2006 Plan was amended by the Board of Directors and in May 2008 the 2006 Plan as amended was approved by our shareholders. In May 2008 and March 2010, the 2006 Plan was further amended by the Board of Directors and approved by our shareholders in May 2008 and May 2010, respectively. The 2006 Plan allows us to grant to employees and directors of, and consultants to, the Company up to a total of 8.6 million shares of stock awards. Each share issued from and after May 20, 2008 through May 18, 2010 as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses, or performance share units reduces the number of shares available for issuance under the 2006 Plan by one and seventy-four hundredths (1.74) shares, and each share issued as stock options, restricted stock purchases or stock appreciation rights reduces the shares available for issuance under the 2006 Plan on a share-for-share basis. Each share issued from and after May 19, 2010 as restricted stock bonuses, restricted stock units, phantom stock units, performance share bonuses or performance share units reduces the number of shares available for issuance under the 2006 Plan by one and seven-tenths (1.7) shares, and each share issued as stock options, restricted stock purchases or stock appreciation rights reduces the shares available for issuance under the 2006 Plan on a share-for-share basis. During the three months ended April 2, 2011, approximately 586,000 options were granted under the 2006 Plan at an exercise price equal to the fair market value on the date of grant, and approximately 474,000 shares of restricted stock units were granted under the 2006 Plan. As of April 2, 2011, 3.0 million shares remained available for grant under the 2006 Plan.

Stock Options

Upon approval in May 2006, the 2006 Plan replaced our previous common stock option plans and equity incentive plans. As of April 2, 2011, we had 2.9 million options outstanding under the 2006 Plan and the replaced plans. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the grant date and expire between five and ten years from the date of grant. The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	April 2, 2011	April 3, 2010
Risk-free interest rate	2.81%	3.05%
Expected volatility	44%	40%
Expected option life	4.80 to 5.85 years	4.88 to 6.04 years
Dividends	None	None

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

As of April 2, 2011, there was $9.1 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 2.06 years. The aggregate intrinsic value of in-the-money options outstanding was $15.4 million, based on the closing price of our common stock on April 1, 2011, the last trading day in the three months ended April 2, 2011, of $26.46 per share. As of April 2, 2011, the intrinsic value of options currently exercisable was $14.2 million and the intrinsic value of options vested and expected to vest was $15.3 million.

The total intrinsic value of options exercised for the three months ended April 2, 2011 and April 3, 2010 was $0.6 million and $4.7 million, respectively.

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options at January 1, 2011	2,694	$19.81	5.05
Granted	586	27.30
Exercised	(379)	16.21
Forfeited or expired	(30)	17.08
Outstanding options at April 2, 2011	2,871	$21.85	6.52
Outstanding options exercisable at April 2, 2011	1,780	$18.64	4.86
Outstanding options vested at April 2, 2011 and expected to vest	2,664	$21.40	6.29

The weighted average grant-date fair value of options granted during the three months ended April 2, 2011 and April 3, 2010 was $12.08 per share and $12.53 per share, respectively.

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

Restricted Stock Awards

Share-based compensation expense related to restricted stock awards was $0.7 million for the three months ended April 2, 2011. As of April 2, 2011, we had $1.0 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which amount we expect to recognize over 0.86 years. There were no restricted stock awards granted during the three months ended April 2, 2011.

Restricted stock award activity is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding unvested restricted stock awards at January 1, 2011	234	$16.11
Granted	—	—
Released	(133)	16.27
Forfeited or expired	(2)	17.99
Outstanding unvested restricted stock awards at April 2, 2011	99	$15.87

Restricted Stock Units

Share-based compensation expense related to restricted stock units was $1.9 million for the three months ended April 2, 2011. As of April 2, 2011, we had $22.5 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 3.24 years. The aggregate intrinsic value of the units outstanding, based on our stock price on April 1, 2011, was $26.2 million.

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units at January 1, 2011	688	$28.86	1.53
Granted	474	27.31
Released	(168)	27.06
Forfeited or expired	(5)	28.23
Outstanding units at April 2, 2011	989	$28.42	2.04

Employee Stock Purchase Plan

In May 2002, our shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1 of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on each of March 1, 2006, March 1, 2008, March 1, 2009 and March 1, 2011; our Board of Directors specified no increase as of each other year. Eligible employees may purchase a limited number of shares, over a six month period, of our common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the three months ended April 2, 2011, no shares of common stock were issued under the ESPP. As of April 2, 2011, approximately 410,000 shares remained available for issuance under this plan.

The estimated subscription date fair value of the offering under the ESPP for each of the three months ended April 2, 2011 and April 3, 2010 was approximately $0.6 million, using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended
	April 2, 2011	April 3, 2010
Risk-free - interest rate	0.16%	0.17%
Expected volatility	46%	40%
Expected option life	0.50 years	0.50 years
Dividends	None	None

As of April 2, 2011, there was approximately $0.1 million of unrecognized compensation expense related to ESPP subscriptions that began on November 1, 2010, which amount we expect to recognize during the second quarter of 2011.

11. Income Taxes

Our effective income tax rates for the three months ended April 2, 2011 and April 3, 2010, were 34.1% and 33.8%, respectively.  Fluctuations in our reported income tax rates were primarily due to reduced tax exempt income which increased tax rates, partially offset by federal research tax credits.  The federal research tax credits were available during the three months ended April 2, 2011 and were not available during the three months ended April 3, 2010 as a result of the expiration of federal research credit legislation.

During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $3.1 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

12. Net Income Per Share

Our restricted stock awards subject to repurchase and settled in shares of common stock upon vesting have non-forfeitable rights to receive dividends on an equal basis with common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share are determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Dilutive net income per common share also considers the dilutive effect of the in-the-money stock options and restricted stock units, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and restricted stock units includes the amount of unrecognized compensation cost attributable to future services, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability that would be recorded in additional-paid-in capital when the award becomes deductible.

Basic and diluted net income per common share attributable to common shareholders under the two-class method were calculated as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
	(stated in thousands, except per share amounts)

Basic net income per common share calculation
Income from continuing operations	$16,459	$13,364
Income from continuing operations allocated to participating securities	(48)	(116)
Income from continuing operations attributable to common shareholders	$16,411	$13,248

Loss from discontinuing operations	$—	$(931)
Loss from discontinuing operations allocated to participating securities	—	8
Loss from discontinuing operations attributable to common shareholders	$—	$(923)

Net income	$16,459	$12,433
Net income allocated to participating securities	(48)	(108)
Net income attributable to common shareholders	$16,411	$12,325

Weighted average number of common shares used to compute basic net income per common share	57,932	56,638

Basic net income per common share
Continuing operations	$0.28	$0.23
Discontinuing operations	—	(0.01)
Total	$0.28	$0.22

Diluted net income per common share calculation
Income from continuing operations	$16,459	$13,364
Interest expense on senior subordinated convertible debt (net of taxes)	1,680	—
Income for continuing operations diluted share calculation	18,139	13,364
Income from continuing operations allocated to participating securities	(47)	(113)
Income from continuing operations attributable to common shareholders	$18,092	$13,251

Loss from discontinuing operations	$—	$(931)
Loss from discontinuing operations allocated to participating securities	—	8
Loss from discontinuing operations attributable to common shareholders	$—	$(923)

Net income	$16,459	$12,433
Interest expense on senior subordinated convertible debt (net of taxes)	1,680	—
Net income for diluted share calculation	18,139	12,433
Net income from allocated to participating securities	(47)	(105)
Net income attributable to common shareholders	$18,092	$12,328

Weighted average number of common shares used to compute basic net income per common share attributable to common shares	57,932	56,638
Dilutive effect of stock-based compensation plans	778	1,468
Dilutive effect on conversion of senior subordinated convertible notes	7,171	—
Weighted average number of common shares used to compute diluted net income per common share	65,881	58,106

Diluted net income per common share
Continuing operations	$0.27	$0.23
Discontinuing operations	—	(0.02)
Total	$0.27	$0.21

The weighted average unvested restricted stock awards outstanding were 169,781 and 494,543 for the three months ended April 2, 2011 and April 3, 2010, respectively.

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per common share because their inclusion would be antidilutive	613	179

The computation of diluted net income per common share for the three months ended April 3, 2010 excludes the effect of assuming the conversion of our senior subordinated convertible notes, which are convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive.

13.  Share Repurchase

On February 14, 2011, we announced that our Board of Directors has authorized the repurchase of up to $100 million shares of our common stock under a new program effective through February 14, 2012.  During the three months ended April 2, 2011, we repurchased $50 million worth of shares at an average price of $28.00 per share or 1,783,267 shares.  Because we are incorporated in California, and California law does not recognize treasury stock, the shares repurchased decreases the common shares outstanding.

We recorded the $50 million shares repurchased by reducing the additional-paid-in capital balance by the average value per share reflected in the account prior to the repurchase and the excess was allocated to retained earnings. Based on this allocation, additional-paid-in capital decreased by $17.8 million and retained earnings decreased by $32.2 million in the Shareholders’ Equity section of the condensed consolidated balance sheets.

14. Enterprise and Related Geographic Information

Our geographic information for our product revenue sold by our continuing operations to the domestic and international markets is discussed below.

Revenue attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on final destination where the products are sold. During the three months ended April 2, 2011 and April 3, 2010, no customer or international country represented individually greater than 10% of our total product sales. The geographic composition of our product sales from operations was as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Domestic	$82,467	$82,236
International	17,063	17,036
Total product sales	$99,530	$99,272

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2010 Annual Report on Form 10-K (the “2010 Annual Report”) and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release any revisions or updates to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

OVERVIEW

Continuing Operations—Cardiovascular Business

Thoratec Corporation (“we,” “our,” “us” or the “Company”) is the world leader in mechanical circulatory support with a product portfolio to treat the full range of clinical needs for advanced heart failure patients. We develop, manufacture and market proprietary medical devices used for circulatory support.

For advanced heart failure (“HF”), we develop, manufacture and market proprietary medical devices used for mechanical circulatory support (“MCS”). Our primary product lines are our ventricular assist devices (“VADs”): the Thoratec Paracorporeal Ventricular Assist Device (“PVAD”), the Thoratec Implantable Ventricular Assist Device (“IVAD”), the HeartMate Left Ventricular Assist System (“HeartMate XVE”), and the HeartMate II Left Ventricular Assist System (“HeartMate II”). We refer to the PVAD and the IVAD collectively as the “Thoratec product line” and we refer to the HeartMate XVE and the HeartMate II collectively as the “HeartMate product line.” The PVAD, IVAD, HeartMate XVE and HeartMate II are approved by the U.S. Food and Drug Administration (“FDA”) and are Conformite Europeene (“CE”) Mark approved in Europe. In addition, for acute HF we market the CentriMag Blood Pumping System (“CentriMag”), which is manufactured by Levitronix LLC (“Levitronix”) and distributed by us in the U.S. under a distribution agreement with Levitronix. We also manufacture and sell vascular access graft products used in hemodialysis for patients with late-stage renal disease.

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

During the third quarter of 2009 we launched our new HeartMate external peripherals (GoGear), including new batteries, charger and power module, which are designed to provide an enhanced quality of life for HeartMate patients by providing them more freedom and mobility and the ability to more easily resume many aspects of a normal lifestyle.

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

Discontinued Operations—International Technidyne Corporation (“ITC”)

On November 4, 2010, we sold our wholly-owned subsidiary, International Technidyne Corporation, to ITC Nexus Holding Company, Inc. (“Nexus”) for $55 million in cash pursuant to a Stock Purchase Agreement, dated as of November 4, 2010, by and between the Company and Nexus.

The ITC division has been reclassified to discontinued operations in the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the three months ended April 2,2011.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended
	(in thousands, except for percentage data)
	April 2, 2011%		April 3, 2010%

Product sales	$99,530	100%	$99,272	100%
Cost of product sales	29,735	30	31,571	32
Gross profit	69,795	70	67,701	68
Operating expenses:
Selling, general and administrative	24,654	25	21,841	22
Research and development	15,754	16	19,991	20
Amortization of purchased intangible assets	2,302	2	2,412	2
Total operating expenses	42,710	43	44,244	44
Income from operations	27,085	27	23,457	24
Other income and (expense):
Interest expense and other	(2,880)	(3)	(2,880)	(3)
Interest income and other	755	1	1,606	2
Impairment on investment	—	—	(2,000)	(2)
Income before income tax expense	24,960	25	20,183	21
Income tax expense	(8,501)	(9)	(6,819)	(7)
Income from continuing operations	16,459	16	13,364	14
Loss from discontinuing operations (net of taxes)	—	—	(931)	(1)
Net income	$16,459	16	$12,433	13

Three months ended April 2, 2011 and April 3, 2010

Product Sales

Product sales consisted of the following:

	Three Months Ended
	April 2, 2011	April 3, 2010	% Change
	(in thousands)

Total product sales	$99,530	$99,272	0%

During the three months ended April 2, 2011 as compared to the three month ended April 3, 2010, product sales increased by $0.3 million due to higher sales of our HeartMate II in North America, partially offset by lower sales of GoGear peripherals related to hospital and patient conversions and lower worldwide sales of the Thoratec product line.  In North America, 2 HeartMate II centers were added during the three months ended April 2, 2011 bringing the total to 142 centers.  Outside of North America, we added 9 centers during the three months ended April 2, 2011, bringing the total to 123 centers.

Sales originating outside of the U.S. and U.S. export sales accounted for approximately 17% of our total product sales for each of the three months ended April 2, 2011 and April 3, 2010.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands, except percentages)
Total gross profit	$69,795	$67,701
Total gross margin	70%	68%

During the three months ended April 2, 2011 as compared to the three months ended April 3, 2010, gross margin percentage increased by 2% primarily due to favorable pump to non-pump mix and lower inventory reserves.

Selling, General and Administrative

Selling, general and administrative expenses were as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010	% Change
	(in thousands)
Total selling, general and administration	$24,654	$21,841	13%

During the three months ended April 2, 2011 as compared to the three months ended April 3, 2010, sales and marketing costs increased by $1.1 million, primarily due to the expansion of our sales force, and other costs related to product and marketing development initiatives.  Administrative and other costs increased by $1.7 million due to higher consulting and personnel related costs.

Research and Development

Research and development expenses were as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010	% Change
	(in thousands)
Total research and development	$15,754	$19,991	21%

Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

During the three months ended April 2, 2011 as compared to the three months ended April 3, 2010, research and development costs decreased by $4.2 million primarily due to the acquisition of Percurtaneous Heart Pump technology of $8.5 million in the first three months ended April 3, 2010, partially offset by increased research and development costs for HeartMate III technology and HeartMate II peripheral enhancements during the three months ended April 2, 2011.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets during the three months ended April 2, 2011 was $2.3 million as compared to $2.4 million during the three months ended April 3, 2010. The $0.1 million decrease in amortization expense resulted from certain intangible assets being fully amortized during the first quarter of 2011.

Interest Expense and Other

Interest expense primarily relates to interest on the senior subordinated convertible notes as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010	% Change
	(in thousands)
Interest expense	$2,779	$2,777	—%
Amortization of debt issuance costs related to senior subordinated convertible notes	101	103	—
Total interest expense and other	$2,880	$2,880

Interest expense on the convertible debt is calculated using the interest rate method which increases interest expense over the term of the debt.  However since the expected life of the liability component will be fully amortized on May 16, 2011, coupled with the 4,045 bonds that had been converted in the third quarter of 2010, interest expense was comparable during the three months ended April 2, 2011 as compared to the three months ended April 3, 2010.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended
	April 2, 2011	April 3, 2010	% Change
	(in thousands)
Interest income	$1,113	$1,666	33%
Foreign currency, net	(501)	(66)	659%
Other	143	6	2,283%
Total interest income and other	$755	$1,606

Interest income during the three months ended April 2, 2011 decreased by $0.6 million compared to the three months ended April 3, 2010, mainly due to decline in interest rates partially offset by a gain on the sales of investments of $0.1 million. Foreign currency losses increased by $0.4 million due to fluctuations in foreign exchange rates.

Impairment on Investment

During the three months ended April 3, 2010, we recorded an impairment charge of $2.0 million for our entire investment in Acorn, a start-up medical device company.

Income Taxes

Our effective income tax rates for the three months ended April 2, 2011 and April 3, 2010, were 34.1% and 33.8%, respectively.  Fluctuations in our reported income tax rates were primarily due to reduced tax exempt income which increased tax rates, offset by federal research tax credits.  The federal research tax credits were available during the three months ended April 2, 2011 and were not available during the three months ended April 3, 2010 as a result of the expiration of federal research credit legislation.

Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Since changes in our forecasted profitability for 2011 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will be dependent on our profitability and could fluctuate significantly.

Discontinued Operations

On November 4, 2010, we sold our wholly-owned subsidiary, International Technidyne Corporation (“ITC”), to ITC Nexus Holding Company, Inc. (“Nexus”) for $55 million in cash pursuant to a Stock Purchase Agreement, dated as of November 4, 2010, by and between the Company and Nexus. As such, we reclassified the operating results as discontinued operations on the condensed consolidated statements of operations for all periods presented.

There were no expenses associated with discontinued operations during the three months ended April 2, 2011 as compared to the loss from discontinued operations of $0.9 million during the three months ended April 3, 2010.  During the three months ended April 3, 2010, ITC’s gross profit was $8.2 million offset by operating expenses of $9.8 million which resulted in loss from discontinued operations before taxes of $1.6 million, offset by a tax benefit of $0.7 million.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

Cash and cash equivalents include highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.

Investments classified as short-term consist of various financial instruments such as municipal bonds, corporate bonds and variable demand notes. Bonds with high credit quality with maturities of greater than 90 days when purchased are classified as short-term available-for-sale investments. Investments classified as long-term consist of our investments in auction rate securities.

Following is a summary of our cash, cash equivalents and investments:

	April 2, 2011	January 1, 2011
	(in thousands)
Cash and cash equivalents	$64,967	$56,887
Short-term investments	353,266	391,256
Long-term investments	19,723	21,379
Total cash, cash equivalents and investments	$437,956	$469,522

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, debt redemptions and share repurchase programs for at least the next twelve months.

As of April 2, 2011, we owned approximately $22.6 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between BBB and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

We recorded an estimated cumulative unrealized loss of $2.9 million ($1.7 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive gain/loss within shareholders’ equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (1) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (2) intend to hold the investment to recovery and based on a more-likely-than-not probability assessment we will not be required to sell the security before recovery; and (3) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income. Further, we continue to liquidate investments in auction rate securities as opportunities arise.  During the three months ended April 2, 2011, we liquidated $2.1 million of our auction rate securities as they were called at par.

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

We intend and have the ability to hold these auction rate securities until the market recovers or until maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable security investment balances of $418.2 million as of April 2, 2011, the current lack of liquidity in the credit and capital markets will not have an impact on our liquidity, our cash flow or our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Senior Subordinated Convertible Notes

In 2004, we completed the sale of $143.8 million initial principal amount of senior subordinated convertible notes due in 2034. The senior subordinated convertible notes were issued at an issue price of $580.98 per note, which is 58.098% of the principal amount at maturity of the notes. The senior subordinated convertible notes bear interest at a rate of 1.3798% per year on the principal amount at maturity, payable semi-annually in arrears in cash on May 16 and November 16 of each year, from November 16, 2004 until May 16, 2011. Holders of the senior subordinated convertible notes may convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture. Holders have been and are able to convert their convertible notes at any point after the close of business on September 30, 2004 if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the accreted conversion price per share of our common stock. Commencing October 1, 2008, this market price conversion feature was satisfied, such that holders of the senior subordinated convertible notes may convert their notes through the final maturity date of the notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, subject to adjustments as provided in the indenture. If holders elect conversion, we may, at our option, deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes. As of April 2, 2011, 4,045 of the 247,427 bonds originally issued have been submitted to be converted and we elected to pay cash in lieu of shares for these bonds.

In addition, holders may require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus the accrued original issue discount, if any. Due to this redemption feature, where holders may require us to repurchase all or a portion of the senior subordinated convertible notes as early as May 16, 2011, these senior subordinated convertible notes have been classified as current liabilities. Settlement of the senior subordinated convertible notes could require the utilization of short-term investments or common stock. On March 31, 2011, we gave notice of our intention to redeem all of our outstanding senior subordinated convertible notes on May 17, 2011.

Cash Flow Activities

Following is a summary of our cash flows activities:

	April 2, 2011	April 3, 2010
	(in thousands)
Continuing Operations:
Net cash provided by continuing operating activities	$18,305	$8,664
Net cash provided by (used in) continuing investing activities	36,779	(7,017)
Net cash (used in) provided by continuing financing activities	(46,641)	2,735
Effect of exchange rate changes on cash and cash equivalents	(363)	(48)
Net increase in cash and cash equivalents from continuing operations	8,080	4,334
Discontinued Operations:
Net cash provided by discontinued operating activities	—	1,618
Net cash (used in) discontinued investing activities	—	(1,236)
Net increase in cash and cash equivalents from discontinued operations	—	382
Net increase in cash and cash equivalents	$8,080	$4,716

Cash Provided by Continuing Operating Activities

For the three months ended April 2, 2011, cash provided by operating activities was $18.3 million. This amount included net income of $16.5 million increased by positive non-cash adjustments to net income of $11.4 million primarily comprised of $1.8 million related to depreciation, $2.3 million related to amortization, $0.7 million related to tax benefit related to stock options, $4.0 million related to share-based compensation expense and non-cash interest of $2.8 million. These positive non-cash contributions were partially offset by a decrease of $0.7 million related to excess tax benefits from stock option exercises and a decrease of $1.6 million in our net deferred tax liability. Changes in assets and liabilities used cash of $9.6 million primarily due to a decrease in accrued compensation and an increase in inventory, offset by a decrease in income tax receivable.

Cash Provided by Continuing Investing Activities

For the three months ended April 2, 2011, cash provided by investing activities was $36.8 million, due to net sales of available-for-sale investments of $38.6 million, partially offset by $1.8 million in purchases of property, plant and equipment, which included $1.3 million related to leasehold improvements, furniture and fixtures and equipment purchases to support our manufacturing facilities and corporate growth.

Cash Used in Continuing Financing Activities

For the three months ended April 2, 2011, cash used in financing activities was $46.6 million, primarily comprised of $50.0 million used for repurchases of our common stock, $3.4 million used in restricted stock purchased for payment of income tax withholding due upon vesting, partially offset by proceeds of $6.1 million related to stock option exercises and $0.7 million from excess tax benefits for share-based compensation.

Stock Repurchase Program

During the three months ended April 2, 2011, we paid an aggregate of $50 million, to repurchase 1,783,267 shares, of our common stock under Board of Directors’ authorization. All shares that have been repurchased have reduced our issued and outstanding common stock computation. As of April 2, 2011, $50 million in shares of our common stock were available for repurchase under an authorization that expires on February 12, 2012.

Off Balance Sheet Arrangements

We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. As of April 2, 2011, our Letter of Credit balance was approximately $0.8 million.

Contractual Obligations

As of April 2, 2011, the liability for uncertain tax positions was $11.3 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the three months ended April 2, 2011 there were no material changes to our contractual obligations reported in our 2010 Annual Report on Form 10-K outside our normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

Our investment portfolio is made up of marketable investments in money market funds, U.S. Treasury securities and debt instruments of government agencies, local municipalities, and high quality corporate issuers. All investments are carried at market value and are treated as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature due to the frequency with which the interest rate is reset and because such marketable securities represent the investment of cash that is available for current operations. Our auction rate securities that are not liquid are classified as long-term.  Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio.  If interest rates rise, the market value of our investment portfolio may decline, which could result in a loss if we choose or are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points and by 125 basis points, the change in our net unrealized loss on investments would be $1.1 million and $1.4 million, respectively. We do not utilize derivative financial instruments to manage interest rate risks.  Our senior subordinated convertible notes do not bear interest rate risk as the notes were issued at a fixed rate of interest.

Foreign Currency Rate Fluctuations

We use forward foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities. Our contracts typically have maturities of four months or less.

Effective January 3, 2010, we changed our functional currency for our U.K. subsidiary from U.K. pounds to euros.  This change did not have a material impact on our condensed consolidated financial statements.  As of April 2, 2011, we had forward contracts to sell euros to U.S. dollars with a notional value of €10.6 million, to sell U.S. dollars to euros with a notional value of $5.0 million and to sell U.K. pounds to euros with a notional value of £1.0 million as compared to April 3, 2010, when we had two forward contracts, one to sell euros to U.S. dollars with a notional value of €4.7 million and one to sell U.K. pounds to euros with a notional value of £0.8 million.  As of April 2, 2011, our forward contracts had an average exchange rate of one U.S. dollar to 0.7300 euros and one U.K. pound to 1.1352 euros. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates as of April 2, 2011 would be approximately $1.2 million.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of April 2, 2011. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of April 2, 2011 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes to Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended April 2, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2011, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2010 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risk factor reflects a material change to the Risk Factors set forth in our 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

The occurrence of a catastrophic disaster or other similar events could cause damage to our facilities and equipment, or those of our suppliers, which would require us to cease or curtail operations.

We are vulnerable to damage from various types of disasters, including earthquakes, fires, terrorist acts, floods, power losses, communications failures and similar events. If any such disaster were to occur, we may not be able to operate our business at our facilities, in particular because our premises require FDA approval, which could result in significant delays before we could manufacture products from a replacement facility. In addition, our suppliers and customers also have operations in locations vulnerable to various types of disasters. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions and our emergency response plans may not be effective in preventing or minimizing losses in the future. Therefore, any such catastrophe could seriously harm our business and condensed consolidated results of operations.

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended April 2, 2011.

The following table sets forth certain information about our common stock repurchased during the three months ended April 2, 2011:

	Total number of shares purchased (1)	Average price paid per share(1)	Total number of shares purchased under publicly announced programs (2)	Approximate value of shares authorized to be purchased under publicly announced programs (2)
	(in thousands, except per share data)
January 2, 2011 through January 29, 2011	6.7	$26.88	—	$—
January 30, 2011 through February 26, 2011	52.9	27.55	1,051	29,285
February 27, 2011 through April 2, 2011	66.8	28.42	732	20,715
Total	126.4	$27.97	1,783	$50,000

(1)          Shares purchased that were not part of our publicly announced repurchase program represent the surrender value of shares of restricted stock awards and units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

(2)          On February 14, 2011 we announced a share repurchase program of $100 million. During the three months ended April 2, 2011, $50 million in shares of common stock, were repurchased and we have $50 million available to repurchase until the expiration date of February 14, 2012.

ITEM 6. EXHIBITS

10.34	Thoratec Corporation Corporate Executive Incentive Plan FY 2011, effective for certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101***

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three months ended April 2, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of April 2, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended April 2, 2011 and April 3, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 2, 2011 and April 3, 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: May 3, 2011	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: May 3, 2011	/s/ David V. Smith
David V. Smith
Chief Financial Officer and Principal Accounting Officer