Form 10-Q
period 2011-07-02
THORATEC CORP
filed 2011-08-04
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of July 22, 2011, the registrant had 59,741,591 shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information	3
Item 1. Unaudited Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of July 2, 2011 and January 1, 2011	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 2, 2011 and July 3, 2010	4
Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended July 2, 2011 and July 3, 2010	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 2, 2011 and July 3, 2010	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure of Market Risk	28
Item 4. Controls and Procedures	29
Part II. Other Information	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	31
Signatures	32
Exhibits
EX-10.40
EX-10.45
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Thoratec, the Thoratec logo, Thoralon, HeartMate, HeartMate II, and GoGear are registered trademarks of Thoratec Corporation, and IVAD is a trademark of Thoratec Corporation.

CentriMag and PediMag are registered trademarks of Thoratec LLC and PediVAS is a registered trademark of Levitronix Medical GmbH, which is being renamed as Thoratec Switzerland GmbH.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	July 2, 2011	January 1, 2011

ASSETS
Current assets:
Cash and cash equivalents	$96,164	$56,887
Short-term available-for-sale investments	182,458	391,256
Receivables, net of allowances of $1,715 and $1,334, respectively	60,719	57,213
Inventories	62,148	59,790
Deferred tax assets	10,091	9,677
Income tax receivable	5,090	9,538
Prepaid expenses and other assets	4,426	5,706
Total current assets	421,096	590,067
Property, plant and equipment, net	40,372	38,077
Goodwill	95,015	95,015
Purchased intangible assets, net	84,019	88,518
Long-term available-for-sale investments	19,841	21,379
Other long-term assets	4,539	4,687
Total Assets	$664,882	$837,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,767	$13,495
Accrued compensation	11,980	20,753
Other accrued liabilities	13,064	14,604
Senior subordinated convertible notes	—	138,165
Total current liabilities	35,811	187,017
Long-term deferred tax liability	17,241	20,109
Other long-term liabilities	9,939	9,257
Total Liabilities	62,991	216,383
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 59,739 and 58,571 as of July 2, 2011 and January 1, 2011, respectively	—	—
Additional paid-in capital	582,199	606,782
Retained earnings	22,332	18,603
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,465)	(1,660)
Cumulative translation adjustments	(1,175)	(2,365)
Total accumulated other comprehensive loss	(2,640)	(4,025)
Total Shareholders’ Equity	601,891	621,360
Total Liabilities and Shareholders’ Equity	$664,882	$837,743

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Product sales	$111,221	$95,098	$210,751	$194,370
Cost of product sales	32,410	30,579	62,145	62,150
Gross profit	78,811	64,519	148,606	132,220
Operating expenses:
Selling, general and administrative	26,559	21,065	51,213	42,906
Research and development	15,799	11,812	31,553	31,803
Amortization of purchased intangible assets	2,197	2,468	4,499	4,880
Total operating expenses	44,555	35,345	87,265	79,589
Income from operations	34,256	29,174	61,341	52,631
Other income and (expense):
Interest expense and other	(1,767)	(3,275)	(4,647)	(6,155)
Interest income and other	488	1,293	1,243	2,899
Impairment on investment	—	(46)	—	(2,046)
Income before income taxes	32,977	27,146	57,937	47,329
Income tax expense	(11,195)	(9,609)	(19,696)	(16,428)
Income from continuing operations	21,782	17,537	38,241	30,901
Loss from discontinued operations (net of tax)	—	(1,583)	—	(2,514)
Net income	$21,782	$15,954	$38,241	$28,387

Income (loss) per share — Basic:
Continuing operations	$0.37	$0.30	$0.66	$0.54
Discontinued operations	—	(0.02)	—	(0.05)
Net income	$0.37	$0.28	$0.66	$0.49
Income (loss) per share — Diluted:
Continuing operations	$0.36	$0.29	$0.63	$0.52
Discontinued operations	—	(0.02)	—	(0.04)
Net income	$0.36	$0.27	$0.63	$0.48
Shares used to compute income (loss) per share:
Basic	58,186	57,635	58,060	57,139
Diluted	63,213	66,436	64,590	65,986

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)

Net income	$21,782	$15,954	$38,241	$28,387
Unrealized gains (losses) on investments (net of taxes of $42 and $31 for the three months ended July 2, 2011 and July 3, 2010, respectively, and $137 and $471 for the six months ended July 2, 2011 and July 3, 2010, respectively)	54	(47)	195	(707)
Foreign currency translation adjustments	341	(940)	1,190	(1,746)
Total other comprehensive income (loss)	395	(987)	1,385	(2,453)
Comprehensive income	$22,177	$14,967	$39,626	$25,934

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from continuing operating activities:
Income from continuing operations	$38,241	$30,901
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,196	8,219
Investment premium amortization, net	2,271	2,492
Loss on extinguishment of senior subordinated convertible notes	—	99
Non-cash interest income and other	913	591
Non-cash interest expense	2,815	4,133
Write-down on investment	—	2,046
Tax benefit related to stock options	902	10,013
Share-based compensation expense	7,803	6,653
Excess tax benefits from share-based compensation	(910)	(9,265)
Loss on disposal of assets	135	74
Change in deferred taxes, net	(2,888)	(3,577)
Changes in assets and liabilities:
Receivables	(2,406)	(4,325)
Inventories	(3,210)	(6,032)
Prepaid expenses and other assets	160	272
Accrued compensation and other accrued liabilities	(8,178)	(1,931)
Accounts payable	(2,831)	10,259
Income taxes, net	3,156	(21,780)
Net cash provided by continuing operating activities	44,169	28,842

Cash flows from continuing investing activities:
Purchases of available-for-sale investments	(196,448)	(300,576)
Sales and maturities of available-for-sale investments	404,855	261,953
Purchases of property, plant and equipment, net	(4,461)	(2,133)
Purchases of patents	—	(1,414)
Net cash provided by (used in) continuing investing activities	203,946	(42,170)

Cash flows from continuing financing activities:
Excess tax benefits from share-based compensation	910	9,265
Proceeds from stock option exercises	6,949	21,779
Proceeds from stock issued under the employee stock purchase plan	1,886	1,884
Repurchase and retirement of common shares	(53,654)	(4,505)
Extinguishment of senior subordinated convertible notes	(164,429)	(5,345)
Net cash (used in) provided by continuing financing activities	(208,338)	23,078
Effect of exchange rate changes on cash and cash equivalents	(500)	(102)
Net cash provided by continuing operations	39,277	9,648

Cash flows from discontinued operations:
Net cash provided by operating activities	—	1,746
Net cash used in investing activities	—	(1,746)
Net cash provided by discontinued operations	—	—

Net increase in cash and cash equivalents	39,277	9,648
Net cash and cash equivalents at beginning of period	56,887	27,787
Net cash and cash equivalents at end of period	$96,164	$37,435
Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$18,518	$29,562
Cash paid for interest	$1,679	$1,707
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$1,392	$2,029
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$7	$34
Issuance of shares for extinguishment of senior subordinated convertible notes	$82,711	$—

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The preparation of our unaudited condensed consolidated financial statements necessarily requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the unaudited condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.  The actual amounts could differ from those estimated amounts.

On April 25, 2010, our Board Of Directors made a decision to sell our wholly-owned subsidiary, International Technidyne Corporation (“ITC”) and on November 4, 2010, we sold ITC to ITC Nexus Holding Company, Inc. (“Nexus”) for $55 million in cash pursuant to a Stock Purchase Agreement, dated as of November 4, 2010, with Nexus. As such, certain financial statement items have been reclassified to be presented as discontinued operations.

Revenue Recognition and Product Warranty

We recognize revenue from product sales to customers and distributors when evidence of an arrangement exists, and title has passed (generally upon shipment) or services have been rendered, the selling price (including pricing discounts) has been fixed or has become determinable, collectability is reasonably assured and there are no further obligations to customers or distributors.

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

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Balance at beginning of period	$2,806	$1,777	$3,057	$1,706
Accruals for warranties issued	815	1,182	1,455	1,931
Settlements made	(628)	(1,212)	(1,519)	(1,890)
Balance at end of period	$2,993	$1,747	$2,993	$1,747

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, which could change how fair value measurement guidance in ASC 820 is applied.  ASU No. 2011-04 is effective on a prospective basis for us for reporting periods after January 1, 2012.  We are currently evaluating how this new guidance will impact our unaudited condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This ASU, gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  ASU No. 2011-05 is effective for us on or after December 31, 2011, but early adoption is permitted for public companies.  We adopted this new guidance in our unaudited condensed consolidated financial statements for the period ended July 2, 2011.

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

As of July 2, 2011, we had gross unrealized gains before tax of $0.3 million from our investment in municipal bonds, corporate bonds and variable demand notes and gross unrealized losses before tax of $2.8 million on our auction rate securities.  As of January 1, 2011, we had gross unrealized gains before tax of $0.6 million, net of gross unrealized losses of $0.1 million, from our investment in municipal bonds, corporate bonds and variable demand notes and gross unrealized losses before tax of $3.3 million on our auction rate securities.

The aggregate market value, cost basis and net unrealized gains and losses of available-for-sale investments as of July 2, 2011 and as of January 1, 2011 by major security type are as follows:

	Amortized cost	Net unrealized gains (losses)	Fair value
	(in thousands)
As of July 2, 2011:
Short-term investments:
Municipal bonds	$143,743	$262	$144,005
Variable demand notes	33,525	9	33,534
Corporate bonds	4,918	1	4,919
Total short-term investments	$182,186	$272	$182,458
Long-term investments:
Auction rate securities	$22,600	$(2,759)	$19,841

As of January 1, 2011:
Short-term investments:
Municipal bonds	$255,785	$336	$256,121
Variable demand notes	119,080	—	119,080
Corporate bonds	15,899	156	16,055
Total short-term investments	$390,764	$492	$391,256
Long-term investments:
Auction rate securities	$24,700	$(3,321)	$21,379

As of July 2, 2011, we owned approximately $22.6 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between BBB and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

As of July 2, 2011, we had recorded an estimated cumulative unrealized loss of $2.8 million ($1.7 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). Our auction rate securities are classified as long-term and are valued at $19.8 million using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. During the six months ended July 2, 2011, we liquidated $2.1 million of our auction rate securities as they were called at par.  Subsequent to July 2, 2011, we liquidated $0.1 million of our auction rate securities as they were also called at par.

If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge to earnings on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize the investments’ carrying value.

Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments.  The aggregate value of our deferred compensation plan assets as of July 2, 2011 and January 1, 2011 was as follows:

	July 2, 2011	January 1, 2011
	(in thousands)
Deferred compensation plan	$3,711	$3,188

The investments associated with the deferred compensation plan are included in “Other long-term assets” on our unaudited condensed consolidated balance sheets at the cash surrender value of our corporate-owned life insurance policies and the fair value of the mutual fund investments. The realized gain before tax from the change in the value of the deferred compensation plan was $0.2 million and $0.1 million for the six months ended July 2, 2011 and July 3, 2010, respectively, and is included in “Interest income and other.”

3. Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we used various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. Fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

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

Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.

The following table represents the hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis:

	July 2, 2011
	Assets and liabilities at carrying	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	value	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments:
Municipal bonds	$144,005	$144,005	$—	$144,005	$—
Variable demand notes	33,534	33,534	—	33,534	—
Corporate bonds	4,919	4,919	—	4,919	—
Long-term investments — auction rate securities	19,841	19,841	—	—	19,841
Other long-term assets — carrying value of investments included in our deferred compensation plan	2,904	2,904	—	2,904	—
Liabilities
Other accrued liabilities — mark to market on foreign exchange instruments (Note 4)	58	58	—	58	—

	January 1, 2011
	Assets and liabilities at carrying	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	value	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments:
Municipal bonds	$256,121	$256,121	$—	$256,121	$—
Variable demand notes	119,080	119,080	—	119,080	—
Corporate bonds	16,055	16,055	—	16,055	—
Prepaid expenses and other assets — mark to market on foreign exchange instruments (Note 4)	172	172	—	172	—
Long-term investments — auction rate securities	21,379	21,379	—	—	21,379
Other long-term assets — carrying value of investments included in our deferred compensation plan	2,408	2,408	—	2,408	—

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets include the auction rate securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The auction rate securities were valued using a discounted cash-flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of auction rate securities.

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 during the three and six months ended July 2, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Auction Rate Securities
(in thousands)
Balance as of January 1, 2011	$21,379
Settlements at par	(2,100)
Unrealized holding gain on auction rate securities, included in other comprehensive income (loss)	444
Balance as of April 2, 2011	$19,723
Unrealized holding gain on auction rate securities, included in other comprehensive income (loss)	118
Balance as of July 2, 2011	$19,841

We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If current market conditions deteriorate, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive income or loss or other-than-temporary impairment charges to the unaudited condensed consolidated statements of operations in future periods.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash-flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. There was no impairment recorded in the six months ended July 2, 2011.

4. Foreign Exchange Instruments

We utilize foreign currency exchange forward contracts to mitigate volatility resulting from future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions. We do not use derivative financial instruments for speculative or trading purposes. We routinely hedge our exposure to certain foreign currencies over a four month period, with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counterparty to any of our derivative arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency forward exchange contract, we may experience material financial losses.

The notional amount of foreign currency exchange forward contracts with a maximum maturity of four months,  and does not qualify for hedge accounting, were as follows:

	Notional Amounts
	July 2, 2011	July 3, 2010
	(in thousands)
Sales	$19,544	$12,860

As of July 2, 2011, we had forward contracts to sell euros to U.S. dollars with a notional value of €9.5 million, to sell U.S. dollars to euros with a notional value of $3.6 million and to sell U.K. pounds to euros with a notional value of £1.4 million, as compared to July 3, 2010, when we owned forward contracts to sell euros to U.S. dollars with a notional value of €7.1 million, to sell U.S. dollars to euros with a notional value of $2.3 million and to sell U.K. pounds to euros with a notional value of £1.0 million.  As of July 2, 2011, our forward contracts had an average exchange rate of one U.S. dollar to 0.6938 euros and one U.K. pound to 1.1078 euros.

The following represents our realized fair value of the forward currency contracts and offsets to the foreign currency exchange gains and losses which were included in “Interest income and other” in the unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Foreign currency exchange gain on foreign currency contracts	$491	$482	$126	$746
Foreign currency exchange loss on foreign translation adjustments	(709)	(296)	(846)	(626)

5.   Inventories

Inventories are stated at the lower of cost or market based on the first-in, first-out method and consisted of the following:

	July 2, 2011	January 1, 2011
	(in thousands)
Finished goods	$20,151	$8,439
Work in process	11,827	14,971
Raw materials	30,170	36,380
Total	$62,148	$59,790

6.   Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

	July 2, 2011	January 1, 2011
	(in thousands)
Land, building and improvements	$20,060	$18,498
Equipment and capitalized software	38,494	40,887
Furniture and leasehold improvements	23,380	22,070
Total	81,934	81,455
Less accumulated depreciation	(41,562)	(43,378)
Total	$40,372	$38,077

7.   Purchased Intangible Assets and Goodwill

The carrying amount of goodwill was $95.0 million as of July 2, 2011 and January 1, 2011.

In February 2001, we merged with Thermo Cardiosystems, Inc.  The components of identifiable intangible assets related to the merger include: patents and trademarks, core technology (Thoralon, our proprietary bio-material), and developed technology (patented technology, other than core technology, acquired in the merger).

The purchased intangibles on the condensed consolidated balance sheets are summarized as follows:

	July 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)

Patents and trademarks	$40,832	$(31,202)	$9,630
Core technology	37,180	(18,473)	18,707
Developed technology	121,805	(66,123)	55,682
Total purchased intangible assets	$199,817	$(115,798)	$84,019

	January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)

Patents and trademarks	$40,832	$(30,672)	$10,160
Core technology	37,180	(17,502)	19,678
Developed technology	121,805	(63,125)	58,680
Total purchased intangible assets	$199,817	$(111,299)	$88,518

Amortization expense related to identifiable intangible assets was $2.2 million and $2.5 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and $4.5 million and $4.9 million for the six months ended July 2, 2011 and July 3, 2010, respectively. Our amortization expense is currently expected to be approximately $8.9 million in 2011, declining to $8.8 million by 2015. The expected decline in amortization expense is due to certain intangibles being fully amortized during such periods. Patents and trademarks have remaining useful lives ranging from eight to ten years, and core and developed technology assets have remaining useful lives of ten years.

8. Senior Subordinated Convertible Notes

In 2004, we completed the sale of $143.8 million of initial principal amount of senior subordinated convertible notes due in 2034. The convertible notes were sold to “qualified institutional buyers” pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder.

The senior subordinated convertible notes were issued at an issue price of $580.98 per note, which is 58.098% of the principal amount at maturity of the notes. The senior subordinated convertible notes bore interest at a rate of 1.3798% per year on the principal amount at maturity, payable semi-annually in arrears in cash on May 16 and November 16 of each year, from November 16, 2004 until May 16, 2011.

Holders of the senior subordinated convertible notes were able to convert their convertible notes into shares of our common stock at a conversion rate of 29.4652 shares per $1,000 principal amount of senior subordinated convertible notes, which represents a conversion price of $19.72 per share, subject to adjustments upon the occurrence of certain events as set forth in the indenture.  If holders elected conversion, we could elect, at our option, to deliver shares of common stock, pay a holder in cash, or deliver a combination of shares and cash, as determined pursuant to the terms of the notes.

Holders could require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. On March 31, 2011, we gave notice of our intention to redeem all of our outstanding senior subordinated convertible notes on May 17, 2011.  During the second quarter, prior to or on May 16, 2011, bondholders converted 243,367 bonds, and we elected to pay $164.4 million in cash and issue 2,397,535 shares with an estimated fair value at redemption of $82.7 million.  In addition, on May 17, 2011, we redeemed the remaining outstanding 15 bonds for cash.  We accounted for the extinguishment in accordance with ASC 470-20, Debt, and there was no gain or loss reported during the six month period ended July 2, 2011.  The difference between the fair value of the aggregate consideration paid of $247.1 million and the face value of $141.4 million or $105.7 million, was recorded to additional paid-in capital.

In accordance with ASC 470-20, which applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on the senior subordinated convertible notes separately. This accounting pronouncement increased interest expense associated with our senior subordinated convertible notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (2.375% per year) of the senior subordinated convertible notes and the effective interest rate on debt borrowing (9% per year). The discount, which represents the non-cash interest expense, classified as interest expense on the condensed consolidated statements of operations, was being amortized to interest expense over a seven-year period ending May 16, 2011 (the expected life of the liability component) using the effective interest method. Additionally, we allocated transaction costs on the same percentage as the liability and equity component, such that a portion of the deferred debt issuance costs was allocated to the liability component to be amortized using the effective interest method until May 16, 2011, and the equity component to be included in additional paid-in capital.

Interest expense primarily includes interest and amortization of discount related to senior subordinated convertible notes as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Interest expense — cash component	$420	$847	$1,259	$1,701
Interest expense — non-cash component	1,244	2,052	3,127	4,139

9. Share-Based Compensation

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

Share-based compensation included in the condensed consolidated statements of operations consists of the following:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Cost of product sales	$373	$359	$703	$626
Selling, general and administrative	2,509	1,895	5,038	4,216
Research and development	958	809	2,061	1,811
Total share-based compensation expense before taxes	3,840	3,063	7,802	6,653
Tax benefit for share-based compensation expense	856	1,405	2,179	2,800
Total share-based compensation — continuing operations (net of taxes)	$2,984	$1,658	$5,623	$3,853
Total share-based compensation — discontinued operations (net of taxes)	$—	$718	$—	$1,656

For the six months ended July 2, 2011 and July 3, 2010, share-based compensation expense of $0.4 million and $0.3 million, respectively, was capitalized to inventory.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Our unaudited condensed consolidated statements of cash flows presentation reports the excess tax benefits (i.e., windfall only for tax deductions in excess of the share-based compensation expense recognized) as financing cash flows of $0.9 million and $9.3 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

Cash proceeds from the exercise of stock options were $7.0 million and $21.8 million for the six months ended July 2, 2011 and July 3, 2010, respectively. Cash proceeds from our employee stock purchase plan were $1.9 million for each of the six months ended July 2, 2011 and July 3, 2010. The Company purchased $3.7 million and $4.5 million of restricted stock for payment of income tax withholding due upon vesting for the six months ended July 2, 2011 and July 3, 2010, respectively.  The actual income tax benefit realized from stock option exercises was $0.9 million and $10.0 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

Equity Plan

In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”) and in May 2006 the 2006 Plan was approved by our shareholders. In May 2006 and April 2008, the 2006 Plan was amended by the Board of Directors and in May 2008 the 2006 Plan as amended was approved by our shareholders. In May 2008 and March 2010, the 2006 Plan was further amended by the Board of Directors and approved by our shareholders in May 2008 and May 2010, respectively. The 2006 Plan allows us to grant to our employees, directors, and consultants up to a total of 8.6 million shares of stock awards. Each share issued from and after May 20, 2008 through May 18, 2010 as a restricted stock bonus, restricted stock unit, phantom stock unit, performance share bonus, or performance share unit reduces the number of shares available for issuance under the 2006 Plan by one and seventy-four hundredths (1.74) shares, each share issued from and after May 19, 2010 as a restricted stock bonus, restricted stock unit, phantom stock unit, performance share bonus or performance share unit reduces the number of shares available for issuance under the 2006 Plan by one and seven-tenths (1.7) shares, and each share issued as a stock option, restricted stock purchases or stock appreciation rights reduces the shares available for issuance under the 2006 Plan on a share-for-share basis. During the six months ended July 2, 2011, approximately 590,000 options were granted under the 2006 Plan at an exercise price equal to the fair market value on the date of grant, and approximately 538,000 shares of restricted stock units were granted under the 2006 Plan. As of July 2, 2011, 3.0 million shares remained available for grant under the 2006 Plan.

Stock Options

Upon approval in May 2006, the 2006 Plan replaced our previous common stock option plans and equity incentive plans. As of July 2, 2011, we had 2.8 million options outstanding under the 2006 Plan and the replaced plans. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the date of grant and expire between five and ten years from the date of grant. The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Risk-free interest rate (weighted average)	2.26%	2.87%	2.81%	3.05%
Expected volatility	43%	40%	44%	40%
Expected option term (years)	4.80	4.82	4.80 to 5.81	4.88 to 6.04
Dividends	None	None	None	None

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options represents the period of time that options are expected to be outstanding. We use separate assumptions for groups of employees (for example, officers) that have similar historical exercise behavior. The range above reflects the expected option impact of these separate groups. Prior to fiscal 2010, our estimated volatility was based solely on the historical volatility of our common stock, and beginning in fiscal 2010 we base our expected volatility on a combination of historical volatility trends and market-based implied volatility because we have determined that this combination of historical volatility trends and market-based implied trends is reflective of market conditions. The decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options.

As of July 2, 2011, there was $7.6 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 1.82 years. The aggregate intrinsic value of in-the-money options outstanding was $32.7 million, based on the closing price of our common stock on July 1, 2011, the last trading day in the six months ended July 2, 2011, of $33.63 per share. As of July 2, 2011, the intrinsic value of options currently exercisable was $25.9 million, and the intrinsic value of options vested and expected to vest was $32.1 million.

The total intrinsic value of options exercised for the three months ended July 2, 2011 and July 3, 2010 was $0.8 million and $27.3 million, respectively. The total intrinsic value of options exercised for the six months ended July 2, 2011 and July 3, 2010 was $4.3 million and $32.0 million, respectively.

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options at January 1, 2011	2,694	$19.81	5.05
Granted	590	27.32
Exercised	(425)	16.34
Forfeited or expired	(98)	23.49
Outstanding options at July 2, 2011	2,761	$21.82	6.02
Outstanding options exercisable at July 2, 2011	1,736	$18.71	4.26
Outstanding options vested at July 2, 2011 and expected to vest	2,588	$21.43	5.81

The weighted average grant-date fair value of options granted during the six months ended July 2, 2011 and July 3, 2010 was $12.08 per share and $12.61 per share, respectively.

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

Restricted Stock Awards

Share-based compensation expense related to restricted stock awards was $1.0 million for the six months ended July 2, 2011. As of July 2, 2011, we had $0.7 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which amount we expect to recognize over 0.67 years. There were no restricted stock awards granted during the six months ended July 2, 2011.

Restricted stock award activity is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding unvested restricted stock awards at January 1, 2011	234	$16.11
Granted	—	—
Released	(152)	16.43
Forfeited or expired	(6)	15.96
Outstanding unvested restricted stock awards at July 2, 2011	76	$15.50

Restricted Stock Units

Share-based compensation expense related to restricted stock units was $4.0 million for the six months ended July 2, 2011. As of July 2, 2011, we had $22.0 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 3.06 years. The aggregate intrinsic value of the units outstanding, based on our stock price on July 1, 2011, was $33.4 million.

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding unvested restricted stock units at January 1, 2011	688	$28.86	1.53
Granted	538	27.90
Released	(191)	27.99
Forfeited or expired	(41)	27.60
Outstanding unvested restricted stock units at July 2, 2011	994	$28.56	1.86

Employee Stock Purchase Plan

In May 2002, our shareholders approved our Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1 of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on each of March 1, 2006, March 1, 2008, March 1, 2009 and March 1, 2011; our Board of Directors specified no increase as of each other year. Eligible employees may purchase a limited number of shares, over a six month period, of our common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the six months ended July 2, 2011, 72,280 shares of common stock were issued under the ESPP. As of July 2, 2011, approximately 337,900 shares remained available for issuance under this plan.

The estimated subscription-date fair value of the offering under the ESPP for each of the six months ended July 2, 2011 was approximately $0.5 million and July 3, 2010 was approximately $0.6 million, using the Black-Scholes option pricing model and the following assumptions:

	Six Months Ended
	July 2, 2011	July 3, 2010
Risk-free interest rate	0.11%	0.25%
Expected volatility	48%	43%
Expected option life	0.50 years	0.50 years
Dividends	None	None

As of July 2, 2011, there was approximately $0.3 million of unrecognized compensation expense related to ESPP subscriptions that began on May 1, 2011, which amount we expect to recognize through the fourth quarter of 2011.

10.  Income Taxes

Our effective income tax rate for the three months ended July 2, 2011 and July 3, 2010, was 33.9% and 35.4%, respectively.  Our effective income tax rate for the six months ended July 2, 2011 and July 3, 2010, was 34.0% and 34.7%, respectively.  Fluctuations in our reported income tax rates were primarily due to an increase in research and development credits.  The federal research tax credits were available during the three and six months ended July 2, 2011, however, were not available during the three and six months ended July 3, 2010 as a result of the expiration of federal research credit legislation in 2010.

During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $2.7 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

11.  Net Income Per Share

Our restricted stock awards subject to repurchase and settled in shares of common stock upon vesting have non-forfeitable rights to receive dividends on an equal basis with common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share are determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Dilutive net income per common share also considers the dilutive effect of the in-the-money stock options, restricted stock units, and the dilutive effect of the senior subordinated convertible notes, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options, restricted stock units and the dilutive effect of the senior subordinated convertible notes includes the amount of unrecognized compensation cost attributable to future services, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability that would be recorded in additional-paid-in capital when the award becomes deductible.

Basic and diluted income per common share attributable to common shareholders under the two-class method were calculated as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands, except per share data)
Basic net income per common share calculation
Income from continuing operations	$21,782	$17,537	$38,241	$30,901
Income from continuing operations allocated to participating securities	(34)	(103)	(85)	(224)
Income from continuing operations attributable to common shareholders	$21,748	$17,434	$38,156	$30,677

Loss from discontinued operations	$—	$(1,583)	$—	$(2,514)
Loss from discontinued operations allocated to participating securities	—	9	—	18
Loss from discontinued operations attributable to common shareholders	$—	$(1,574)	$—	$(2,496)

Net income	$21,782	$15,954	$38,241	$28,387
Net income allocated to participating securities	(34)	(94)	(85)	(206)
Net income attributable to common shareholders	$21,748	$15,860	$38,156	$28,181

Weighted average number of common shares used to compute basic income per common share	58,186	57,635	58,060	57,139

Basic net income per common share
Continuing operations	$0.37	$0.30	$0.66	$0.54
Discontinued operations	—	(0.02)	—	(0.05)
Total	$0.37	$0.28	$0.66	$0.49

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands, except per share data)
Diluted net income per common share calculation
Income from continuing operations	$21,782	$17,537	$38,241	$30,901
Interest expense on senior subordinated convertible notes (after tax)	1,037	1,750	2,718	3,524
Income from continuing operations for diluted share calculation	22,819	19,287	40,959	34,425
Income from continuing operations allocated to participating securities	(31)	(99)	(77)	(218)
Income from continuing operations attributable to common shareholders	$22,788	$19,188	$40,882	$34,207

Loss from discontinued operations	$—	$(1,583)	$—	$(2,514)
Loss from discontinued operations allocated to participating securities	—	9	—	18
Loss from discontinued operations attributable to common shareholders	$—	$(1,574)	$—	$(2,496)

Net income	$21,782	$15,954	$38,241	$28,387
Interest expense on senior subordinated convertible notes (after tax)	1,037	1,750	2,718	3,524
Net income for diluted share calculation	22,819	17,704	40,959	31,911
Net income allocated to participating securities	(31)	(91)	(77)	(202)
Net income attributable to common shareholders	$22,788	$17,613	$40,882	$31,709

Weighted average number of common shares used to compute basic net income per common share attributable to common shares	58,186	57,635	58,060	57,139
Dilutive effect of stock-based compensation plans	828	1,540	853	1,571
Dilutive effect on conversion of senior subordinated convertible notes	4,199	7,261	5,677	7,276
Weighted average number of common shares used to compute diluted net income per common share	63,213	66,436	64,590	65,986

Diluted net income per common share
Continuing operations	$0.36	$0.29	$0.63	$0.52
Discontinued operations	—	(0.02)	—	(0.04)
Total	$0.36	$0.27	$0.63	$0.48

The weighted average unvested restricted stock awards outstanding were 90,540 and 342,305 for the three months ended July 2, 2011 and July 3, 2010, respectively.  The weighted average unvested restricted stock awards outstanding were 129,881 and 418,432 for the six months ended July 2, 2011 and July 3, 2010, respectively.

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Options to purchase shares not included in the computation of diluted income per share because their inclusion would be anti-dilutive	650	21	789	297

12.  Share Repurchase

On February 14, 2011, we announced that our Board of Directors has authorized the repurchase of up to $100 million worth of shares of our common stock under a new program effective through February 14, 2012.  During the six months ended July 2, 2011, we repurchased $50 million worth of shares at an average price of $28.00 per share or 1,783,267 shares.  Because we are incorporated in California, and California law does not recognize treasury stock, the shares repurchased decrease the common shares outstanding.

We recorded the $50 million shares repurchased by reducing the additional-paid-in capital balance by the average value per share reflected in the account prior to the repurchase and the excess was allocated to retained earnings. Based on this allocation, additional-paid-in capital decreased by $17.8 million and retained earnings decreased by $32.2 million in the Shareholders’ Equity section of the unaudited condensed consolidated balance sheets.

13.  Enterprise and Related Geographic Information

Our geographic information for our product revenue sold by our continuing operations to the domestic and international markets is discussed below.

Revenue attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on final destination where the products are sold. During the three and six months ended July 2, 2011 and July 3, 2010, no customer or international country represented individually greater than 10% of our total product sales. The geographic composition of our product sales from continuing operations was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Domestic	$92,970	$79,906	$175,437	$162,144
International	18,251	15,192	35,314	32,226
Total product sales from continuing operations	$111,221	$95,098	$210,751	$194,370

14.  Subsequent Event

On August 3, 2011, we acquired the medical business of Levitronix LLC (“Levitronix Medical”), including all equity interests of Levitronix Medical, for approximately $110 million in cash, plus additional cash earn-out amounts (not to exceed $40 million in the aggregate) payable over the next four years contingent upon achievement of certain product revenue performance targets.  Levitronix is the manufacturer of CentriMag, and prior to the acquisition we were party to a distribution agreement, expiring on December 31, 2011, with Levitronix LLC that permitted us to sell the CentriMag product line in the United States.  The acquisition includes the CentriMag and PediMag/PediVAS product lines, plus Levitronix Medical’s patents and technology including our next-generation magnetically levitated centrifugal continuous flow including the fully magnetically levitated motor technology employed in our next generation HeartMate III pump platform.  Prior to the completion of our acquisition, Levitronix LLC conducted a spin-off of its non-medical business and technologies to its then-current members.  Concurrently with the acquisition, we entered into a cross-license agreement with the entity which now holds the Levitronix LLC non-medical business in order to provide access to certain intellectual property and technologies as necessary to operate our respective businesses.

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

For advanced heart failure (“HF”), we develop, manufacture and market proprietary medical devices used for mechanical circulatory support (“MCS”). Our primary product lines are our ventricular assist devices (“VADs”): the Thoratec Paracorporeal Ventricular Assist Device (“PVAD”), the Thoratec Implantable Ventricular Assist Device (“IVAD”), the HeartMate Left Ventricular Assist System (“HeartMate XVE”), and the HeartMate II Left Ventricular Assist System (“HeartMate II”). We refer to the PVAD and the IVAD collectively as the “Thoratec product line” and we refer to the HeartMate XVE and the HeartMate II collectively as the “HeartMate product line.” The PVAD, IVAD, HeartMate XVE and HeartMate II are approved by the U.S. Food and Drug Administration (“FDA”) and are Conformite Europeene (“CE”) Mark approved in Europe. In addition, for acute HF we market the CentriMag Blood Pumping System (“CentriMag”), which prior to our acquisition of the medical business of Levitronix LLC (“Levitronix Medical”) as described below, was manufactured by Levitronix LLC (“Levitronix”) and distributed by us in the U.S. under a distribution agreement with Levitronix. We also manufacture and sell vascular access graft products used in hemodialysis for patients with late-stage renal disease.

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

During the third quarter of 2009, we launched our new HeartMate external peripherals (GoGear), including new batteries, charger and power module, which are designed to provide an enhanced quality of life for HeartMate patients by providing them more freedom and mobility and the ability to more easily resume many aspects of a normal lifestyle.

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

The CentriMag

Prior to our acquisition of Levitronix Medical the CentriMag was manufactured by Levitronix.  The CentriMag  is based on magnetically levitated bearingless motor technology. We entered into a distribution agreement with Levitronix in August 2006. The CentriMag is 510(k) approved by the FDA for use up to six hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under an FDA humanitarian device exemption to be used as a right ventricular assist device for periods of support up to thirty days in patients in cardiogenic shock due to acute right ventricular failure. In May 2008, Levitronix received approval to commence a U.S. pivotal trial to demonstrate safety and effectiveness of the CentriMag for periods of support up to thirty days. Levitronix Medical has CE Mark approval in Europe to market the product to provide support for up to thirty days.

Vascular Graft Products

The Vectra Vascular Access Graft (“Vectra”) was approved for sale in the U.S. in December 2000 and in Europe in January 1998. It is designed for use as a shunt between an artery and a vein, primarily to provide access to the bloodstream for renal hemodialysis patients requiring frequent needle punctures during treatment.

Acquisition — Medical Business of Levitronix

On August 3, 2011, we announced that we acquired Levitronix Medical for an upfront cash payment of $110 million, as well as potential future cash earnout payments of up to $40 million.

This acquisition follows a successful strategic partnership between the two companies. As described above, we have provided distribution and clinical support in the U.S. for the CentriMag, under an agreement that would have expired at the end of 2011.  Levitronix and we have also collaborated on the development of the fully magnetically levitated motor technology employed in the HeartMate III left ventricular assist system, which is currently in preclinical testing.

Discontinued Operations—International Technidyne Corporation (“ITC”)

On November 4, 2010, we sold our wholly-owned subsidiary, International Technidyne Corporation, to ITC Nexus Holding Company, Inc. (“Nexus”) for $55 million in cash pursuant to a Stock Purchase Agreement, dated as of November 4, 2010, with Nexus.  As such, certain financial statement items have been reclassified to be presented as discontinued operations.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the six months ended July 2, 2011.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
	(in thousands, except for percentage data)
Product sales	$111,221	100%	$95,098	100%	$210,751	100%	$194,370	100%
Cost of product sales	32,410	29	30,579	32	62,145	29	62,150	32
Gross profit	78,811	71	64,519	68	148,606	71	132,220	68
Operating expenses:
Selling, general and administrative	26,559	24	21,065	22	51,213	24	42,906	22
Research and development	15,799	14	11,812	12	31,553	15	31,803	16
Amortization of purchased intangible assets	2,197	2	2,468	3	4,499	2	4,880	3
Total operating expenses	44,555	40	35,345	37	87,265	41	79,589	41
Income from operations	34,256	31	29,174	31	61,341	30	52,631	27
Other income and (expense):
Interest expense and other	(1,767)	(2)	(3,275)	(3)	(4,647)	(2)	(6,155)	(3)
Interest income and other	488	—	1,293	1	1,243	1	2,899	1
Impairment of investment	—	—	(46)	—	—	—	(2,046)	(1)
Income before income taxes	32,977	29	27,146	29	57,937	29	47,329	24
Income tax expense	(11,195)	(10)	(9,609)	(10)	(19,696)	(9)	(16,428)	(8)
Income from continuing operations	21,782	19	17,537	19	38,241	20	30,901	16
Loss from discontinued operations, net of tax	—	—	(1,583)	(1)	—	—	(2,514)	(1)
Net income	$21,782	19	$15,954	18	$38,241	20	$28,387	15

Three and six months ended July 2, 2011 and July 3, 2010

Product Sales

Product sales consisted of the following:

	Three Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
	(in thousands)			(in thousands)
Total product sales	$111,221	$95,098	17%	$210,751	$194,370	8%

During the three months ended July 2, 2011 as compared to the three months ended July 3, 2010, product sales increased by $16.1 million primarily due to higher worldwide sales of our HeartMate II product line as a result of increase in volume, partially offset by lower sales of GoGear peripherals related to hospital and patient conversions.

During the six months ended July 2, 2011 as compared to the six months ended July 3, 2010, product sales increased by $16.4 million primarily due to higher worldwide sales of our HeartMate II product line as a result of increase in volume, in part offset by lower sales of our Thoratec product line, and lower sales of GoGear peripherals related to hospital and patient conversions.  In the U.S., five HeartMate II centers were added during the six months ended July 2, 2011, bringing the total to 135 centers.  Outside of U.S. we added 13 centers during the six months ended July 2, 2011, bringing the total to 137 centers.

Sales originating outside of the U.S. and U.S. export sales accounted for approximately 16% of our total product sales for each of the three months ended July 2, 2011 and July 3, 2010 and approximately 17% of our total product sales for each of the six months ended July 2, 2011 and July 3, 2010.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands, except percentages)
Total gross profit	$78,811	$64,519	$148,606	$132,220
Total gross margin	71%	68%	71%	68%

During the three months ended July 2, 2011 as compared to the three months ended July 3, 2010, gross margin percentage increased by 3% primarily due to favorable pump to non-pump mix and volume based efficiencies, and lower inventory reserves.

During the six months ended July 2, 2011 as compared to the six months ended July 3, 2010, gross margin percentage increased by 3% primarily due to favorable pump to non-pump mix and volume based efficiencies, and lower inventory reserves.

Selling, General and Administrative

Selling, general and administrative expenses were as follows:

	Three Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
	(in thousands)			(in thousands)

Total selling, general and administration	$26,559	$21,065	26%	$51,213	$42,906	19%

During the three months ended July 2, 2011 as compared to the three months ended July 3, 2010, sales and marketing costs increased by $2.4 million, primarily due to the expansion of our sales force, and other costs related to product and marketing development initiatives.  Administrative and other costs increased by $3.1 million due to higher consulting and personnel related costs and $1.4 million in transactions costs related to the acquisition of Levitronix Medical.

During the six months ended July 2, 2011 as compared to the six months ended July 3, 2010, sales and marketing costs increased by $3.5 million, primarily due to the expansion of our sales force, and other costs related to product and marketing development initiatives.  Administrative and other costs increased by $4.8 million due to higher consulting and personnel related costs and $1.4 million in transaction costs related to the acquisition of Levitronix Medical.

Research and Development

Research and development expenses were as follows:

	Three Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
	(in thousands)			(in thousands)
Total research and development	$15,799	$11,812	34%	$31,553	$31,803	(1)%

Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

During the three months ended July 2, 2011 as compared to the three months ended July 3, 2010, research and development costs increased by $4.0 million primarily due to increased research and development costs for our next generation pump and fully implantable pump platforms.

During the six months ended July 2, 2011 as compared to the six months ended July 3, 2010, research and development costs decreased by $0.3 million primarily due to the acquisition of Percurtaneous Heart Pump technology of $8.5 million in the six months ended July 3, 2010, partially offset by increased research and development costs for our next generation pump and fully implantable pump platforms during the six months ended July 2, 2011.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets during the three months ended July 2, 2011 was $2.2 million as compared to $2.5 million during the three months ended July 3, 2010.  The decline in amortization expense resulted from certain intangible assets being fully amortized during the first quarter of 2011.

Amortization of purchased intangible assets during the six months ended July 2, 2011 was $4.5 million as compared to $4.9 million during the six months ended July 3, 2010.  The decline in amortization expense resulted from certain intangible assets being fully amortized during the first quarter of 2011.

Interest Expense and Other

Interest expense primarily relates to interest on the senior subordinated convertible notes as follows:

	Three Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
	(in thousands)			(in thousands)
Interest expense	$1,717	$3,067	(44)%	$4,495	$5,844	(23)%
Amortization of debt issuance costs related to senior subordinated convertible notes	50	109	(54)%	152	212	(28)%
Loss on extinguishment of senior subordinated convertible notes	—	99	—	—	99	—
Total interest expense and other	$1,767	$3,275		$4,647	$6,155

Interest expense and other during the three months ended July 2, 2011 decreased by $1.5 million compared to the three months ended July 3, 2010, primarily due to the extinguishment of the senior subordinated convertible notes in May 2011.

Interest expense and other during the six months ended July 2, 2011 decreased by $1.5 million compared to the six months ended July 3, 2010, primarily due to the extinguishment of the senior subordinated convertible notes in May 2011.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
	(in thousands)			(in thousands)
Interest income	$700	$1,206	(42)%	$1,815	$2,871	(37)%
Foreign currency, net	(218)	187	(217)%	(720)	121	(695)%
Other	6	(100)	106%	148	(93)	259%
Total interest income and other	$488	$1,293		$1,243	$2,899

Interest income during the three months ended July 2, 2011 decreased by $0.5 million compared to the three months ended July 3, 2010, primarily due to the decline in interest rates and lower short-term investment balances as a result of the extinguishment of the senior subordinated convertible notes and shares repurchased in the first quarter of 2011. Foreign currency losses increased by $0.4 million due to fluctuations in foreign exchange rates.

Interest income during the six months ended July 2, 2011 decreased by $1.1 million compared to the six months ended July 3, 2010, primarily due to the decline in interest rates and lower short-term investment balances as a result of the extinguishment of the senior subordinated convertible notes and shares repurchased in the first quarter of 2011. Foreign currency losses increased by $0.8 million due to fluctuations in foreign exchange rates.

Impairment on Investment

During the three and six months ended July 3, 2010, we recorded an impairment charge of $2.0 million for our entire investment in Acorn, a start-up medical device company.

Income Taxes

Our effective income tax rate for the three months ended July 2, 2011 and July 3, 2010, was 33.9% and 35.4%, respectively.  Our effective income tax rate for the six months ended July 2, 2011 and July 3, 2010, was 34.0% and 34.7%, respectively.  Fluctuations in our reported income tax rates were primarily due to an increase in research and development credits.  The federal research tax credits were available during the three and six months ended July 2, 2011,  however, were not available during the three and six ended July 3, 2010 as a result of the expiration of federal research credit legislation in 2010.

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

Following is a summary of our cash, cash equivalents and investments:

	July 2, 2011	January 1, 2011
	(in thousands)
Cash and cash equivalents	$96,164	$56,887
Short-term investments	182,458	391,256
Long-term investments	19,841	21,379
Total cash, cash equivalents and investments	$298,463	$469,522

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, acquisitions and share repurchase programs for at least the next twelve months.

As of July 2, 2011, we owned approximately $22.6 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between BBB and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

We recorded an estimated cumulative unrealized loss of $2.8 million ($1.7 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive gain/loss within shareholders’ equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (1) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (2) intend to hold the investment to recovery and based on a more-likely-than-not probability assessment we will not be required to sell the security before recovery; and (3) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income. Further, we continue to liquidate investments in auction rate securities as opportunities arise.  During the six months ended July 2, 2011, we liquidated $2.1 million of our auction rate securities as they were called at par. Subsequent to July 2, 2011, we liquidated $0.1 million of our auction rate securities as they were also called at par.

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

We intend and have the ability to hold these auction rate securities until the market recovers or until maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable security investment balances of $278.6 million as of July 2, 2011, the current lack of liquidity in the credit and capital markets related to auction rate securities will not have an impact on our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Cash Flow Activities

Following is a summary of our cash flows activities:

	Six Months Ended
	July 2, 2011	July3, 2010
	(in thousands)
Continuing Operations:
Net cash provided by continuing operating activities	$44,169	$28,842
Net cash provided by (used in) continuing investing activities	203,946	(42,170)
Net cash (used in) provided by continuing financing activities	(208,338)	23,078
Effect of exchange rate changes on cash and cash equivalents	(500)	(102)
Net increase in cash and cash equivalents from continuing operations	39,277	9,648
Discontinued Operations:
Net cash provided by discontinued operating activities	—	1,746
Net cash (used in) discontinued investing activities	—	(1,746)
Net increase in cash and cash equivalents from discontinued operations	—	—
Net increase in cash and cash equivalents	$39,277	$9,648

Cash Provided by Continuing Operating Activities

For the six months ended July 2, 2011, cash provided by operating activities was $44.2 million. This amount included net income of $38.2 million increased by positive non-cash adjustments to net income of $19.2 million primarily comprised of $3.7 million related to depreciation, $4.5 million related to amortization, $0.9 million related to tax benefit related to stock options, $7.8 million related to share-based compensation expense and non-cash interest of $2.8 million. These positive non-cash contributions were partially offset by a decrease of $0.9 million related to excess tax benefits from stock option exercises and a decrease of $2.9 million in our net deferred tax liability. Changes in assets and liabilities used cash of $13.3 million primarily due to a decrease in accrued compensation and an increase in inventory and receivables, offset by a decrease in income tax receivable.

Cash Provided by Continuing Investing Activities

For the six months ended July 2, 2011, cash provided by investing activities was $203.9 million, due to net sales of available-for-sale investments of $208.4 million, partially offset by $4.5 million in purchases of property, plant and equipment, related to leasehold improvements, furniture and fixtures and equipment purchases to support our manufacturing facilities and corporate growth.

Cash Used in Continuing Financing Activities

For the six months ended July 2, 2011, cash used in financing activities was $208.3 million, primarily comprised of $164.4 million used to extinguish the senior subordinated convertible notes, $50.0 million used for repurchases of our common stock, and $3.7 million used in restricted stock purchased for payment of income tax withholding due upon vesting, partially offset by proceeds of $7.0 million related to stock option exercises, $1.9 million proceeds from stock issued under the employee stock purchase plan, and $0.9 million from excess tax benefits for share-based compensation.

Stock Repurchase Program

During the six months ended July 2, 2011, we paid an aggregate of $50 million, to repurchase 1,783,267 shares of our common stock under our Board of Directors’ authorization. All shares that have been repurchased have reduced our issued and outstanding common stock. As of July 2, 2011, $50 million worth of shares of our common stock were available for repurchase under an authorization that expires on February 12, 2012.

Off Balance Sheet Arrangements

We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. As of July 2, 2011, our Letter of Credit balance was approximately $0.8 million.

Contractual Obligations

As of July 2, 2011, the liability for uncertain tax positions was $12.3 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the six months ended July 2, 2011 there were no material changes to our contractual obligations reported in our 2010 Annual Report on Form 10-K outside our normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

Our investment portfolio is made up of municipal bonds, corporate bonds, variable demand notes and auction rate securities. All investments are carried at market value and are treated as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature due to the frequency with which the interest rate is reset and because such marketable securities represent the investment of cash that is available for current operations. Our auction rate securities that are not liquid are classified as long-term.  Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio.  If interest rates rise, the market value of our investment portfolio may decline, which could result in a loss if we choose or are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points and by 125 basis points, the change in our net unrealized loss on investments would be $0.7 million and $0.9 million, respectively. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

We use forward foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities. Our contracts typically have maturities of four months or less.

As of July 2, 2011, we had forward contracts to sell euros to U.S. dollars with a notional value of €9.5 million, to sell U.S. dollars to euros with a notional value of $3.6 million and to sell U.K. pounds to euros with a notional value of £1.4 million, as compared to July 3, 2010, when we owned forward contracts to sell euros to U.S. dollars with a notional value of €7.1 million, to sell U.S. dollars to euros with a notional value of $2.3 million and to sell U.K. pounds to euros with a notional value of £1.0 million.  As of July 2, 2011, our forward contracts had an average exchange rate of one U.S. dollar to 0.6938 euros and one U.K. pound to 1.1078 euros.  The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates as of July 2, 2011 would be approximately $1.2 million.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of July 2, 2011. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that as of July 2, 2011, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes to Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended July 2, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and the Interim Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of July 2, 2011, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended April 2, 2011 (the Q1 2011 Quarterly Report”), which could materially affect our business, financial condition or future results. The risks described in our 2010 Annual Report on Form 10-K and Q1 2011 Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended July 2, 2011.

The following table sets forth certain information about our common stock repurchased during the three months ended July 2, 2011:

	Total number of shares purchased (1)	Average price paid per share(1)	Total number of shares purchased under publicly announced programs (2)	Approximate value of shares authorized to be purchased under publicly announced programs (2)
	(in thousands, except per share data)
April 3, 2011 through April 30, 2011	0.9	$27.37	—	$—
May 1, 2011 through May 28, 2011	1.6	32.85	—	—
May 29, 2011 through July 2, 2011	1.4	31.57	—	—
Total	3.9	$31.18	—	$—

(1)   Shares purchased that were not part of our publicly announced repurchase program represent the surrender value of shares of restricted stock awards and units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

(2)   On February 14, 2011 we announced a share repurchase program of $100 million. During the three months ended July 2, 2011, no shares of common stock were repurchased.  During the six months ended July 2, 2011, $50 million in shares of common stock were repurchased and we have $50 million available to repurchase until the expiration date of February 14, 2012.

ITEM 6. EXHIBITS

10.40	Transition and Separation Agreement dated June 9, 2011 by and between Thoratec Corporation and David Smith.

10.45	Separation Benefits Agreement dated June 10, 2011 by and between Thoratec Corporation and Roxanne Oulman.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Interim Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Interim Chief Financial Officer.

101***

The following materials from Registrant’s Quarterly Report on Form 10-Q for the six months ended July 2, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of July 2, 2011 and January 1, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 2, 2011 and July 3, 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 2, 2011 and July 3, 2010, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: August 4, 2011	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: August 4, 2011	/s/ Roxanne Oulman
Roxanne Oulman
Interim Chief Financial Officer and Principal Accounting Officer