Form 10-Q
period 2011-10-01
THORATEC CORP
filed 2011-11-07
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of October 21, 2011, the registrant had 59,927,911 shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information	3
Item 1. Unaudited Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of October 1, 2011 and January 1, 2011
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 1, 2011 and October 2, 2010	4
Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended October 1, 2011 and October 2, 2010	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2011 and October 2, 2010	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosure of Market Risk	33
Item 4. Controls and Procedures	34
Part II. Other Information	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	36
Signatures	37
Exhibits
EX-10.51
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Thoratec, the Thoratec logo, Thoralon, HeartMate, HeartMate II, and GoGear are registered trademarks of Thoratec Corporation, and IVAD is a trademark of Thoratec Corporation.

CentriMag and PediMag are registered trademarks of Thoratec LLC and PediVAS is a registered trademark of Levitronix Switzerland GmbH.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	October 1, 2011	January 1, 2011

ASSETS
Current assets:
Cash and cash equivalents	$62,775	$56,887
Short-term available-for-sale investments	153,896	391,256
Receivables, net of allowances of $1,884 and $1,334, respectively	55,234	57,213
Inventories	63,107	59,790
Deferred tax assets	9,651	9,677
Income tax receivable	4,884	9,538
Prepaid expenses and other assets	5,520	5,706
Total current assets	355,067	590,067
Property, plant and equipment, net	39,554	38,077
Goodwill	195,293	95,015
Purchased intangible assets, net	95,150	88,518
Long-term available-for-sale investments	15,935	21,379
Other long-term assets	6,145	4,687
Total Assets	$707,144	$837,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,817	$13,495
Accrued compensation	17,711	20,753
Other accrued liabilities	13,640	14,604
Senior subordinated convertible notes	—	138,165
Total current liabilities	45,168	187,017
Long-term deferred tax liability	20,295	20,109
Other long-term liabilities	8,555	9,257
Contingent liabilities	22,990	—
Total Liabilities	97,008	216,383
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 59,923 and 58,571 as of October 1, 2011 and January 1, 2011, respectively	—	—
Additional paid-in capital	589,816	606,782
Retained earnings	40,242	18,603
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,674)	(1,660)
Cumulative translation adjustments	(18,248)	(2,365)
Total accumulated other comprehensive loss	(19,922)	(4,025)
Total Shareholders’ Equity	610,136	621,360
Total Liabilities and Shareholders’ Equity	$707,144	$837,743

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Product sales	$102,584	$90,996	$313,335	$285,366
Cost of product sales	30,898	28,621	93,043	90,771
Gross profit	71,686	62,375	220,292	194,595
Operating expenses:
Selling, general and administrative	25,062	21,104	76,275	64,010
Research and development	16,273	12,332	47,826	44,135
Amortization of purchased intangible assets	2,609	2,446	7,108	7,326
Total operating expenses	43,944	35,882	131,209	115,471
Income from operations	27,742	26,493	89,083	79,124
Other income and (expense):
Interest expense and other	(3)	(3,125)	(4,650)	(9,280)
Interest income and other	283	1,362	1,526	4,261
Impairment on investment	—	(11)	—	(2,057)
Income before income taxes	28,022	24,719	85,959	72,048
Income tax expense	(9,033)	(9,239)	(28,729)	(25,667)
Income from continuing operations	18,989	15,480	57,230	46,381
Loss from discontinued operations (net of tax)	(1,031)	(1,183)	(1,031)	(3,697)
Net income	$17,958	$14,297	$56,199	$42,684

Income (loss) per share — Basic:
Continuing operations	$0.32	$0.26	$0.97	$0.80
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.06)
Net income	$0.30	$0.24	$0.95	$0.74
Income (loss) per share — Diluted:
Continuing operations	$0.31	$0.26	$0.95	$0.78
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.06)
Net income	$0.29	$0.24	$0.93	$0.72
Shares used to compute income (loss) per share:
Basic	59,763	58,138	58,630	57,473
Diluted	60,666	66,612	63,306	66,216

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)

Net income	$17,958	$14,297	$56,199	$42,684
Unrealized gains (losses) on investments (net of taxes of $128 and $92 for the three months ended October 1, 2011 and October 2, 2010, respectively, and $9 and $252 for the nine months ended October 1, 2011 and October 2, 2010, respectively)	(209)	116	(14)	(591)
Foreign currency translation adjustments	(17,073)	1,157	(15,883)	(589)
Total other comprehensive (loss) income	(17,282)	1,273	(15,897)	(1,180)
Comprehensive income	$676	$15,570	$40,302	$41,504

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from continuing operating activities:
Income from continuing operations	$57,230	$46,381
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	12,818	12,309
Investment premium amortization, net	2,935	3,795
Loss on extinguishment of senior subordinated convertible notes	—	99
Non-cash interest income and other	378	687
Non-cash interest expense	2,815	7,152
Write-down on investment	—	2,057
Tax benefit related to stock options	1,348	10,343
Share-based compensation expense	11,732	9,624
Excess tax benefits from share-based compensation	(1,397)	(9,458)
Loss on disposal of assets	26	529
Change in deferred taxes, net	(4,055)	(4,027)
Changes in assets and liabilities, net of acquisition of Levitronix Medical:
Receivables	4,268	(3,080)
Inventories	779	(15,939)
Prepaid expenses and other assets	(271)	(277)
Accrued compensation and other accrued liabilities	(4,490)	10,310
Accounts payable	(1,021)	4,718
Income taxes, net	4,018	(13,851)
Net cash provided by continuing operating activities	87,113	61,372

Cash flows from continuing investing activities:
Purchases of available-for-sale investments	(236,399)	(398,874)
Sales and maturities of available-for-sale investments	476,264	338,613
Acquisition of Levitronix Medical, net of cash acquired	(109,974)	—
Loan collections	—	2,756
Purchases of property, plant and equipment, net	(5,724)	(2,848)
Purchases of patents	—	(1,414)
Net cash provided by (used in) continuing investing activities	124,167	(61,767)

Cash flows from continuing financing activities:
Excess tax benefits from share-based compensation	1,397	9,458
Proceeds from stock option exercises	10,212	22,035
Proceeds from stock issued under the employee stock purchase plan	1,886	1,884
Repurchase and retirement of common shares	(53,725)	(4,698)
Extinguishment of senior subordinated convertible notes	(164,429)	(5,358)
Net cash (used in) provided by continuing financing activities	(204,659)	23,321
Effect of exchange rate changes on cash and cash equivalents	(568)	(4)
Net cash provided by continuing operations	6,053	22,922

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(165)	2,488
Net cash used in investing activities	—	(2,488)
Net cash used in discontinued operations	(165)	—

Net increase in cash and cash equivalents	5,888	22,922
Net cash and cash equivalents at beginning of period	56,887	27,787
Net cash and cash equivalents at end of period	$62,775	$50,709
Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$28,006	$30,494
Cash paid for interest	$1,679	$1,707
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$1,689	$3,493
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$355	$221
Issuance of shares for extinguishment of senior subordinated convertible notes	$82,711	$—

Acquisition related earn-out obligations included in accrued liabilities	$580	$—
Contingent earn-out obligations included in contingent liabilities	$22,990	$—

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

On August 3, 2011, we acquired the medical business of Levitronix LLC (“Levitronix Medical”), for approximately $110 million in cash, plus additional cash earn-out amounts (not to exceed $40 million in aggregate).  This earn-out is contingent upon achievement of certain product revenue targets and is payable over the four year period starting on August 3, 2011.  This acquisition has been accounted for as a business combination, and the assets and liabilities were recorded as of the acquisition date, at their respective fair values.  The results of operations of Levitronix Medical have been consolidated in our results of operations from August 3, 2011.

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

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)
Balance at beginning of period	$2,993	$1,747	$3,057	$1,706
Accruals for warranties issued	514	2,765	1,968	4,696
Settlements made	(613)	(1,395)	(2,131)	(3,285)
Balance at end of period	$2,894	$3,117	$2,894	$3,117

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

In September 2011, the FASB issued ASU No. 2011-08, amendments to Topic 350, “Intangibles — Goodwill and Other” related to “Testing Goodwill for Impairment.” This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This ASU includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU No. 2011-08 is effective for us on or after December 31, 2011, but early adoption is permitted for public companies.  We do not expect that this new guidance will have a material impact on our unaudited condensed consolidated financial statements.

2.   Acquisition of Levitronix Medical

On August 3, 2011, we acquired 100% of the medical business of Levitronix Medical for an upfront cash payment of $110 million, plus additional cash earn-out amounts (not to exceed $40 million in aggregate) payable annually over the next four years contingent upon achievement of certain product revenue targets.  The earn out is calculated based on 36 percent of sales from Levitronix Medical in excess of sales of approximately $24 million per year over the next four years commencing from the date of acquisition.  The fair value of the contingent consideration is calculated using the income approach, utilizing various revenue assumptions and applying a probability to each outcome.  By applying this method, the estimated undiscounted range of outcomes was from $9.7 million to $37.4 million.  The fair value of the contingent consideration as of the acquisition date was estimated and recorded at $23.6 million.  Actual amounts paid may differ from the obligations recorded.

Prior to the acquisition, we distributed and provided clinical support for the CentriMag in the U.S., under an agreement that would have expired at the end of 2011.  We have also collaborated on the development of the fully magnetically levitated motor technology employed in the HeartMate III left ventricular assist system, which is currently in preclinical testing.  This acquisition allows us to acquire the CentriMag product line and secure completely the fully magnetically levitated patented technology related to the HeartMate III.

In accordance with FASB issued Accounting Standards Codification (“ASC”) 805, Business Combinations, we accounted for the acquisition of Levitronix Medical as a purchase business combination.  Under the purchase method of accounting, the assets and liabilities assumed at the date of acquisition are recorded in the unaudited condensed consolidated financial statements at their respective fair values at the acquisition date.  The excess of the preliminary purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $113.4 million.  Levitronix Medical’s results of operations are included in the condensed consolidated financial statements from the date of acquisition.

The determination of the estimated fair value of the acquired assets and liabilities requires management to make significant estimates and assumptions.  We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination.  We also hired independent third parties to assist in the valuation of purchased intangible assets, goodwill and contingent consideration.

The purchase price consideration of cash and the fair value of the contingent earn-out consideration were as follows:

(in thousands)

Cash	$110,000
Contingent consideration earn-out	23,570
Total fair value consideration	$133,570

The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	(in thousands)	Amortization Period
Assets
Short-term:
Cash and cash equivalents	$26
Accounts receivable	2,300
Inventory	6,179
Other current assets	11
Long-term:
Property, plant and equipment	185
Identifiable purchased intangible assets
Developed technology	6,270	3 to 10 years
Patents and trademarks	2,700	10 years
Pre-existing license agreements	2,300	7 years
Customer based relationships and other	4,270	3 to 6 years
Goodwill	113,420
Deferred tax asset	1,353
Total Assets	139,014
Liabilities
Short-term:
Accrued liabilities	1,419
Warranty accrual	161
Contingent liabilities	580
Long-term:
Deferred tax liability	3,864
Contingent liabilities	22,990
Net Assets Purchased	$110,000

Valuing certain components of the acquisition, including deferred taxes, and intangible assets required us to make estimates that may be adjusted in the future, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

In accordance with accounting for business combinations, we expensed $3.0 million for all legal, consulting and other costs directly related to the acquisition and have recorded these costs as a component of selling, general and administrative expenses.  Accounts receivable, net of allowance for doubtful accounts and other liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities.  The fair value of the inventory was derived from model-based valuations for which all significant inputs and value drivers are observable directly or indirectly (“Level 2 inputs”).  The fair value of the non-financial assets, summarized above, were derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on market analysis, income analysis and discounted cash flow model. The fair value of fixed assets was determined using market data for similar assets adjusted for depreciation.  The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from income projections prepared by management,  using weighted average cost of capital plus 1% premium. The fair value of contingent earn-out liability was determined using discounted cash flow models for five revenue scenarios which include a base case, most likely scenario, two scenarios that incorporate the likelihood of achieving lower revenues than estimated than the base case, and two scenarios that incorporate the likelihood of achieving higher revenues than the estimated base case.  To calculate the fair value of the contingent liability, the probability of the discounted fair value of each scenario was weighted.

Purchased identifiable intangible assets included in the preliminary purchase price allocation consisted of: (i) developed technology of $6.3 million assigned economic lives of 3 to 10 years, amortized using a straight-line method, (ii) customer-based relationships of $4.0 million assigned economic lives of 3 to 6 years amortized using a straight-line method, (iii) patents and trademarks of $2.7 million assigned economic life of 10 years amortized using a straight-line method, (iv) pre-existing license agreements of $2.3 million assigned economic life of 7 years amortized using a straight-line method and (v) non-competition assets of $0.3 million assigned economic life of 5 years amortized using a straight-line method.

Goodwill of approximately $113.4 million represents the excess of the preliminary purchase price over the fair value of the underlying net tangible and intangible assets and represents the future economic benefits of maintaining the access to the U.S. CentriMag market and expected synergies.  Goodwill is expected to be deductible for U.S tax purposes, but non-deductible for foreign tax purposes.  Deferred tax liabilities of approximately $3.9 million were recorded for certain foreign book to tax basis differences and deferred tax assets of approximately $1.4 million were recorded to reflect the U.S. impact of the foreign deferred tax liabilities.

In connection with the acquisition of Levitronix Medical, we performed an evaluation of the guidance included in FASB issued ASC 280, Segment Reporting and FASB issued ASC 350, Intangibles — Goodwill and Other.  Based on this evaluation, we included the acquired product lines, as part of the cardiovascular division reportable segment. In accordance with ASC 350 goodwill will not be amortized, but instead will be evaluated for impairment at least annually (more frequently if indicators are present).  In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

The following schedule summarizes Levitronix Medical sales and income (loss) data included in our condensed consolidated statements of operations for the period from the date of acquisition to October 1, 2011:

August 3, 2011 to October 1, 2011
(in thousands)

Product sales	$1,616
Loss from operations	(1,719)
Loss from continuing operations	$(936)

The following schedule includes unaudited pro forma financial information for the nine months ended October 1, 2011 and October 2, 2010 as if the acquisition of Levitronix Medical had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisitions occurred on the dates indicated, nor do they give effect to synergies, cost savings, fair market value adjustments, profit in inventory, immaterial depreciation expense and other changes expected to result from the acquisition.  Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

	Nine Months Ended October 1, 2011	Nine Months Ended October 2, 2010
	(in thousands)
Product sales	$320,677	$292,447
Income from operations	90,413	80,447
Income from continuing operations	$58,132	$47,223

The unaudited pro forma consolidated results reflect our historical information and estimated historical results of the acquired Levitronix medical business that are adjusted for additional amortization expense related to the acquired intangible assets of $1.7 million and $1.9 million for 2011 and 2010 periods respectively. Intercompany revenues and gross margins are excluded from the pro forma consolidated financial information as if Levitronix operations are consolidated to our operations from the beginning of each period presented. Pro forma adjustments are tax effected using our effective tax rate.

3.   Investments

Our investment portfolio is comprised of short-term and long-term investments. Investments classified as short-term available-for-sale consist primarily of municipal bonds, corporate bonds, variable demand notes and auction rate securities. Investments classified as long-term available-for-sale consist of auction rate securities, whose underlying assets are student loans.

Our investments in available-for-sale securities are recorded at estimated fair value on our financial statements, and the temporary differences between cost and estimated fair value are presented as a separate component of accumulated other comprehensive loss.

As of October 1, 2011, we had gross unrealized gains before tax of $0.2 million from our investment in municipal bonds, corporate bonds and variable demand notes and gross unrealized losses before tax of $3.1 million on our long-term and short-term auction rate securities.  As of January 1, 2011, we had gross unrealized gains before tax of $0.6 million, net of gross unrealized losses of $0.1 million, from our investment in municipal bonds, corporate bonds and variable demand notes and gross unrealized losses before tax of $3.3 million on our auction rate securities.

The aggregate market value, cost basis and net unrealized gains and losses of available-for-sale investments as of October 1, 2011 and as of January 1, 2011 by major security type are as follows:

	Amortized cost	Net unrealized gains (losses)	Fair value
	(in thousands)
As of October 1, 2011:
Short-term investments:
Municipal bonds	$102,389	$188	$102,577
Variable demand notes	44,862	—	44,862
Corporate bonds	2,911	—	2,911
Auction rate securities	3,600	(54)	3,546
Total short-term investments	$153,762	$134	$153,896
Long-term investments:
Auction rate securities	$18,900	$(2,965)	$15,935

As of January 1, 2011:
Short-term investments:
Municipal bonds	$255,785	$336	$256,121
Variable demand notes	119,080	—	119,080
Corporate bonds	15,899	156	16,055
Total short-term investments	$390,764	$492	$391,256
Long-term investments:
Auction rate securities	$24,700	$(3,321)	$21,379

As of October 1, 2011, we owned approximately $18.9 million face amount of auction rate securities classified as long-term and $3.6 million classified as short-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between CCC- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

As of October 1, 2011, we had recorded an estimated cumulative unrealized loss of $3.1 million ($1.9 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). Our auction rate securities are classified as long-term and are valued at $15.9 million and as short-term valued at $3.5 million, using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. During the nine months ended October 1, 2011, we liquidated $2.2 million of our auction rate securities as they were called at par.  Subsequent to October 1, 2011, we liquidated $3.6 million of our auction rate securities as they were called at par.

If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge to earnings on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize the investments’ carrying value.

Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments.  The underlying investments in the deferred compensation plan assets are trading securities and are classified in the condensed consolidated balance sheets in “Other long term assets.”  The aggregate value of our deferred compensation plan assets as of October 1, 2011 and January 1, 2011 was as follows:

	October 1, 2011	January 1, 2011
	(in thousands)
Deferred compensation plan	$3,369	$3,188

The investments associated with the deferred compensation plan are included in “Other long-term assets” on our unaudited condensed consolidated balance sheets at the cash surrender value of our corporate-owned life insurance policies and the fair value of the mutual fund investments. The realized gain before tax from the change in the value of the deferred compensation plan was $0.2 million for each of the nine months ended October 1, 2011 and October 2, 2010 and is included in “Interest income and other.”

4.   Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we used various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. Fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

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

Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.

The following table represents the hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis:

	October 1, 2011
	Assets and liabilities at carrying	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	value	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments:
Municipal bonds	$102,577	$102,577	$—	$102,577	$—
Variable demand notes	44,862	44,862	—	44,862	—
Corporate bonds	2,911	2,911	—	2,911	—
Auction rate securities	3,546	3,546	—	—	3,546
Prepaid expenses and other assets — mark to market on foreign exchange instruments (Note 5)	540	540	—	540	—
Long-term investments — auction rate securities	15,935	15,935	—	—	15,935
Other long-term assets — carrying value of investments included in our deferred compensation plan	1,880	1,880	—	1,880	—
Liabilities
Other accrued liabilities — contingent liabilities (Note 2)	580	580	—	—	580
Contingent liabilities (Note 2)	22,990	22,990	—	—	22,990

	January 1, 2011
	Assets and liabilities at carrying	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	value	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Short-term investments:
Municipal bonds	$256,121	$256,121	$—	$256,121	$—
Variable demand notes	119,080	119,080	—	119,080	—
Corporate bonds	16,055	16,055	—	16,055	—
Prepaid expenses and other assets — mark to market on foreign exchange instruments (Note 5)	172	172	—	172	—
Long-term investments — auction rate securities	21,379	21,379	—	—	21,379
Other long-term assets — carrying value of investments included in our deferred compensation plan	2,408	2,408	—	2,408	—

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets include the auction rate securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The auction rate securities were valued using a discounted cash-flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of auction rate securities.  In addition, Level 3 financial liabilities includes the contingent liabilities related to the acquisition of Levitronix Medical, because the fair value includes significant management judgment or estimation.  The contingent liabilities were valued using discounted cash flow models for five revenue scenarios which include a base case, most likely scenario, two scenarios that incorporate the likelihood of achieving lower revenues than estimated than the base case, and two scenarios that incorporate the likelihood of achieving higher revenues than the estimated base case.  To calculate the fair value of the contingent liabilities, the probability of the fair value of each scenario was weighted.

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 during the three and nine months ended October 1, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Auction Rate Securities
(in thousands)
Balance as of January 1, 2011	$21,379
Settlements at par	(2,100)
Unrealized holding gain on auction rate securities, included in other comprehensive income (loss)	444
Balance as of April 2, 2011	$19,723
Unrealized holding gain on auction rate securities, included in other comprehensive income (loss)	118
Balance as of July 2, 2011	$19,841
Settlements at par	(100)
Unrealized holding loss on auction rate securities, included in other comprehensive income (loss)	(260)
Balance as of October 1, 2011	$19,481
Consisting of:
Short-term investments	$3,546
Long-term investments	15,935
Total	$19,481

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

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, purchased intangible assets and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash-flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. There was no impairment recorded in the nine months ended October 1, 2011.

5.   Foreign Exchange Instruments

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

The notional amounts of foreign currency exchange forward contracts with a maximum maturity of four months, which do not qualify for hedge accounting, were as follows:

	Notional Amounts
	October 1, 2011	October 2, 2010
	(in thousands )
Sales	$16,515	$15,503

As of October 1, 2011, we had forward contracts to sell euros to U.S. dollars with a notional value of €8.0 million, to sell U.S. dollars to euros with a notional value of $3.8 million and to sell U.K. pounds to euros with a notional value of £1.2 million, as compared to October 2, 2010, when we owned forward contracts to sell euros to U.S. dollars with a notional value of €8.0 million, to sell U.S. dollars to euros with a notional value of $3.6 million and to sell U.K. pounds to euros with a notional value of £0.6 million.  As of October 1, 2011, our forward contracts had an average exchange rate of one U.S. dollar to 0.7075 euros and one U.K. pound to 1.1606 euros.

The following represents our realized fair value of the forward currency contracts and offsets to the foreign currency exchange gains and losses which were included in “Interest income and other” in the unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)
Foreign currency exchange gain (loss) on foreign currency contracts	$238	$(188)	$365	$558
Foreign currency exchange gain (loss) on foreign translation adjustments	61	(78)	(785)	(704)

6.   Inventories

Inventories are stated at the lower of cost or market based on the first-in, first-out method and consisted of the following:

	October 1, 2011	January 1, 2011
	(in thousands)
Finished goods	$23,550	$8,439
Work in process	13,044	14,971
Raw materials	26,513	36,380
Total	$63,107	$59,790

7.   Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

	October 1, 2011	January 1, 2011
	(in thousands)
Land, building and improvements	$20,113	$18,498
Equipment and capitalized software	38,537	40,887
Furniture and leasehold improvements	23,262	22,070
Total	81,912	81,455
Less accumulated depreciation	(42,358)	(43,378)
Total	$39,554	$38,077

8.   Purchased Intangible Assets and Goodwill

The carrying amount of goodwill and the changes in those balances are as follows:

	Nine Months Ended, October 1, 2011	Fiscal Year Ended January 1, 2011
	(in thousands)
Balance, beginning of the period	$95,015	$95,015
Goodwill as a result of acquisitions	113,420	—
Foreign currency translation adjustments	(13,142)	—
Balance, end of period	$195,293	$95,015

In February 2001, we merged with Thermo Cardiosystems, Inc.  The components of identifiable intangible assets related to the merger include: patents and trademarks, core technology (Thoralon, our proprietary bio-material), and developed technology (patented technology, other than core technology, acquired in the merger).

On August 3, 2011, we acquired Levitronix Medical.  The purchased intangible assets were recorded at fair value of $15.5 million. See Note 2, “Acquisition of Levitronix Medical.”

The purchased intangibles on the condensed consolidated balance sheets are summarized as follows:

	October 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)

Patents and trademarks	$43,532	$(31,512)	$12,020
Core technology	37,180	(18,959)	18,221
Developed technology	128,075	(67,673)	60,402
Pre-existing license agreements	2,300	(54)	2,246
Customer based relationships and other	4,270	(209)	4,061
	215,357	(118,407)	96,950
Foreign currency translation adjustments	(1,800)	—	(1,800)
Total purchased intangible assets	$213,557	$(118,407)	$95,150

	January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)

Patents and trademarks	$40,832	$(30,672)	$10,160
Core technology	37,180	(17,502)	19,678
Developed technology	121,805	(63,125)	58,680
Total purchased intangible assets	$199,817	$(111,299)	$88,518

Amortization expense related to identifiable intangible assets was $2.6 million and $2.4 million for the three months ended October 1, 2011 and October 2, 2010, respectively, and $7.1 million and $7.3 million for the nine months ended October 1, 2011 and October 2, 2010, respectively. Our amortization expense, without giving effect to foreign currency translation adjustments, is currently expected to be approximately $9.9 million in 2011, increasing to $11.3 million for 2012 and 2013 and then declining to $10.2 million by 2015. The expected decline in amortization expense is due to certain intangibles being fully amortized during such periods. Patents and trademarks have remaining useful lives ranging from seven to ten years, core technology assets have remaining useful lives of ten years, developed technology assets have remaining useful lives of ten years, pre-existing license agreement assets have remaining useful life of seven years, and customer relationships and other assets have remaining useful life of three to six years.

9. Senior Subordinated Convertible Notes

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

Holders could require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. On March 31, 2011, we gave notice of our intention to redeem all of our outstanding senior subordinated convertible notes on May 17, 2011.  During the second quarter, prior to or on May 16, 2011, bondholders converted 243,367 bonds, and we elected to pay $164.4 million in cash and issue 2,397,535 shares with an estimated fair value at conversion of $82.7 million.  In addition, on May 17, 2011, we redeemed the remaining outstanding 15 bonds for cash.  We accounted for the extinguishment in accordance with ASC 470-20, Debt, and there was no gain or loss reported during the nine month period ended October 1, 2011.  The difference of $105.7 million between the fair value of the aggregate consideration paid of $247.1 million and the face value of the senior subordinated convertible notes of $141.4 million was recorded to additional paid-in capital.

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

Interest expense primarily includes interest and amortization of discount related to senior subordinated convertible notes as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)
Interest expense — cash component	$—	$840	$1,259	$2,540
Interest expense — non-cash component	—	2,283	3,127	6,634

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

Share-based compensation included in the condensed consolidated statements of operations consists of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)
Cost of product sales	$378	$322	$1,081	$947
Selling, general and administrative	2,539	1,858	7,577	6,074
Research and development	1,013	791	3,074	2,603
Total share-based compensation expense before taxes	3,930	2,971	11,732	9,624
Tax benefit for share-based compensation expense	1,921	948	4,100	3,747
Total share-based compensation — continuing operations (net of taxes)	$2,009	$2,023	$7,632	$5,877
Total share-based compensation — discontinued operations (net of taxes)	$—	$751	$—	$1,524

For the nine months ended October 1, 2011 and October 2, 2010, share-based compensation expense of $0.4 million and $0.3 million, respectively, was capitalized to inventory.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. Our unaudited condensed consolidated statements of cash flows presentation reports the excess tax benefits (i.e., windfall only for tax deductions in excess of the share-based compensation expense recognized) as financing cash flows of $1.4 million and $9.5 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

Cash proceeds from the exercise of stock options were $10.2 million and $22.0 million for the nine months ended October 1, 2011 and October 2, 2010, respectively. Cash proceeds from our employee stock purchase plan were $1.9 million for each of the nine months ended October 1, 2011 and October 2, 2010. The Company purchased $3.7 million and $4.7 million of restricted stock for payment of income tax withholding due upon vesting for the nine months ended October 1, 2011 and October 2, 2010, respectively.  The actual income tax benefit realized from stock option exercises was $1.3 million and $10.3 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

Equity Plan

In April 2006, the Board of Directors approved the 2006 Incentive Stock Plan (“2006 Plan”) and in May 2006 the 2006 Plan was approved by our shareholders. In May 2006 and April 2008, the 2006 Plan was amended by the Board of Directors and in May 2008 the 2006 Plan as amended was approved by our shareholders. In May 2008 and March 2010, the 2006 Plan was further amended by the Board of Directors and approved by our shareholders in May 2008 and May 2010, respectively. The 2006 Plan allows us to grant to our employees, directors, and consultants up to a total of 8.6 million shares of stock awards. Each share issued from and after May 20, 2008 through May 18, 2010 as a restricted stock bonus, restricted stock unit, phantom stock unit, performance share bonus, or performance share unit reduces the number of shares available for issuance under the 2006 Plan by one and seventy-four hundredths (1.74) shares, each share issued from and after May 19, 2010 as a restricted stock bonus, restricted stock unit, phantom stock unit, performance share bonus or performance share unit reduces the number of shares available for issuance under the 2006 Plan by one and seven-tenths (1.7) shares, and each share issued as a stock option, restricted stock purchases or stock appreciation rights reduces the shares available for issuance under the 2006 Plan on a share-for-share basis. During the nine months ended October 1, 2011, approximately 628,000 options were granted under the 2006 Plan at an exercise price equal to the fair market value on the date of grant, and approximately 590,000 shares of restricted stock units were granted under the 2006 Plan. As of October 1, 2011, 2.9 million shares remained available for grant under the 2006 Plan.

Stock Options

Upon approval in May 2006, the 2006 Plan replaced our previous common stock option plans and equity incentive plans. As of October 1, 2011, we had 2.6 million options outstanding under the 2006 Plan and the replaced plans. Options under the 2006 Plan may be granted by the Board of Directors at the fair market value on the date of grant and generally become fully exercisable within four years after the date of grant and expire between five and ten years from the date of grant. The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Risk-free interest rate (weighted average)	1.66%	2.13%	2.74%	3.05%
Expected volatility	43%	40%	44%	40%
Expected option term (years)	4.80	4.83	4.80 to 5.46	4.88 to 6.04
Dividends	None	None	None	None

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

As of October 1, 2011, there was $6.7 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 1.60 years. The aggregate intrinsic value of in-the-money options outstanding was $27.4 million, based on the closing price of our common stock on September 30, 2011, the last trading day in the nine months ended October 1, 2011, of $32.64 per share. As of October 1, 2011, the intrinsic value of options currently exercisable was $21.6 million, and the intrinsic value of options vested and expected to vest was $27.0 million.

The total intrinsic value of options exercised for the three months ended October 1, 2011 and October 2, 2010 was $5.5 million and $0.4 million, respectively. The total intrinsic value of options exercised for the nine months ended October 1, 2011 and October 2, 2010 was $6.8 million and $32.4 million, respectively.

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options at January 1, 2011	2,694	$19.81	5.05
Granted	628	27.62
Exercised	(607)	16.82
Forfeited or expired	(99)	23.69
Outstanding options at October 1, 2011	2,616	$22.24	6.04
Outstanding options exercisable at October 1, 2011	1,555	$18.80	4.23
Outstanding options vested at October 1, 2011 and expected to vest	2,551	$22.09	5.99

The weighted average grant-date fair value of options granted during the nine months ended October 1, 2011 and October 2, 2010 was $12.10 per share and $12.62 per share, respectively.

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

Restricted Stock Awards

Share-based compensation expense related to restricted stock awards was $1.2 million for the nine months ended October 1, 2011. As of October 1, 2011, we had $0.4 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which amount we expect to recognize over 0.44 years. There were no restricted stock awards granted during the nine months ended October 1, 2011.

Restricted stock award activity is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding unvested restricted stock awards at January 1, 2011	234	$16.11
Granted	—	—
Released	(153)	16.52
Forfeited or expired	(6)	15.95
Outstanding unvested restricted stock awards at October 1, 2011	75	$15.30

Restricted Stock Units

Share-based compensation expense related to restricted stock units was $6.2 million for the nine months ended October 1, 2011. As of October 1, 2011, we had $21.0 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 2.84 years. The aggregate intrinsic value of the units outstanding, based on our stock price on October 1, 2011, was $33.8 million.

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding unvested restricted stock units at January 1, 2011	688	$28.86	1.53
Granted	590	28.28
Released	(197)	28.15
Forfeited or expired	(45)	27.95
Outstanding unvested restricted stock units at October 1, 2011	1,036	$28.70	1.64

Employee Stock Purchase Plan

In May 2002, our shareholders approved our Employee Stock Purchase Plan (“ESPP”) under which 500,000 shares of common stock were reserved for issuance. In addition, the ESPP provides for an annual, automatic increase of up to 250,000 shares in the total number of shares available for issuance thereunder on March 1 of each year, unless our Board of Directors specifies a smaller increase or no increase. Under this provision, an additional 250,000 shares were reserved for issuance under the ESPP on each of March 1, 2006, March 1, 2008, March 1, 2009, and March 1, 2011; our Board of Directors specified no increase as of each other year. Eligible employees may purchase a limited number of shares, over a six month period, of our common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the nine months ended October 1, 2011, 72,280 shares of common stock were issued under the ESPP. As of October 1, 2011, approximately 337,900 shares remained available for issuance under this plan.

The estimated subscription-date fair value of the offering under the ESPP for the nine months ended October 1, 2011 and October 2, 2010 was approximately $0.5 million and $0.6 million, respectively, using the Black-Scholes option pricing model and the following assumptions:

	Nine Months Ended
	October 1, 2011	October 2, 2010
Risk-free interest rate	0.11%	0.25%
Expected volatility	48%	43%
Expected option life	0.50 years	0.50 years
Dividends	None	None

As of October 1, 2011, there was approximately $0.1 million of unrecognized compensation expense related to ESPP subscriptions that began on May 1, 2011, which amount we expect to recognize in the fourth quarter of 2011.

11.  Income Taxes

Our effective income tax rate from continuing operations for the three months ended October 1, 2011 and October 2, 2010, was 32.2% and 37.4%, respectively.  Our effective income tax rate for the nine months ended October 1, 2011 and October 2, 2010, was 33.4% and 35.6%, respectively. Fluctuations in our reported income tax rates were primarily due to a one-time reversal of tax reserves related to California research and development credit, favorable return-to-provision adjustments in 2011 and our inability during the nine months ended October 2, 2010 to recognize federal research and development credits in the absence of enacted legislation.

During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $2.0 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

As of October 1, 2011, the liability for uncertain tax positions was $10.1 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

12.  Net Income Per Share

Our restricted stock awards subject to repurchase and settled in shares of common stock upon vesting have non-forfeitable rights to receive dividends on an equal basis with common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share are determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Dilutive net income per common share also considers the dilutive effect of the in-the-money stock options, restricted stock units, and the dilutive effect of the senior subordinated convertible notes, calculated using the treasury stock method. Under the if-converted method, the amount of assumed proceeds from unexercised stock options, restricted stock units and the dilutive effect of the senior subordinated convertible notes includes the amount of unrecognized compensation cost attributable to future services, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability that would be recorded in additional-paid-in capital when the award becomes deductible.

Basic and diluted income per common share attributable to common shareholders under the two-class method were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands, except per share data)
Basic net income per common share calculation
Income from continuing operations	$18,989	$15,480	$57,230	$46,381
Income from continuing operations allocated to participating securities	(24)	(86)	(108)	(310)
Income from continuing operations attributable to common shareholders	$18,965	$15,394	$57,122	$46,071

Loss from discontinued operations	$(1,031)	$(1,183)	$(1,031)	$(3,697)
Loss from discontinued operations allocated to participating securities	1	7	2	25
Loss from discontinued operations attributable to common shareholders	$(1,030)	$(1,176)	$(1,029)	$(3,672)

Net income	$17,958	$14,297	$56,199	$42,684
Net income allocated to participating securities	(23)	(79)	(106)	(285)
Net income attributable to common shareholders	$17,935	$14,218	$56,093	$42,399

Weighted average number of common shares used to compute basic income per common share	59,763	58,138	58,630	57,473

Basic net income per common share
Continuing operations	$0.32	$0.26	$0.97	$0.80
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.06)
Total	$0.30	$0.24	$0.95	$0.74

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands, except per share data)
Diluted net income per common share calculation
Income from continuing operations	$18,989	$15,480	$57,230	$46,381
Interest expense on senior subordinated convertible notes (after tax)	—	1,812	2,718	5,312
Income from continuing operations for diluted share calculation	18,989	17,292	59,948	51,693
Income from continuing operations allocated to participating securities	(22)	(84)	(100)	(302)
Income from continuing operations attributable to common shareholders	$18,967	$17,208	$59,848	$51,391

Loss from discontinued operations	$(1,031)	$(1,183)	$(1,031)	$(3,697)
Loss from discontinued operations allocated to participating securities	1	7	1	25
Loss from discontinued operations attributable to common shareholders	$(1,030)	$(1,176)	$(1,030)	$(3,672)

Net income	$17,958	$14,297	$56,199	$42,684
Interest expense on senior subordinated convertible notes (after tax)	—	1,812	2,718	5,312
Net income for diluted share calculation	17,958	16,109	58,917	47,996
Net income allocated to participating securities	(21)	(77)	(99)	(277)
Net income attributable to common shareholders	$17,937	$16,032	$58,818	$47,719

Weighted average number of common shares used to compute basic net income per common share attributable to common shares	59,763	58,138	58,630	57,473
Dilutive effect of stock-based compensation plans	903	1,303	898	1,502
Dilutive effect on conversion of senior subordinated convertible notes	—	7,171	3,778	7,241
Weighted average number of common shares used to compute diluted net income per common share	60,666	66,612	63,306	66,216

Diluted net income per common share
Continuing operations	$0.31	$0.26	$0.95	$0.78
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.06)
Total	$0.29	$0.24	$0.93	$0.72

The weighted average unvested restricted stock awards outstanding were 75,090 and 323,582 for the three months ended October 1, 2011 and October 2, 2010, respectively.  The weighted average unvested restricted stock awards outstanding were 110,521 and 386,808 for the nine months ended October 1, 2011 and October 2, 2010, respectively.

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)
Options to purchase shares not included in the computation of diluted income per share because their inclusion would be anti-dilutive	637	33	840	344

13.  Share Repurchase

On February 14, 2011, we announced that our Board of Directors has authorized the repurchase of up to $100 million worth of shares of our common stock under a new program which the Board of Directors amended on November 4, 2011 to extend the effective date to November 4, 2012.  During the nine months ended October 1, 2011, we repurchased $50 million worth of shares at an average price of $28.00 per share or 1,783,267 shares.  Because we are incorporated in California, and California law does not recognize treasury stock, the shares repurchased decrease the common shares outstanding.

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

Revenue attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on final destination where the products are sold. During the three and nine months ended October 1, 2011 and October 2, 2010, no customer or international country represented individually greater than 10% of our total product sales. The geographic composition of our product sales from continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)
Domestic	$83,927	$76,391	$259,365	$238,535
International	18,657	14,605	53,970	46,831
Total product sales from continuing operations	$102,584	$90,996	$313,335	$285,366

15.  Subsequent Events

On November 1, 2011, we extended our lease of our manufacturing facility in Pleasanton, California, consisting of approximately 62,200 square feet. The term of this lease was extended from August 16, 2012 to August 14, 2027, and includes two renewal options, each for an additional sixty (60) month period. The monthly lease rate for the initial year will be approximately $73,000 per month, and will increase by approximately 3.4% each subsequent year.  The lease will be treated as an operating lease in accordance with ASC 840, Leases

On November 7, 2011 we announced that our Board of Directors authorized the repurchase of up to $50 million worth of shares of our common stock.  Additionally the Board of Directors extended the effective date of the remaining $50 million under the program originally approved on February 12, 2011 to November 4, 2012.

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

For heart failure (“HF”), we develop, manufacture and market proprietary medical devices used for mechanical circulatory support (“MCS”). For advanced HF, our primary product lines are our ventricular assist devices (“VADs”): the Thoratec Paracorporeal Ventricular Assist Device (“PVAD”), the Thoratec Implantable Ventricular Assist Device (“IVAD”), the HeartMate Left Ventricular Assist System (“HeartMate XVE”), and the HeartMate II Left Ventricular Assist System (“HeartMate II”). We refer to the PVAD and the IVAD collectively as the “Thoratec product line” and we refer to the HeartMate XVE and the HeartMate II collectively as the “HeartMate product line.”  For acute HF, we market the CentriMag Acute Circulatory System (“CentriMag”) and for pediatric patients the PediMag/PediVAS Acute Circulatory System (“PediMag/PediVAS”). The PVAD, IVAD, HeartMate XVE, HeartMate II, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration (“FDA”), and Conformité Européene (“CE”) Mark approved in Europe. We also manufacture and sell vascular access graft products used in hemodialysis for patients with late-stage renal disease.

MCS devices supplement the pumping function of the heart in patients with HF. In most cases, a cannula connects the left ventricle of the heart to a blood pump. Blood flows from the left ventricle to the pump chamber via the cannula, powered by an electric or air driven mechanism that drives the blood through another cannula into the aorta. From the aorta, the blood then circulates throughout the body. Mechanical or tissue valves enable unidirectional flow in some devices. Currently, the power source remains outside the body for all FDA-approved MCS devices.

Certain MCS devices are implanted internally, while others are placed outside the body. Some external devices are placed immediately adjacent to the body (paracorporeal), while other external MCS devices are positioned at a distance from the body (extracorporeal).

On August 3, 2011, we announced that we acquired Levitronix LLC (“Levitronix Medical”), for an upfront cash payment of $110 million, as well as potential future cash earn-out payments of up to $40 million.  This acquisition follows a successful strategic partnership between the two companies. Prior to the acquisition, we provided distribution and clinical support to Levitronix in the U.S. for the CentriMag, under an agreement that would have expired at the end of 2011.  We have also collaborated on the development of the fully magnetically levitated motor technology employed in the HeartMate III left ventricular assist system, which is currently in preclinical testing.

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

The CentriMag

The CentriMag is an extracorporeal full-flow acute surgical support platform incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology. The CentriMag is 510(k) cleared by the FDA for use up to six hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under an FDA humanitarian device exemption to be used as a right ventricular assist device for periods of support up to thirty days in patients in cardiogenic shock due to acute right ventricular failure. In May 2008, Levitronix received approval to commence a U.S. pivotal trial to demonstrate safety and effectiveness of the CentriMag for periods of support up to thirty days. The CentriMag has CE Mark approval in Europe to market the product to provide support for up to thirty days for both cardiac and respiratory failure.

The PediMag/PediVAS

The PediMag and PediVAS are identical, extracorporeal full-flow acute surgical support platform incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology, designed to provide acute surgical support to pediatric patients.  The brand names differ according to indication for use, duration of support, and regulatory approval. The PediMag is 510(k) cleared by the FDA for use, in conjunction with the CentriMag console and motor, for support periods of up to six hours. An Investigational Device Exemption (IDE) has been submitted to the FDA in order to begin a U.S. clinical trial examining the safety and probable benefit of the device for use up to 30 days to support pediatric patients. Outside the U.S., the device is branded as PediVAS and has CE Mark approval for support durations of up to 30 days for both cardiac and respiratory failure.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the nine months ended October 1, 2011.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
	(in thousands, except for percentage data)
Product sales	$102,584	100%	$90,996	100%	$313,335	100%	$285,366	100%
Cost of product sales	30,898	30	28,621	32	93,043	30	90,771	32
Gross profit	71,686	70	62,375	68	220,292	70	194,595	68
Operating expenses:
Selling, general and administrative	25,062	24	21,104	23	76,275	25	64,010	22
Research and development	16,273	16	12,332	14	47,826	15	44,135	16
Amortization of purchased intangible assets	2,609	3	2,446	3	7,108	2	7,326	3
Total operating expenses	43,944	43	35,882	40	131,209	42	115,471	41
Income from operations	27,742	27	26,493	28	89,083	28	79,124	27
Other income and (expense):
Interest expense and other	(3)	—	(3,125)	(3)	(4,650)	(2)	(9,280)	(3)
Interest income and other	283	—	1,362	2	1,526	1	4,261	2
Impairment of investment	—	—	(11)	—	—	—	(2,057)	(1)
Income before income taxes	28,022	27	24,719	27	85,959	27	72,048	25
Income tax expense	(9,033)	(9)	(9,239)	(10)	(28,729)	(9)	(25,667)	(9)
Income from continuing operations	18,989	18	15,480	17	57,230	18	46,381	16
Loss from discontinued operations, net of tax	(1,031)	(1)	(1,183)	(1)	(1,031)	—	(3,697)	(1)
Net income	$17,958	17	$14,297	16	$56,199	18	$42,684	15

Three and nine months ended October 1, 2011 and October 2, 2010

Product Sales

Product sales consisted of the following:

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
	(in thousands)			(in thousands)
Total product sales	$102,584	$90,996	13%	$313,335	$285,366	10%

During the three months ended October 1, 2011 as compared to the three months ended October 2, 2010, product sales increased by $11.6 million primarily due to higher worldwide sales of our HeartMate II product line as a result of increased implant activity, and favorable foreign exchange.  In addition sales of CentriMag increased during the third quarter of 2011 as compared to the third quarter of 2010, worldwide as the result of the acquisition of Levitronix Medical.

During the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010, product sales increased by $28.0 million primarily due to higher worldwide sales of our HeartMate II product line as a result of increased implant activity and favorable foreign exchange, in part offset by lower sales of GoGear peripherals related to hospital and patient conversions.  In addition during the nine months ended October 2, 2011 as compared to the nine months ended October 2, 2010, sales of our CentriMag increased worldwide as the result of the acquisition of Levitronix Medical.  In the U.S., 11 HeartMate II centers were added during the nine months ended October 1, 2011, bringing the total to 141 centers.  Outside of U.S. we added 15 centers during the nine months ended October 1, 2011, bringing the total to 139 centers.

Sales originating outside of the U.S. and U.S. export sales accounted for approximately 17% and 16% of our total product sales for the three months ended October 1, 2011 and October 2, 2010, respectively and approximately 17% and 16% of our total product sales for the nine months ended October 1, 2011 and October 2, 2010, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands, except percentages)
Total gross profit	$71,686	$62,375	$220,292	$194,595
Total gross margin	70%	68%	70%	68%

During the three months ended October 1, 2011 as compared to the three months ended October 2, 2010, gross margin percentage increased by 2%, primarily due to favorable foreign exchange and favorable pump to non-pump mix.

During the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010, gross margin percentage increased by 2%, primarily due to favorable pump to non-pump mix, favorable foreign exchange, volume based effectiveness and lower inventory reserves.

Selling, General and Administrative

Selling, general and administrative expenses were as follows:

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
	(in thousands)			(in thousands)
Total selling, general and administration	$25,062	$21,104	20%	$76,275	$64,010	19%

During the three months ended October 1, 2011 as compared to the three months ended October 2, 2010, sales and marketing costs increased by $1.6 million, primarily due to the expansion of our sales force and other costs related to product and marketing development initiatives.  Administrative and other costs increased by $2.4 million primarily due to higher consulting and personnel related costs and $1.6 million in transaction costs related to the acquisition of Levitronix Medical.

During the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010, sales and marketing costs increased by $5.1 million, primarily due to the expansion of our sales force, and other costs related to product and marketing development initiatives.  Administrative and other costs increased by $7.2 million, primarily due to higher consulting and personnel related costs and $3.0 million in transaction costs related to the acquisition of Levitronix Medical.

Research and Development

Research and development expenses were as follows:

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
	(in thousands)			(in thousands)
Total research and development	$16,273	$12,332	32%	$47,826	$44,135	8%

Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

During the three months ended October 1, 2011 as compared to the three months ended October 2, 2010, research and development costs increased by $3.9 million, primarily due to increased research and development costs for our next generation pump and costs incurred post acquisition of Levitronix Medical.

During the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010, research and development costs decreased by $3.7 million primarily due to the acquisition of Percurtaneous Heart Pump technology of $8.5 million in the nine months ended October 2, 2010, partially offset by increased research and development costs for our next generation pump technologies and fully implantable pump platform during the nine months ended October 1, 2011 and research and development costs incurred post acquisition of Levitronix Medical.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets during the three months ended October 1, 2011 was $2.6 million as compared to $2.4 million during the three months ended October 2, 2010.  The increase in amortization expense resulted from $0.3 million of amortization for acquired purchased intangible assets from Levitronix Medical, partially offset by certain intangible assets being fully amortized during the first quarter of 2011.

Amortization of purchased intangible assets during the nine months ended October 1, 2011 was $7.1 million as compared to $7.3 million during the nine months ended October 2, 2010.  The decline in amortization expense resulted from certain intangible assets being fully amortized during the first quarter of 2011, partially offset by $0.3 million of amortization for acquired purchased intangible assets from Levitronix Medical.

Interest Expense and Other

Interest expense primarily relates to interest on the senior subordinated convertible notes as follows:

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
	(in thousands)			(in thousands)
Interest expense	$3	$3,022	—	$4,499	$8,866	(49)%
Amortization of debt issuance costs related to senior subordinated convertible notes	—	103	—	151	315	(52)%
Loss on extinguishment of senior subordinated convertible notes	—	—	—	—	99	—
Total interest expense and other	$3	$3,125		$4,650	$9,280

Interest expense and other during the three months ended October 1, 2011 decreased by $3.1 million compared to the three months ended October 2, 2010, primarily due to the extinguishment of the senior subordinated convertible notes in May 2011.

Interest expense and other during the nine months ended October 1, 2011 decreased by $4.6 million compared to the nine months ended October 2, 2010, primarily due to the extinguishment of the senior subordinated convertible notes in May 2011.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
	(in thousands)			(in thousands)
Interest income	$350	$1,183	(70)%	$2,165	$4,054	(47)%
Foreign currency, net	299	(267)	212%	(420)	(146)	(188)%
Other	(366)	446	(182)%	(219)	353	(162)%
Total interest income and other	$283	$1,362		$1,526	$4,261

Interest income during the three months ended October 1, 2011 decreased by $0.8 million compared to the three months ended October 2, 2010, primarily due to the decline in interest rates and lower short-term investment balances as a result of the extinguishment of the senior subordinated convertible notes, shares repurchased in the first quarter of 2011, and the acquisition of Levitronix Medical. Foreign currency increased by $0.6 million due to fluctuations in foreign exchange rates.  Other income decreased by $0.8 million, primarily due to change in mark-to-market of our deferred compensation assets during the third quarter of 2011 and no royalty income in the third quarter of 2011 as compared to $0.1 million in the third quarter of 2010.

Interest income during the nine months ended October 1, 2011 decreased by $1.9 million compared to the nine months ended October 2, 2010, primarily due to the decline in interest rates and lower short-term investment balances as a result of the extinguishment of the senior subordinated convertible notes, shares repurchased in the first quarter of 2011 and the acquisition of Levitronix Medical. Foreign currency decreased by $0.3 million due to fluctuations in foreign exchange rates. Other income decreased by $0.6 million primarily due to change in mark-to-market of our deferred compensation assets during the third quarter of 2011 and no royalty income in the third quarter of 2011 as compared to $0.1 million in the third quarter of 2010.

Impairment on Investment

During the three and nine months ended October 2, 2010, we recorded an impairment charge of $2.1 million for our entire investment in Acorn Cardiovascular, Inc., a start-up medical device company.

Income Taxes

Our effective income tax rate from continuing operations for the three months ended October 1, 2011 and October 2, 2010, was 32.2% and 37.4%, respectively.  Our effective income tax rate for the nine months ended October 1, 2011 and October 2, 2010, was 33.4% and 35.6%, respectively.  Fluctuations in our reported income tax rates were primarily due to a one-time reversal of tax reserves related to California research and development credit, favorable return-to-provision adjustments in 2011 and our inability during the nine months ended October 2, 2010 to recognize federal research and development credits in the absence of enacted legislation.

Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Since changes in our forecasted profitability for 2011 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will be dependent on our profitability and could fluctuate significantly.

Discontinued Operations

During the three and nine months ended October 1, 2011, we recorded a charge of $1.0 million ($1.8 million net loss less tax benefit of $0.8 million), for ITC primarily related to post-close severance payments.  During the three and nine months ended October 2, 2010, we recorded a net operating loss of $1.2 million and $3.7 million, respectively, from sales less operating expenses from ITC, prior to its sale on November 4, 2010.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

Cash and cash equivalents include highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.

Investments classified as short-term consist of various financial instruments such as municipal bonds, corporate bonds, variable demand notes and auction rate securities. Bonds with high credit quality with maturities of greater than 90 days when purchased are classified as short-term available-for-sale investments. Investments classified as long-term consist of our investments in auction rate securities.

The following is a summary of our cash, cash equivalents and investments:

	October 1, 2011	January 1, 2011
	(in thousands)
Cash and cash equivalents	$62,775	$56,887
Short-term investments	153,896	391,256
Long-term investments	15,935	21,379
Total cash, cash equivalents and investments	$232,606	$469,522

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, acquisitions and share repurchase programs for at least the next twelve months.

As of October 1, 2011, we owned approximately $18.9 million face amount of auction rate securities classified as long-term and $3.6 million classified as short-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between CCC- and AAA. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

As of October 1, 2011, we had recorded an estimated cumulative unrealized loss of $3.1 million ($1.9 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within shareholders’ equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). Our auction rate securities are classified as long-term and are valued at $15.9 million and as short-term valued at $3.5 million, using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. During the nine months ended October 1, 2011, we liquidated $2.2 million of our auction rate securities as they were called at par.  Subsequent to the October 1, 2011, we liquidated $3.6 million of our auction rate securities as they were called at par.

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

We intend and have the ability to hold these auction rate securities until the market recovers or until maturity. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable security investment balances of $216.7 million as of October 1, 2011, the current lack of liquidity in the credit and capital markets related to auction rate securities will not have an impact on our ability to fund our operations. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

We have future contractual obligations related to the acquisition of Levitronix Medical which requires us to pay cash earn-out amounts (not to exceed $40 million in aggregate) payable annually over the next four years contingent upon achievement of certain product revenue targets.  The earn out is calculated based on 36 percent of sales from Levitronix Medical in excess of sales of approximately $24 million per year over the next four years commencing from the date of acquisition.  The fair value of the contingent consideration is calculated using the income approach, utilizing various revenue assumptions and applying a probability to each outcome.  The fair value of contingent liabilities was recorded at $23.6 million.  We believe that this obligation will not have a significant impact on our ability to fund our ongoing operations.  For further discussion on the earn-out refer to Note 2 “Acquisition of Levitronix Medical.”

Cash Flow Activities

The following is a summary of our cash flows activities:

	Nine Months Ended
	October 1, 2011	October 2, 2010
	(in thousands)
Continuing Operations:
Net cash provided by continuing operating activities	$87,113	$61,372
Net cash provided by (used in) continuing investing activities	124,167	(61,767)
Net cash (used in) provided by continuing financing activities	(204,659)	23,321
Effect of exchange rate changes on cash and cash equivalents	(568)	(4)
Net increase in cash and cash equivalents from continuing operations	6,053	22,922
Discontinued Operations:
Net cash used in discontinued operating activities	(165)	2,488
Net cash used in discontinued investing activities	—	(2,488)
Net decrease in cash and cash equivalents from discontinued operations	(165)	—
Net increase in cash and cash equivalents	$5,888	$22,922

Cash Provided by Continuing Operating Activities

For the nine months ended October 1, 2011, cash provided by operating activities was $87.1 million. This amount included net income from continuing operations of $57.2 million increased by positive non-cash adjustments to net income of $26.6 million, primarily comprised of $5.7 million related to depreciation, $7.1 million related to amortization, $1.3 million related to tax benefit related to stock options, $11.7 million related to share-based compensation expense and non-cash interest of $2.8 million. These positive non-cash contributions were partially offset by a decrease of $1.4 million related to excess tax benefits from share based compensation and a decrease of $4.1 million in our net deferred tax liability. Changes in assets and liabilities provided cash of $3.3 million primarily due to a decrease in accounts receivable and income tax receivable.

Cash Provided by Continuing Investing Activities

For the nine months ended October 1, 2011, cash provided by investing activities was $124.2 million, primarily comprised of net sales of available-for-sale investments of $239.9 million, partially offset by the $110.0 million cash payment to acquire Levitronix Medical.  In addition we used $5.7 million in purchases of property, plant and equipment, related to leasehold improvements, furniture and fixtures and equipment purchases to support our manufacturing facilities and corporate growth.

Cash Used in Continuing Financing Activities

For the nine months ended October 1, 2011, cash used in financing activities was $204.7 million, primarily comprised of $164.4 million used to extinguish the senior subordinated convertible notes, $50.0 million used for repurchases of our common stock, and $3.7 million used in restricted stock purchased for payment of income tax withholding due upon vesting, partially offset by proceeds of $10.2 million related to stock option exercises, $1.9 million proceeds from stock issued under the employee stock purchase plan, and $1.4 million from excess tax benefits for share-based compensation.

Cash Used in Discontinuing Operations

For the nine months ended October 1, 2011, cash used in discontinuing operations was $0.2 million.  This amount included a net loss of $1.0 million and an increase in accrued liabilities of $1.6 million partially offset by a decrease in income taxes payable of $0.8 million.

Stock Repurchase Program

During the nine months ended October 1, 2011, we paid an aggregate of $50 million to repurchase 1,783,267 shares of our common stock under our Board of Directors’ authorization. All shares that have been repurchased have reduced our issued and outstanding common stock. As of October 1, 2011, $50 million worth of shares of our common stock is available for repurchase.

On November 7, 2011 we announced that our Board of Directors authorized the repurchase of up to $50 million worth of shares of our common stock.  Additionally the Board of Directors extended the effective date of the remaining $50 million under the program originally approved on February 12, 2011 to November 4, 2012.

Off Balance Sheet Arrangements

We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30th of each year, unless terminated by one of the parties. As of October 1, 2011, our Letter of Credit balance was approximately $0.8 million.

Contractual Obligations

As of October 1, 2011, the liability for uncertain tax positions was $10.1 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the nine months ended October 1, 2011, there were no material changes to our contractual obligations reported in our 2010 Annual Report on Form 10-K outside our normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

Our investment portfolio is made up of municipal bonds, corporate bonds and variable demand notes and auction rate securities. All investments are carried at market value and are treated as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature due to the frequency with which the interest rate is reset and because such marketable securities represent the investment of cash that is available for current operations.  Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio.  If interest rates rise, the market value of our investment portfolio may decline, which could result in a loss if we choose or are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points and by 125 basis points, the change in our net unrealized loss on investments would be $0.6 million and $0.8 million, respectively. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

We use forward foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities. Our contracts typically have maturities of four months or less.

As of October 1, 2011, we had forward contracts to sell euros to U.S. dollars with a notional value of €8.0 million, to sell U.S. dollars to euros with a notional value of $3.8 million and to sell U.K. pounds to euros with a notional value of £1.2 million, as compared to October 2, 2010, when we owned forward contracts to sell euros to U.S. dollars with a notional value of €8.0 million, to sell U.S. dollars to euros with a notional value of $3.6 million and to sell U.K. pounds to euros with a notional value of £0.6 million.  As of October 1, 2011, our forward contracts had an average exchange rate of one U.S. dollar to 0.7075 euros and one U.K. pound to 1.1606 euros.  The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates as of October 1, 2011 would be approximately $0.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and Interim Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of October 1, 2011. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that as of October 1, 2011, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes to Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended October 1, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of October 1, 2011, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended October 1, 2011.

The following table sets forth certain information about our common stock repurchased during the three months ended October 1, 2011:

	Total number of shares purchased (1)	Average price paid per share(1)	Total number of shares purchased under publicly announced programs (2)	Approximate value of shares authorized to be purchased under publicly announced programs (2)
	(in thousands, except per share data)
July 3, 2011 through July 30, 2011	1.3	$35.17	—	$—
July 31, 2011 through August 27, 2011	0.3	31.95	—	—
August 28, 2011 through October 1, 2011	0.5	31.46	—	—
Total	2.1	$33.71	—	$—

(1)

Shares purchased that were not part of our publicly announced repurchase program represent the surrender value of shares of restricted stock awards and units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

(2)

On February 14, 2011, we announced a share repurchase program of $100 million. During the three months ended October 1, 2011, no shares of common stock were repurchased. During the nine months ended October 1, 2011, $50 million in shares of common stock were repurchased and we have $50 million available to repurchase until the expiration date of November 4, 2012, as amended by the Board of Directors on November 4, 2011.

ITEM 6. EXHIBITS

10.5

Agreement and Plan of Merger by and among Levitronix LLC, Levitronix Technologies LLC, Pharos, LLC the Sellers named herein, the Consenting Parent Equity Holders named herein, Pharos, LLC, as the Sellers Representative, Thoratec Corporation, as the Purchaser, and Revere Merger Sub, LLC, as the Transitory Subsidiary dated as of August 3, 2011.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Interim Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Interim Chief Financial Officer.

101***

The following materials from Registrant’s Quarterly Report on Form 10-Q for the nine months ended October 1, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of October 1, 2011 and January 1, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 1, 2011 and October 2, 2010 (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2011 and October 2, 2010 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: November 7, 2011	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: November 7, 2011	/s/ Roxanne Oulman
Roxanne Oulman
Interim Chief Financial Officer and Principal Accounting Officer