Form 10-K
period 2011-12-31
THORATEC CORP
filed 2012-02-21
CIK 350907

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

        Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12(b)-2) Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale reported of such stock on July 2, 2011, the last business day of the Registrant's second fiscal quarter, was $1,701,775,897.

        As of February 14, 2012, the Registrant had 58,430,746 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Designated portions of Thoratec's definitive proxy statement for its 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

        Thoratec, the Thoratec logo, Thoralon, HeartMate, HeartMate II and GoGear are registered trademarks of Thoratec Corporation. IVAD is a trademark of Thoratec Corporation.

        CentriMag and PediMag are registered trademarks of Thoratec LLC. PediVAS is a registered trademark of Thoratec Switzerland GmbH.

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

        Our principal executive offices are located at 6035 Stoneridge Drive, Pleasanton, California, 94588. The telephone number at that address is (925) 847-8600. We make available, free of charge on our website located at www.thoratec.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission. Our code of ethics, corporate governance guidelines, company compliance program, audit committee charter, corporate governance and nominating committee charter, compensation committee charter, and audit committee complaint procedures are also posted on our website and are each available in print to any shareholder upon request by writing to: Thoratec Corporation, Investor Relations, 6035 Stoneridge Drive, Pleasanton, California, 94588. The contents of our website are not incorporated by reference into this report.

        On August 3, 2011, we announced that we acquired Levitronix LLC ("Levitronix"), for an upfront cash payment of $110 million, as well as potential future cash earn-out payments of up to $40 million. This acquisition follows a successful strategic partnership between the two companies. Prior to the acquisition, we provided distribution and clinical support to Levitronix in the U.S. for the CentriMag, under an agreement that would have expired at the end of 2011. We have also collaborated on the development of the fully magnetically levitated motor technology employed in the HeartMate III left ventricular assist system, which is currently in preclinical testing.

OUR PRODUCTS

        For the treatment of heart failure ("HF") patients, we develop, manufacture and market proprietary medical devices used for mechanical circulatory support ("MCS"). For advanced HF, our primary product lines are our ventricular assist devices ("VADs"): the Thoratec Paracorporeal Ventricular Assist Device ("PVAD"), the Thoratec Implantable Ventricular Assist Device ("IVAD"), the HeartMate Left Ventricular Assist System ("HeartMate XVE"), and the HeartMate II Left Ventricular Assist System ("HeartMate II"). We refer to the PVAD and the IVAD collectively as the "Thoratec product line" and we refer to the HeartMate XVE and the HeartMate II collectively as the "HeartMate product line." For acute HF, our product lines are the CentriMag Acute Circulatory System ("CentriMag") and for pediatric patients the PediMag/PediVAS Acute Circulatory System ("PediMag/PediVAS"). The PVAD, IVAD, HeartMate XVE, HeartMate II, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration ("FDA"), and Conformité Européene ("CE") Mark approved in Europe.

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

        Our product portfolio of implantable and external MCS devices is described below.

The HeartMate II

        The HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device consisting of a rotary blood pump designed to provide intermediate and long-term MCS. The HeartMate II is designed to improve survival and quality of life for a broad range of advanced HF patients. Significantly smaller than the HeartMate XVE and with only one moving part, the HeartMate II is simpler and designed to operate more quietly than pulsatile devices.

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

The HeartMate XVE

        The HeartMate XVE is an implantable, pulsatile, left ventricular assist device for intermediate and longer-term MCS. Patients with a HeartMate XVE do not require anticoagulation drugs, other than aspirin, because of the product's incorporation of proprietary textured surfaces and tissue valves. The system is comprised of the implantable blood pump as well as the external peripherals, including a wearable controller and batteries, which provide a high degree of patient freedom and mobility. We discontinued the sale of the HeartMate XVE at the end of fiscal 2011.

        The HeartMate XVE received FDA approval for BTT in December 2001 and for DT in April 2003. In June 2003, the HeartMate XVE received CE Mark approval, allowing for its commercial sale in Europe. In June 2004, the HeartMate XVE was approved in Canada.

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

        A pneumatic power source drives the PVAD. It is designed for short-to-intermediate duration use of a few weeks to several months, although this device has supported certain patients for nine to eighteen months. Offering left, right or biventricular support, the PVAD and the IVAD, described below, are the only biventricular support systems approved for use for BTT. This characteristic is significant because approximately 65% of BTT patients treated with the PVAD and the IVAD require right as well as left-sided ventricular assistance. The PVAD and the IVAD are also the only devices approved for both BTT and recovery following cardiac surgery. The PVAD incorporates our proprietary biomaterial, Thoralon, which has excellent tissue and blood compatibility and is resistant to blood clots.

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

The CentriMag

        The CentriMag is an extracorporeal full-flow acute surgical support platform incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology. The CentriMag is 510(k) cleared by the FDA for use up to six hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under an FDA humanitarian device exemption to be used as a right ventricular assist device for periods of support up to thirty days in patients in cardiogenic shock due to acute right ventricular failure. In May 2008, Levitronix received approval to commence a U.S. pivotal trial to demonstrate safety and effectiveness of the CentriMag for periods of support up to thirty days. The CentriMag has CE Mark approval in Europe to market the product to provide support for up to thirty days for both cardiac and respiratory failure. In Canada, the CentriMag is approved for short-term cardiopulmonary support.

The PediMag/PediVAS

        The PediMag and PediVAS are identical, extracorporeal full-flow acute surgical support platforms incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology, designed to provide acute surgical support to pediatric patients. The brand names differ according to indication for use, duration of support, and regulatory approval. The PediMag is 510(k) cleared by the FDA for use, in conjunction with the CentriMag console and motor, for support periods of up to six hours. An Investigational Device Exemption (IDE) has been submitted to the FDA in order to begin a U.S. clinical trial examining the safety and probable benefit of the device for use up to 30 days to support pediatric patients. Outside the U.S., the device is branded as PediVAS and has CE Mark approval for support durations of up to 30 days for both cardiac and respiratory failure. In Canada, PediVAS is approved for short cardiopulmonary support or extracorporeal life support.

DISCONTINUED OPERATIONS

        On November 4, 2010, we sold our wholly owned subsidiary, International Technidyne Corporation ("ITC"), to ITC Nexus Holding Company, Inc. ("Nexus"). As a result, ITC is presented as discontinued operations in our consolidated financial statements. We have reclassified the assets and liabilities of ITC as held for sale on the consolidated balance sheets for the prior periods presented and the operating results as discontinued operations on the consolidated statements of operations for all periods presented.

PRODUCT SEGMENTS

        Following the sale of ITC in 2010, the Company has one operating segment (Cardiovascular group). This segment is organized and operates to develop and manufacture mechanical circulatory products to support the cardiovascular systems of humans. Information concerning revenues and long-lived assets is set forth in Note 13 in the Notes to Consolidated Financial Statements, which is included elsewhere in this Annual Report on Form 10-K.

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

        According to estimates by the American Heart Association, 5.8 million people suffer from HF in the U.S. and approximately 610,000 new cases are diagnosed each year. While the number of treatment options for earlier stage HF has increased in recent years, pharmacologic therapies remain the most widely used approach for treatment of HF. These drug therapies include angiotensin-converting enzyme ("ACE") inhibitors, anti-coagulants and beta-blockers, which facilitate blood flow, thin the blood or help the heart work in a more efficient manner. In addition to the use of VADs, other procedures addressing HF include angioplasty, biventricular pacing, valve replacement, bypass and left ventricular reduction surgery.

        Despite attempts to manage HF through drug therapy, the only curative treatment for late-stages of the disease is heart transplantation. The number of donor hearts available each year can meet the needs of only a small number of patients who could benefit from transplantation. The United Network for Organ Sharing reported that there were approximately 1,798 hearts available for transplant in the U.S. in the most recent twelve months reported to December 2011. At December 9, 2011, approximately 3,200 patients are on the U.S. national transplant waiting list, and we believe a comparable number of patients are waiting in Europe. The median wait time for a donor heart is approximately nine months; many patients have to wait as long as two years.

        In the U.S., there are currently two FDA-approved indications for the long-term use of VADs in patients with HF: for DT and as a BTT. In addition to the chronic HF markets, MCS devices are also approved for use for acute HF following and during cardiac surgery. All four indications are summarized below.

Destination Therapy

        In April 2009, we filed a premarket approval ("PMA") supplement with the FDA seeking HeartMate II approval for Destination Therapy, that included two-year data on a pivotal study cohort of 200 randomized patients enrolled at 38 centers. Patients in the HeartMate II Destination Therapy trial were randomized to the HeartMate II or the HeartMate XVE on a 2:1 basis, respectively.

        On January 20, 2010, we received approval to market the HeartMate II for DT in patients with New York Heart Association Class IIIB and IV end-stage left ventricular failure who have received optimal medical therapy for at least forty-five of the last sixty days, and who are not candidates for cardiac transplantation. The FDA required a post market study of 247 patients as a condition of approval. The first 247 consecutive commercial patients to receive the HeartMate II for Destination Therapy have been entered into the Interagency Registry for Mechanically Assisted Circulatory Support ("INTERMACS"), a nationally recognized agency, and will be followed for a period of two years. At the end of the two-year follow-up period, outcomes including survival, adverse events and quality of life will be compared to those in the clinical trial that led to FDA approval.

        The National Institute for Health estimated that the DT application represents a market opportunity of 50,000 to 100,000 patients in the U.S. For these late-stage HF patients, drug therapy is currently the only other treatment available. With drug therapy, the two-year survival rate for these patients is approximately 8%. We believe that the success in transitioning this market from maximum drug therapy to VADs is partially dependent on the development of the market for our HeartMate product line.

Bridge-to-Transplantation

        VADs provide additional cardiac support for patients with late-stage HF waiting for a donor heart. Approximately 40%-50% of the patients on the waiting list for a heart transplant in the U.S. receive a VAD. We believe that the percentage of bridge-to-transplant patients will continue to increase as surgeons' level of comfort with the technology increases, particularly for longer-term support cases. There are currently three devices that are commercially marketed and approved in the U.S. for BTT support in adults, all of which are Thoratec devices.

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

        Expand the utilization of VAD therapy, in particular as a destination therapy.    We plan to increase the penetration of VAD therapy within the population of patients in advanced stage HF. Enabling this increased penetration, we believe, is the approval and reimbursement for HeartMate II as a Destination Therapy device. On January 20, 2010, we received FDA approval to market the HeartMate II for Destination Therapy in the treatment of late-stage HF patients who are not candidates for heart transplant. In November 2010, The Centers of Medicare and Medicaid Services ("CMS") expanded its existing National Coverage Decision for Destination Therapy to include effectively all of the Class IV HF patient population studied in the HeartMate II Destination Therapy clinical trial.

  •
  Clinician education and outreach.  We continue to expand awareness of MCS through education and outreach programs, both at implanting centers and with the referring cardiology community. We are building upon our existing relationships with cardiac surgeons and heart failure cardiologists in both transplant and open heart centers and using our existing sales channels, in order to gain acceptance and adoption of our products in the major hospitals that perform open heart surgery. Additionally, we are educating community cardiologists and other potential referring clinicians about the benefits of MCS, through our team of over 35 Market Development Managers in the U.S. as well as through clinical symposia, on-line education programs, and other outreach efforts.

  •
  Center expansion.  We ended 2011 with 293 HeartMate II centers globally, including 149 in the U.S. and 144 internationally, an increase of 39 centers during the year. In addition, there are now 103 U.S. centers with Joint Commission certification for reimbursement for DT.

        Offer a broad range of products.    Our MCS devices provide circulatory support for the heart and have been clinically proven to improve patient survival and quality of life. We currently offer the widest range of MCS devices to cover indications for use ranging from acute to long-term support. We believe that the breadth of our product offering represents an important competitive advantage because it allows us to address the various preferences of surgeons, the clinical needs of a wide variety of patients, and the economic requirements of third-party payers. We intend to further broaden our product line through internal development, acquisition and licensing.

        Develop and obtain approval for new products and new indications for our products.    Our product pipeline includes new technologies to augment the performance and ease of use of the HeartMate II system, cross platform technologies such as a fully implantable system, and next-generation pump platforms.

        As part of our ongoing evolution of the HeartMate product line, in the third quarter of 2009 we launched our external peripherals, Go Gear, including new batteries, charger and power module. These enhancements are designed to provide an improved quality of life to patients by offering them additional freedom and mobility. We also launched sealed inflow and outflow grafts for the HeartMate II during the first quarter of 2011. Additionally, during 2012, we plan to launch a new controller for the HeartMate II system. This device is designed to be smaller, lighter, and easier to use than previous controllers, and it incorporates a backup battery for enhanced patient safety.

        Our cross platform technologies in development include automated anastomotic tools, remote monitoring, and a fully implantable system. We have not yet entered human clinical testing with these cross platform technologies.

        We also continue to invest aggressively in next-generation pump platforms, including the HeartMate III, HeartMate X, and Percutaneous Heart Pump ("PHP"). HeartMate III is a magnetically levitated, centrifugal, continuous flow pump. We are continuing to advance the development of the system, combining the benefits of full magnetic levitation in a smaller pump capable of being implanted less invasively, which we believe will have important clinical benefits including reduced rates of adverse events. In addition, we are developing a miniaturized pump called HeartMate X, which will leverage our already proven HeartMate II platform but with a significant reduction in the size of the device. The reduced size should facilitate flexibility for implantation while addressing the need for either full or partial flow. We believe this will have a significant impact on continuing to advance the HeartMate II platform and enable us to address a broadening population of advanced stage HF patients in the coming years. We are also developing the PHP, which is a catheter based axial flow heart pump for application in unstable acute myocardial infarction, high-risk percutaneous coronary intervention, and potentially other patient populations. The device includes a collapsible elastomeric impeller and a nitinol cannula that expands to more than double the size of the insertion sheath. Under normal physiologic conditions, PHP is designed to deliver over four liters of blood flow.

        Increase the cost effectiveness of the therapies that employ our products.    While Medicare data indicates the cost of implanting a VAD for Destination Therapy is tracking similarly to that of a heart, liver or other major organ transplant, cost remains a concern for our customers. We work closely with VAD centers to continue to improve patient selection, reduce adverse events, and enhance the efficiency of follow-up care, which we believe will ultimately improve the cost effectiveness of this therapy. We also are expanding our market education and training programs, and will continue to make improvements that enhance the performance and cost effectiveness of our products.

        Increase our market presence through strategic alliances, joint ventures and acquisitions.    In addition to increasing our presence in heart failure and other cardiovascular disease markets through internal growth, we continue to evaluate strategic alliances, joint ventures, acquisitions and related business development opportunities. For instance, we acquired the intellectual property assets of Orqis Medical in the fourth quarter of 2009, certain assets from Ventracor Limited in the first quarter of 2010, PHP from Getinge AB in the first quarter of 2010, and Levitronix in the third quarter of 2011.

SALES AND MARKETING

Mechanical Circulatory Support Products

        Hospitals that perform open heart surgery and heart transplants are the potential customers for our Thoratec and HeartMate products. We estimate that we sell into 293 of these centers. According to our estimates, we are in approximately 149 centers in the United States and 144 centers internationally.

        We have recruited and trained experienced cardiovascular sales specialists who sell our circulatory support systems throughout the world. Our sales force is complemented by direct clinical specialists and Market Development Managers. The clinical specialists conduct clinical educational seminars, assist with VAD implants and resolve clinical questions or issues.

        Our Market Development Managers work with our leading VAD centers to generate referrals through increasing awareness in the cardiology community regarding MCS. In addition to our direct selling efforts, we have a network of international distributors who cover other geographic markets.

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

COMPETITION

        Competition from medical device companies and medical device divisions of healthcare companies, pharmaceutical companies and gene- and cell-based therapies is intense and is expected to increase. The vast majority of VAD-eligible patients still receive pharmacological treatment instead of a VAD. We therefore continue to expect new competitors both from the pharmacological and the medical device space. Among the medical device competitors are Terumo Heart, Inc., HeartWare International Inc., AbioMed, Inc., Jarvik Heart, Inc., MicroMed Technology, Inc., SynCardia Systems, Inc., CirculLite, Aachen Innovative Solutions GmbH, and WorldHeart Corporation in the U.S. and Europe and Berlin Heart GmbH in Europe.

        We believe that key competitive factors include the relative speed with which we can develop products, complete clinical testing, receive regulatory approvals, achieve market acceptance, provide high-quality, ongoing support, and manufacture and sell commercial quantities of our products.

PATENTS AND PROPRIETARY RIGHTS

        We seek to protect our technology and intellectual property rights through obtaining and maintaining patent, trademark, copyright and trade secret protection.

        We own, or have exclusive rights to, various U.S. and foreign patents. U.S. patents are typically granted for a term of twenty years from the date a patent application is filed. The remaining durations on our patents range from less than one year to up to twenty years. The actual protection afforded by a foreign patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. In those instances where we have acquired technology from third parties, we have sought to obtain rights to the technology through the acquisition of underlying patents or licenses.

        Our patents and patent applications relate to a number of important aspects of our technology. We intend to continue to file additional patent applications both in the U.S. and in foreign jurisdictions to seek protection for our technology.

        We have developed technical knowledge that, although non-patentable, we consider significant to our competitive position. It is our policy to enter into confidentiality agreements with each of our employees and consultants prohibiting the disclosure of any confidential information or trade secrets. In addition, these agreements provide that any inventions or discoveries by employees and consultants relating to our business will be assigned to us and become our sole property.

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

U.S. Regulations

        In the U.S., the FDA regulates the design, manufacture, distribution and promotion of medical devices pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA") and its regulations. Our MCS systems are regulated as medical devices. To obtain FDA approval to market VADs similar to those under development, the FDA requires proof of safety and efficacy in human clinical trials performed under an Investigational Device Exemption ("IDE"). An IDE application must contain pre-clinical test data supporting the safety of the product for human investigational use, information on manufacturing processes and procedures, proposed clinical protocols and other information. If the IDE application is accepted, human clinical trials may begin. The trials must be conducted in compliance with FDA regulations and with the approval of one or more institutional review boards. Clinical trials are subject to central registration requirements on www.clinicaltrials.gov (none of this information is, or should be deemed to be, incorporated by reference into this Annual Report on Form 10-K). The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of a premarket approval ("PMA") application, a PMA Supplement or a 510(k) premarket notification. There are substantial user fees that must be paid upon submission of the PMA application, PMA Supplement or 510(k) premarket notification to the FDA to help offset the cost of scientific data review that is required before the FDA can determine if the device is approvable. For high risk devices such as our MCS systems, the FDA may assemble an expert scientific advisory panel to review the clinical trial data submitted in a PMA before making its decision about whether the device is safe and effective and/or whether to approve the PMA.

        A PMA Supplement is required to make modifications to a device or application approved by a PMA. A PMA Supplement must be supported by extensive preclinical data, and sometimes human clinical data, to prove the safety and efficacy of the device with respect to the modifications disclosed in the supplement. By regulation, the FDA has 180 days to review a PMA application, during which time an FDA advisory committee of outside experts may be required to evaluate the application and provide recommendations to the FDA. While the FDA has approved PMA applications within the allotted time period, reviews can occur over a significantly protracted period, in some cases up to eighteen months or longer, and many devices are never cleared for marketing. This is a lengthy and expensive process and there can be no assurance that FDA approval will be obtained.

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

        Both a 510(k) premarket notification and a PMA, if approved, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing.

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

Healthcare Regulation

        Our business is subject to extensive federal and state healthcare regulation. This includes the federal Anti-Kickback Law and similar state anti-kickback laws, the federal False Claims Act, and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and similar state laws addressing privacy and security. Although we believe that our operations materially comply with the laws governing our industry, it is possible that non-compliance with existing laws or the adoption of new laws or interpretations of existing laws could adversely affect our financial performance.

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

        The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services issued regulations in July of 1991, which are referred to as "safe harbors." These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Our arrangements with physicians, physician practice groups, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities such as the U.S. Department of Health and Human Services Office of Inspector General ("OIG").

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

Federal False Claims Act

        Another trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act's "whistleblower" provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, then the individual may choose to pursue the case alone, in which case the individual's counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. The percentage of the individual's recovery varies, depending on whether the government intervened in the case and other factors. Recently, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act. Under the Deficit Reduction Act of 2005 ("DRA"), states are being encouraged to adopt false claims acts similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid program and contain whistleblower provisions. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Future actions under the False Claims Act may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.

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

        In order to be positioned for access to European and other international markets, we sought and obtained certification under the International Standards Organization ("ISO") 13485 standards. ISO 13485 is a set of integrated requirements, which when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national bodies, founded in Geneva, Switzerland in 1947. ISO has more than 90 member countries and ISO certification is widely regarded as essential to enter Western European markets. We obtained ISO 13485:2003 Certification in February 2006. Since 1998, all companies are required to obtain CE Marks for medical devices sold or distributed in the European Union. With the CE Mark, medical devices can be distributed within the European Union. A prerequisite for obtaining authority to CE Mark products is to achieve full quality system certification in accordance with ISO 13485 and European Directives, such as the Medical Device Directive ("MDD"), In-Vitro Device Directive ("IVDD") and the Active Implantable Medical Device Directive ("AIMD"). These are quality standards that cover design, production, installation and servicing of medical devices manufactured by us. We have the ISO 13485 and appropriate MDD, IVDD or AIMD certification and authority to CE Mark all of our devices in commercial distribution, including our VAD systems. We are also certified to be in compliance with the requirements of the Canadian Medical Device Regulations at all Thoratec manufacturing sites, which certification is required to sell medical devices in Canada.

Other Regulations

        We are also subject to various international, federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development and manufacturing activities. Specifically, the manufacture of our biomaterials is subject to compliance with federal environmental regulations and by various state and local agencies. Although we believe we are in compliance with these laws and regulations in all material respects, we cannot provide assurance that we will not be required to incur significant costs to comply with these and other laws or regulations in the future.

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

        The agency responsible for administering the Medicare program, CMS, and a majority of private insurers have approved reimbursement for our VADs and diagnostic and vascular graft products. Effective October 1, 2003, CMS issued a National Coverage Determination for the use of the HeartMate XVE for treating Destination Therapy in late-stage HF patients. With approval by the FDA for HeartMate II for DT on January 20, 2010, CMS expanded coverage effective November 9, 2010 to a slightly broader population. One hundred centers are now Joint Commission certificated for Destination Therapy and eligible for reimbursement by Medicare.

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

MANUFACTURING

        VADs are manufactured at our facilities located in Pleasanton, California and Zurich, Switzerland. These facilities have been inspected, approved and licensed by the FDA and/or European Unified Body for the manufacture of medical devices, and have received the ISO 13485 Quality Systems certification. The manufacturing processes consist of utilizing precision components fabricated from a variety of materials and assembling these components into specific configurations governed by the VAD design requirements. During the manufacturing process, the VAD assemblies are rigorously tested to meet rigid operational and quality standards.

        The manufacturing process relies on single sources of supply for several of the components used to manufacture VADs. We are working to identify and validate alternate sources of supply for critical components. Where alternate sources are not available, we are working to develop strategic alliances with the supplier and closely manage inventories to assure the ongoing supply of product.

        During 2009 and 2010, we expanded the manufacturing facility located in Pleasanton, California. The main focus of the expansion project was to provide adequate manufacturing capacity to meet demand expectation for HeartMate II pumps. The renovated facility has the necessary capacity to meet the requirements for our VAD products for the next five to seven years.

        We typically have been able to fill orders from inventory and historically have not had significant backlog orders. With the expanded manufacturing capacity we are in a position to accommodate the increased demand for our products. Total backlog as of the end of fiscal 2011 and 2010 was not significant.

RESEARCH AND DEVELOPMENT

        Our research and development expenses in fiscal years 2011, 2010 and 2009 totaled $66.3 million, $58.8 million and $42.7 million, respectively. Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted. The primary components of our research and development costs are employee salaries and benefits, outside consulting and equipment and supplies. Projects include advancing the HeartMate II platform, such as efforts to improve the operation and performance of our VAD products and accessories, along with efforts to develop new products, such as the development of the HeartMate X, HeartMate III and our acquisition and development of PHP pump technology acquired in 2010. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as the completed HeartMate II DT pivotal trial completed in 2009.

MAJOR CUSTOMERS AND FOREIGN SALES

        We sell our products primarily to large hospitals and distributors. No customer accounted for more than 10% of total product sales in fiscal years 2011, 2010 and 2009.

        Sales originating outside of the U.S. and U.S. export sales accounted for approximately 18%, 17% and 20% of our total product sales in 2011, 2010 and 2009, respectively. No individual foreign country accounted for more than 10% of our net sales in any of the last three fiscal years.

EMPLOYEES

        As of December 31, 2011, we had a total of 822 employees, consisting of 773 full-time employees and 49 temporary employees. Of our total employees, 761 are employed in the U.S. and 61 are employed outside the U.S. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

SEASONALITY

        Our quarterly net sales are influenced by many factors, including new product introductions, acquisitions, divestitures, regulatory approvals, and other factors. Net sales in the third quarter are typically lower than other quarters of the year due to the seasonality of the U.S. and European markets, where summer vacation schedules can result in fewer procedures.

Item 1A.    Risk Factors

        Our businesses face many risks. The risks described below are what we believe to be the material risks facing our company; however, they may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline significantly. Investors should consider the following risks, as well as the other information included in this Annual Report on Form 10-K, and other documents we file from time to time with the SEC, such as our quarterly reports on Form 10-Q, our current reports on Form 8-K and any public announcements we make from time to time.

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

        Before we can market new products in the U.S., we must obtain PMA approval or 510(k) clearance from the FDA. This process is lengthy and uncertain. In the U.S., clearance from the FDA of a 510(k) pre-market notification or approval of a more extensive submission known as a PMA application is required. If the FDA concludes that any of our products do not meet the requirements to obtain clearance under Section 510(k) of the FDCA, then we will be required to file a PMA application. The process for a PMA application is lengthy, expensive and typically requires extensive pre-clinical and clinical trial data.

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

        In addition, our medical device products and operations are subject to extensive regulation by the FDA pursuant to the FDCA and various other federal, state and foreign governmental authorities. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things, design, development, manufacture, testing, labeling, storage, marketing, distribution, promotion, record keeping, and approval or clearance. The FDA requires us and certain of our third-party suppliers to adhere to Quality System Regulations ("QSR"), which include production design controls, testing, quality control, and labeling, packaging, sterilization, and storage and documentation procedures. The FDA may at any time inspect our facilities to determine whether we have adequate compliance with the FDA's QSR and other regulatory requirements. Compliance with QSR for medical devices is difficult and costly. If our facilities or those of our suppliers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action. For example, the FDA has issued and could in the future issue warning letters or other communications to the Company. If the Company fails to satisfy or remediate the matters discussed in any such warning letters or communications, the FDA could take further enforcement action, including prohibiting the sale or marketing of the affected product. The FDA also strictly regulates labeling, advertising, promotion, and other types of information on products that are placed on the market. Medical devices may be promoted only for their approved indications and in accordance with the provisions of the approved label. It is possible that federal or state enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under a variety of statutory authorities, including under the FDCA as well as laws prohibiting false claims for reimbursement. In addition, we may not be found compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies.

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

  •
  the clinical outcomes of Destination Therapy procedures relative to pharmacological, gene- and cell-based therapies, and other device based alternatives;

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

        The success of our current and future products will require acceptance or continued acceptance by cardiovascular and vascular surgeons and other medical professionals. Such acceptance will depend on clinical results and the conclusion by these professionals that our products are safe, cost-effective and acceptable methods of treatment. Even if the safety and efficacy of our future products are established, physicians may elect not to use them for a number of reasons. These reasons could include the high cost of our VAD systems, restrictions on insurance coverage, unfavorable reimbursement from healthcare payors, or use of alternative therapies including pharmacological, gene- and cell-based therapies, and other device based alternatives. Also, economic, psychological, ethical and other concerns may limit general acceptance of our ventricular assist products.

If we fail to compete successfully against our existing or potential competitors, our product sales or operating results may be harmed.

        Competition from medical device companies and medical device divisions of healthcare companies, pharmaceutical companies and gene- and cell-based therapies is intense and is expected to increase. The vast majority of VAD-eligible patients still receive pharmacological treatment instead of a VAD. We therefore continue to expect new competitors both from the pharmacological and the medical device space. Among the medical device competitors are Terumo Heart, Inc., HeartWare International Inc., AbioMed, Inc., Jarvik Heart, Inc., MicroMed Technology, Inc., SynCardia Systems, Inc., CirculLite, Aachen Innovative Solutions GmbH, and WorldHeart Corporation in the U.S. and Europe and Berlin Heart GmbH in Europe.

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

        We depend on a number of custom designed components and materials supplied by other companies including, in some cases, single source suppliers for components, instruments and materials used in our VAD products. For example, a single source supplier currently manufactures and supplies components used to manufacture the ruby bearings used in the HeartMate II pump. We do not have long-term written agreements with most of our vendors and receive components from these vendors on a purchase order basis only. If we need alternative sources for key raw materials or component parts for any reason, such alternative sources may not be available and our inventory may not be sufficient to fill orders before we find alternative suppliers or begin manufacturing these components or materials ourselves. Cessation or interruption of sales of circulatory support products may seriously harm our business, financial condition and results of operations.

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

  •
  buy substantial inventory to last through the scheduled end of life of our products, or through such time that we expect to have a replacement product developed and approved by the FDA; or

  •
  stop shipping the product in which the legacy component is used once our inventory of the discontinued component is exhausted.

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

Identified quality problems can result in substantial costs and write downs.

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

        In addition, because some of our products are used in situations where a malfunction can be life threatening, identified material deficiencies or defects in design or manufacture or labeling can result in the recall and replacement, generally free of charge, of substantial amounts of products already implanted or otherwise in the marketplace. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. We may initiate certain voluntary recalls, which can include field safety notices or physical product removal, involving our products in the future. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. If we determine that certain of those recalls do not require notification of the FDA, the FDA may disagree with our determinations and require us to report those actions as recalls. A future recall announcement could harm our reputation with customers, negatively affect our sales, and subject us to additional FDA enforcement actions.

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

        Many aspect of VAD products generally are not protected by any patents. We rely on both trade secret protection and patents to protect our rights to the HeartMate product line.

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

Because we depend upon distributors, if we lose a distributor or a distributor fails to perform, our operations may be harmed.

        With the exception of Canada and certain countries in Europe, we sell our Thoratec, HeartMate, and CentriMag product lines in foreign markets through distributors.

        To the extent we rely on distributors, our success will depend upon the efforts of others, over whom we may have little or no control. If we lose a distributor or a distributor fails to perform to our expectations, our product sales and results of operations may be harmed.

Our non-U.S. sales present additional risks, which could harm our operations or financial results.

        A substantial portion of our total sales occurs outside the U.S. We anticipate that sales outside the U.S. and U.S. export sales will continue to account for a significant percentage of our product sales and we intend to continue to expand our presence in international markets. Non-U.S. sales are subject to a number of additional risks. For example:

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

        Significant uncertainty exists as to the reimbursement status of newly approved healthcare products such as VADs. This uncertainty could delay or prevent adoption by hospitals of these products in volume. Government and other third party payors are increasingly attempting to contain healthcare costs. Payors are attempting to contain costs by, for example, limiting coverage and the level of reimbursement of new therapeutic products. Payors are also attempting to contain costs by refusing, in some cases, to provide any coverage for uses of approved products for disease indications other than those for which the FDA has granted marketing approval.

        To date, a majority of private insurers with whom we have been involved and the CMS have determined to reimburse some portion of the cost of our VADs, but we cannot estimate what portion of such costs will be reimbursed, and our products may not continue to be approved for reimbursement. In addition, changes in the healthcare system may affect the reimbursability of future products. If coverage were partially or completely reduced, our revenues and results of operations would be harmed.

        Healthcare laws and regulations may change significantly in the future which could adversely affect our financial condition and results of operations. We continuously monitor these developments and modify our operations from time to time as the legislative and regulatory environment changes. Currently, there are a number of pending federal legislative proposals that could substantially change the way healthcare is financed by both governmental and private insurers and may negatively impact payment rates for our products. We are unable to predict whether any currently circulating congressional proposals will become law or in what form, whether any additional or similar changes to statutes or regulations (including interpretations) will occur in the future, or what effect any such legislation or regulation would have on our business. The federal government may have greater involvement in the healthcare industry than in prior years, and such greater involvement may adversely affect our financial condition and results of operations.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

        We are directly or indirectly through our customers subject to extensive regulation by both the federal government and the states in which we conduct our business, including the federal Anti-Kickback Law and similar state anti-kickback laws, the federal False Claims Act, HIPAA and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, state certificate of need laws, the Medicare and Medicaid statutes and regulations, and the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

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

        If our operations are found to be in violation of any of the laws and regulations to which we are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. Our risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management's attention from the operation of our business. For a more detailed discussion of the various state and federal regulations to which we are subject see "Business—Government Regulations" and "Business—Third Party Coverage and Reimbursement." See also the risks described under the heading "Federal and state anti-kickback laws may adversely affect our operations and income" in this "Risk Factors" section.

We depend on HeartMate II for a significant portion of our revenues.

        We derive, and expect to continue to derive, a significant portion of our revenues from sales of our HeartMate II product. While we cannot predict what level of revenues our HeartMate II product will generate, we anticipate that HeartMate II pump sales will continue to account for a significant portion of our revenues in the foreseeable future. Implementation of our strategy depends on continued sales of our HeartMate II product. Sales of our HeartMate II product are subject to the factors described in this "Risk Factors" section, including, but not limited to, the following:

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

  •
  product liability claims.

        The outcomes of these and other factors will have a significant impact on our future HeartMate II product sales and our revenues.

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

        Adoption of new false claims statutes in states where we operate may impose additional requirements or burdens on us, which could adversely affect our operations and income.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.

        If we experience a decline in product sales due to any of the factors described in this "Risk Factors" section or otherwise, we could have difficulty paying current and total liabilities. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our current and total liabilities, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness.

        Any default under our existing indebtedness could make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes, and therefore limit our flexibility in planning for or reacting to changes in our business by reducing funds available for use in our operations. This could make us more vulnerable in the event of a downturn in our business or an increase in interest rates and place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

        Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.

Valuation adjustments to Goodwill and intangible assets, which represent a significant portion of our total assets, may adversely affect our net income and we may never realize the full value of our intangible assets.

        A substantial portion of our assets is comprised of goodwill and purchased intangible assets, recorded as a result of our merger with Thermo Cardiosystems, Inc. in 2001 and the acquisition of Levitronix in August 2011. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. The material concentration of intangible assets or goodwill increases the risk of a large charge to earnings if recoverability of these intangible assets or goodwill is impaired, which would have an adverse effect on our net income.

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

        The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, our closing stock price ranged from $23.06 to $37.37 during the twelve months ended December 31, 2011. The price of our common stock could fluctuate significantly for many reasons, including but not limited to the following:

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

  •
  reaction to our estimates of business operations, product development or financial performance;

  •
  business acquisitions or divestitures;

  •
  changes in earnings estimates by analysts;

  •
  changes in third party reimbursement practices;

  •
  announced common stock repurchases;

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

Recent global economic conditions could harm our business and liquidity.

        Recent global market and economic conditions, including the on-going financial crisis in Europe, have been unprecedented and challenging with tighter credit conditions and recession in most major economies. Continued concerns about the systemic impact of the recent recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These factors have lead to a decrease in spending by businesses and consumers alike. Turbulence in the U.S. and international markets and economies and prolonged declines in spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our distributors, customers and suppliers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

If we make acquisitions or divestitures, we could encounter difficulties that harm our business.

        We may acquire other companies' products or technologies that we believe to be complementary to our business, such as the purchase of Levitronix in August 2011. We may have difficulty integrating the acquired personnel, operations, products or technologies and we may not realize the expected benefits of any such acquisition. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees and increase our expenses, any of which could harm our business. We may also sell businesses or assets, such as the 2010 sale of our wholly owned subsidiary, International Technidyne Corporation and we may sell an asset or business for less than its carrying value.

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

Revisions to accounting standards and financial reporting and corporate governance requirements could result in changes to our standard practices and could require a significant expenditure of time, attention and resources, especially by senior management.

        We must follow accounting standards and financial reporting and corporate governance requirements and tax laws set by the governing bodies and lawmakers in the U.S. and in other jurisdictions where we do business. From time to time, these governing bodies and lawmakers implement new and revised rules and laws. These new and revised accounting standards and financial reporting and corporate governance requirements may require changes to our financial statements, the composition of our Board of Directors, the responsibility and manner of operation of various board level committees and the information filed by us with the governing bodies. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

  •
  accounting for intangibles—goodwill and other;

  •
  fair value measurement;

  •
  accounting for convertible debt instruments;

  •
  accounting for income taxes;

  •
  accounting for leases; and

  •
  accounting for business combinations.

        Implementing changes required by new standards, requirements or laws likely will require a significant expenditure of time, attention and resources. It is impossible to completely predict the impact, if any, on us of future changes to accounting standards and financial reporting and corporate governance requirements.

The occurrence of a catastrophic disaster or other similar events could cause damage to our facilities and equipment, or those of our suppliers, which would require us to cease or curtail operations.

        We are vulnerable to damage from various types of disasters, including earthquakes, fires, terrorist acts, floods, power losses, communications failures and similar events. If any such disaster were to occur, we may not be able to operate our business at our facilities, in particular because our premises require FDA approval, which could result in significant delays before we could manufacture products from a replacement facility. Our Pleasanton facility is located in an area of frequent seismic activity. In addition, our suppliers and customers also have operations in locations vulnerable to various types of disasters. Any insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions and our emergency response plans may not be effective in preventing or minimizing losses in the future. Therefore, any such catastrophe could seriously harm our business and consolidated results of operations.

We are subject to taxation in a number of jurisdictions and changes to the corporate tax rate and laws of any of these jurisdictions could increase the amount of corporate taxes we have to pay.

        We pay taxes principally in the U.S., U.K., Switzerland, Germany and France and these tax jurisdictions have in the past and may in the future make changes to their corporate tax rates and other tax laws, which could increase our future tax obligations.

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in states with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, we are subject to the continual examination of our income tax returns by the Internal Revenue Service, state tax authorities, and other domestic and foreign tax authorities, primarily related to our intercompany transfer pricing. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our income tax expense and our reserves for potential adjustments, including tax credits and other tax benefits that can be challenged under audit by various taxing authorities resulting in potential reduction in the amount of credits or other benefits eventually realized. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

        We could be subject to both criminal liability and civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development or production efforts or harm our operating result

Anti-takeover defenses in our governing documents could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.

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

Disruptions of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.

        We rely in part on information technology to interface with customers, maintain financial accuracy and accurately produce our financial statements. If our information technology systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could have a material adverse effect on our results of operations, financial condition and the timeliness with which we report our internal and external operating results.

        Our business requires us to use and store customer, employee and business partner personally identifiable information. While we devote significant resources to network security, data encryption and other security measures to protect our systems and data, these security measures cannot provide absolute security. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service and may harm our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. We would also be exposed to a risk of loss or litigation and potential liability, which could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in Pleasanton, California, where we own an approximately 67,000 square-foot office building for our corporate offices. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels.

        Additionally, we lease the following facilities:

  •
  Approximately 62,000 square feet of office, manufacturing and research facilities in Pleasanton, California, expiring in 2027.

  •
  Approximately 39,000 square feet of office and research facilities in Burlington, Massachusetts, expiring in 2014.

  •
  Approximately 24,400 square feet of warehouse space in San Ramon, California, expiring in 2015.

  •
  Approximately 13,600 square feet of office and research facilities in Sunnyvale, California, expiring in 2015.

  •
  Approximately 11,000 square feet of office and research facilities in Rancho Cordova, California, expiring in 2017.

  •
  Approximately 10,000 square feet of research, office and warehouse facilities in Zurich, Switzerland expiring in 2013.

  •
  Approximately 8,700 square feet of office and warehouse facilities in the U.K., expiring in 2022.

  •
  Approximately 5,500 square feet of office and research facilities in Waltham, Massachusetts, expiring in 2012.

        Each of our manufacturing and San Ramon warehouse space areas has been inspected, approved and licensed for the manufacture of medical devices by the FDA and European Notified Body. Additionally, the Pleasanton and San Ramon facilities are subject to inspections, approvals and licensing by the State of California Department of Health Services (Food and Drug Section).

        We utilize all of the facilities in California, Massachusetts, the U.K. and Switzerland.

Item 3.    Legal Proceedings

        From time to time we are involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain.

Item 4.    Mine Safety Disclosures

        Not applicable.

OUR EXECUTIVE OFFICERS

        Gerhard F. Burbach, 49, President, Chief Executive Officer and Director, joined our company as President, Chief Executive Officer and a director, in January 2006. Prior to joining us, Mr. Burbach served as the President and Chief Executive Officer of Digirad Corporation, a leading provider of solid-state imaging products and services to cardiologist offices, hospitals and imaging centers from April 2005 to January 2006. He continues to serve on the Digirad Board of Directors. Before that he served for two years as president and chief executive officer of Bacchus Vascular Inc., a developer of interventional cardiovascular devices. Previously, he served for three years as chief executive officer of Philips Nuclear Medicine, a division of Philips Medical Systems specializing in nuclear medicine imaging systems. Until its acquisition by Philips Medical Systems, he spent four years at ADAC Laboratories, a provider of nuclear medicine imaging equipment and radiation therapy planning systems, where he became president and general manager of the nuclear medicine division. He also spent six years with the consulting firm of McKinsey & Company, primarily within the firm's healthcare practice. Mr. Burbach received a Bachelors of Science in industrial engineering from Stanford University and a Masters of Business Administration from Harvard Business School.

        David A. Lehman, 51, Senior Vice President, General Counsel and Secretary, joined our company as Vice President and General Counsel in May 2003. Mr. Lehman was appointed as Secretary in December 2004 and became Senior Vice President in February 2007. Prior to joining us, Mr. Lehman served as Vice President and General Counsel of Brigade Corporation, a provider of business process outsourcing services, from June 2000 to May 2003. From November 1997 to June 2000, Mr. Lehman was Assistant General Counsel at Bio-Rad Laboratories, Inc., a diagnostic and life science products company. Prior to November 1997, Mr. Lehman was in the legal department of Mitsubishi International Corporation, in New York and Tokyo, for more than seven years. Mr. Lehman started his career as an associate attorney at the law firm of Hall, Dickler, Kent, Friedman and Wood. Mr. Lehman has a Bachelors of Arts in political science from the University of California, San Diego, and a Juris Doctor from Cornell University Law School.

        Roxanne Oulman, 40, VP of Finance and Interim Chief Financial Officer, joined our company as Cardiovascular Divisional Controller in February 2004. Ms. Oulman was appointed Senior Director of Finance in October 2006 and became Corporate Controller in April 2007. Ms. Oulman was appointed Vice President of Finance in February 2010 and Interim Chief Financial Officer effective June 2011. Prior to joining us, Ms. Oulman served as General Manager from 2000 to 2005 and Western Regional Controller from 1999 to 2000 for Zomax, Inc. a logistics and supply chain company. Ms. Oulman has a Bachelors of Science in accounting from Minnesota State University, Mankato and a Masters of Business Administration from University of the Pacific—Eberhardt School of Business. Ms. Oulman is a Certified Management Accountant.

 PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "THOR." The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock, as reported by the NASDAQ Global Select Market. As of February 14, 2012 there were 58,430,746 shares of our common stock outstanding with approximately 401 holders of record, including multiple beneficial holders at depositories, banks and brokerages listed as a single holder in the "street" name of each respective depository, bank or broker.

	High	Low
Fiscal Year 2011
First Quarter	$31.20	$23.06
Second Quarter	35.70	26.42
Third Quarter	36.64	30.16
Fourth Quarter	37.37	28.16
Fiscal Year 2010
First Quarter	$33.99	$25.38
Second Quarter	47.08	33.78
Third Quarter	44.97	32.20
Fourth Quarter	37.26	24.74

        We have not declared or paid any dividends on our common stock and we do not anticipate doing so in the foreseeable future.

        There were no unregistered sales of our equity securities during the three months ended December 31, 2011.

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information in Item 12 of this Annual Report on Form 10-K.

Stock Price Performance Graph

        The graph below compares the cumulative total shareholder return on an investment in our common stock, the NASDAQ Composite Index (U.S. companies only) and the NASDAQ Medical Equipment Index for the five-year period ended December 30, 2011, the last trading day in our 2011 fiscal year.

        The graph assumes the value of an investment in our common stock and each index was $100 at December 29, 2006 and the reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Thoratec Corporation, the NASDAQ Composite Index, and
the NASDAQ Medical Equipment Index

*
$100 invested on 12/29/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
Thoratec Corporation	100.00	103.47	184.81	153.13	161.09	190.90
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Medical Equipment	100.00	136.67	74.41	101.38	108.94	122.28

Issuer Purchases of Equity Securities

        The following table sets forth certain information about our common stock repurchased during the three months ended December 31, 2011

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
	(in thousands, except per share data)
October 29, 2011	4.4	$35.49	1,783	$50,000

November 26, 2011	0.3	$30.21	2,807	$70,155

December 31, 2011	0.7	$30.44	3,468	$50,031

Total	5.4	$34.48	3,468	$50,031

        Our stock repurchase programs authorized us to repurchase up to a total of $150 million of shares of our common stock, which includes the $100 million program announced on February 14, 2011 and the $50 million program announced on November 7, 2011. These programs authorize us to acquire shares in the open market or in privately negotiated transactions prior to their expiration date, if any.

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and restricted stock units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.
(2)
Under our Board of Directors' authorization, during the three month period ended December 31, 2011, we paid an aggregate of $50 million to repurchase 1,685,270 shares of our common stock and for the twelve month period ended December 31, 2011, we paid an aggregate of $100 million to repurchase 3,468,537 shares of our common stock . All shares that have been repurchased have reduced our issued and outstanding common stock. As of December 31, 2011, $50.0 million is available for repurchase of our common stock under our publicly announced repurchase programs.
(3)
Cumulative amounts through each respective month ending in 2011

Item 6.    Selected Consolidated Financial Data

        The selected consolidated financial data presented below for the five fiscal years ended December 31, 2011 are derived from our audited financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K in Item 8.

        We report on a 52-53 week fiscal year, which ends on the Saturday closest to December 31. Accordingly, our fiscal year contains more or less than 365 days. Fiscal year ended December 29, 2007 ("Fiscal 2007") included 52 weeks; fiscal year ended January 3, 2009 ("Fiscal 2008") included 53 weeks; and fiscal years ended January 2, 2010 ("Fiscal 2009"), January 1, 2011 ("Fiscal 2010") and December 31, 2011 ("Fiscal 2011") each included 52 weeks. The operating results of ITC have been segregated and presented as discontinued operations for all periods.

	Fiscal Years
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of Operations Data:
Continuing Operations(2):
Product sales	$422,713	$382,973	$279,968	$214,975	$144,220
Gross profit(4)	287,651	250,539	175,688	132,120	84,158
Net income (loss) from continuing operations	$72,575	$59,005	$28,905	$16,393	$(4,523)
Net income (loss) per share from continuing operations:
Basic	$1.23	$1.02	$0.51	$0.30	$(0.08)
Diluted	$1.20	$0.99	$0.50	$0.30	$(0.08)
Discontinued Operations(1):
Net income (loss) from discontinued operations	$(1,031)	$(5,839)	$(321)	$1,938	$3,920
Net income (loss) per share from discontinued operations:
Basic	$(0.02)	$(0.10)	$(0.01)	$0.03	$0.07
Diluted	$(0.01)	$(0.10)	$(0.01)	$0.03	$0.07
Consolidated Operations:
Net income (loss)	$71,544	$53,166	$28,584	$18,331	$(603)
Net income (loss) per share:
Basic	$1.21	$0.92	$0.50	$0.33	$(0.01)
Diluted	$1.19	$0.89	$0.49	$0.33	$(0.01)
Consolidated Balance Sheet Data(1)(3)
Cash and cash equivalents and short-term available-for-sale investments	$193,414	$448,143	$306,961	$249,986	$219,964
Working capital	294,031	403,050	379,123	302,201	270,020
Assets held for sale offset by liabilities related to assets held for sale	—	—	54,981	51,901	53,204
Total assets	680,988	837,743	747,883	685,420	614,623
Other accrued liabilities—contingent liabilities(3)	1,518	—	—	—	—
Senior subordinated convertible notes(2)	—	138,165	131,929	124,115	116,959
Long-term deferred tax liability	20,429	20,109	32,099	38,485	45,287
Contingent liabilities(3)	22,052	—	—	—	—
Total shareholders' equity(2)	$584,450	$621,360	$525,128	$466,279	$413,809

(1)
During the fiscal year 2010, we completed the sale of ITC. We accounted for the transaction as discontinued operations, and, accordingly, we have reclassified the results of operations and any losses resulting from the disposition for all periods presented to reflect them as such. Loss from discontinued operations in fiscal 2010 included a loss on disposal of $0.6 million. For the period ended December 31, 2011, we recorded a charge of $1.0 million ($1.8 million net loss less tax benefit of $0.8 million), for ITC primarily related to post-close severance payments. In addition, for all prior periods presented, we reported working capital from continuing operations separately from assets held for sale offset by related liabilities attributable to discontinued operations.

(2)
During May 2011, all remaining outstanding senior subordinated convertible notes were redeemed for $164.4 million in cash and issuance of 2,397,535 shares of common stock with an estimated fair value at redemption of $82.7 million. The difference of $105.7 million between the fair value of the aggregate consideration paid ($247.1 million) and the face value ($141.4 million) was recorded to additional paid-in capital.
(3)
On August 3, 2011, we acquired the medical business of Levitronix LLC ("Levitronix"), for approximately $110 million in cash, plus additional cash earn-out amounts (not to exceed $40 million in aggregate). This earn-out is contingent upon achievement of certain product revenue targets and is payable over the four year period starting on August 3, 2011. This acquisition has been accounted for as a business combination, and the assets and liabilities were recorded as of the acquisition date, at their respective fair values. The results of operations of Levitronix have been consolidated in our results of continuing operations from August 3, 2011. The value of the contingent liability was estimated to be $23.6 million as of December 31, 2011.
(4)
Includes the effect of adjustments to cost of product sales for intangible amortization expense of $8.7 million, $8.7 million, $12.3 million, and $9.5 million in 2010, 2009, 2008 and 2007, respectively, previously presented within operating expense. Refer to Note 1 to the notes in the consolidated financial statements for details.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report on Form 10-K, including the documents incorporated by reference in this Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E on Form 10-K of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words "expects," "projects," "hopes," "believes," "intends," "should," "estimate," "will," "would," "may," "anticipates," "plans," "could" and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "Risk Factors" section of this Annual Report and in other documents we file with the SEC. These forward-looking statements speak only as of the date hereof. We undertake no obligation, except as required by law, to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

        The following presentation of management's discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

 OVERVIEW

Continuing Operations—Cardiovascular Business

        Thoratec Corporation ("we," "our," "us", "Thoratec" or the "Company") is the world leader in mechanical circulatory support with a product portfolio to treat the full range of clinical needs for advanced heart failure patients. We develop, manufacture and market proprietary medical devices used for circulatory support.

        For the treatment of heart failure ("HF") patients, we develop, manufacture and market proprietary medical devices used for mechanical circulatory support ("MCS"). For advanced HF, our primary product lines are our ventricular assist devices ("VADs"): the Thoratec Paracorporeal Ventricular Assist Device ("PVAD"), the Thoratec Implantable Ventricular Assist Device ("IVAD"), the HeartMate Left Ventricular Assist Systems ("HeartMate XVE"), and the HeartMate II Left Ventricular Assist System ("HeartMate II"). We refer to the PVAD and the IVAD collectively as the "Thoratec product line" and we refer to the HeartMate XVE and the HeartMate II collectively as the "HeartMate product line." For acute HF, we market the CentriMag Acute Circulatory System ("CentriMag") and for pediatric patients the PediMag/PediVAS Acute Circulatory System ("PediMag/PediVAS"). The PVAD, IVAD, HeartMate XVE, HeartMate II, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration ("FDA"), and Conformité Européene ("CE") Mark approved in Europe.

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

        On August 3, 2011, we announced that we acquired the medical business of Levitronix LLC ("Levitronix"), for an upfront cash payment of $110 million, as well as potential future cash earn-out payments of up to $40 million. This acquisition follows a successful strategic relationship between the two companies. Prior to the acquisition, we provided distribution and clinical support to Levitronix in the U.S. for the CentriMag, under an agreement that would have expired at the end of 2011. We have also collaborated on the development of the fully magnetically levitated motor technology employed in the HeartMate III left ventricular assist system, which is currently in preclinical testing.

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

The HeartMate XVE

        The HeartMate XVE is an implantable, pulsatile, left ventricular assist device for intermediate and longer-term MCS. Patients with a HeartMate XVE do not require anticoagulation drugs, other than aspirin, because of the product's incorporation of proprietary textured surfaces and tissue valves. The system is comprised of the implantable blood pump as well as the external peripherals, including a wearable controller and batteries, which provide a high degree of patient freedom and mobility. We discontinued the sale of the HeartMate XVE at the end of fiscal 2011.

        The HeartMate XVE received FDA approval for BTT in December 2001 and for DT in April 2003. In June 2003, the HeartMate XVE received CE Mark approval, allowing for its commercial sale in Europe. In June 2004, the HeartMate XVE was approved in Canada.

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

The CentriMag

        The CentriMag is an extracorporeal full-flow acute surgical support platform incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology. The CentriMag is 510(k) cleared by the FDA for use up to six hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under an FDA humanitarian device exemption to be used as a right ventricular assist device for periods of support up to thirty days in patients in cardiogenic shock due to acute right ventricular failure. In May 2008, Levitronix received approval to commence a U.S. pivotal trial to demonstrate safety and effectiveness of the CentriMag for periods of support up to 30 days. The CentriMag has CE Mark approval in Europe to market the product to provide support for up to thirty days for both cardiac and respiratory failure. In Canada, the CentriMag is approved for short-term cardiopulmonary support.

The PediMag/PediVAS

        The PediMag and PediVAS are identical, extracorporeal full-flow acute surgical support platforms incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology, designed to provide acute surgical support to pediatric patients. The brand names differ according to indication for use, duration of support, and regulatory approval. The PediMag is 510(k) cleared by the FDA for use, in conjunction with the CentriMag console and motor, for support periods of up to six hours. An Investigational Device Exemption (IDE) has been submitted to the FDA in order to begin a U.S. clinical trial examining the safety and probable benefit of the device for use up to 30 days to support pediatric patients. Outside the U.S., the device is branded as PediVAS and has CE Mark approval for support durations of up to 30 days for both cardiac and respiratory failure. In Canada, PediVAS is approved for short-term cardiopulmonary support or extracorporeal life support.

Discontinued Operations—International Technidyne Corporation ("ITC")

        On November 4, 2010, we sold our wholly owned subsidiary, International Technidyne Corporation, to ITC Nexus Holding Company, Inc. ("Nexus") for $55 million in cash pursuant to a Stock Purchase Agreement, dated as of November 4, 2010, by and between the Company and Nexus. For the period ended December 31, 2011, we recorded net loss of $1.0 million less tax benefit of $0.8 million for ITC primarily related to post-close severance payments.

        The ITC division has been reclassified to discontinued operations in the consolidated financial statements.

Critical Accounting Policies and Estimates

        We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

        Our estimates and assumptions, including those related to bad debts, inventories, goodwill and intangible assets, long-lived asset impairments, warranty provisions, contingent consideration, income taxes, and share-based compensation, are updated as appropriate, on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates and assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        We recognize revenue from product sales to customers when persuasive evidence of an arrangement exists, the product has been delivered or service has been performed, the selling price is fixed or determinable, and collection is reasonably assured and there are no further obligations to customers. Delivery of the product is considered to have occurred when shipped. Sales from products are not subject to rights of return and, historically, actual sales returns have not been significant. We sell products through our direct sales force and through distributors. Sales through distributors are recognized as revenue upon sale to the distributor as these sales are considered to be final and no right of return or price protection exists.

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

        In determining when to recognize revenue, management makes decisions on such matters as the fair value of the product and training elements when sold together, and customer credit-worthiness. If any of these decisions proves incorrect, the deferred revenue recorded on our consolidated balance sheets or the recorded product sales could be significantly different, which could have a material adverse effect on our results of operations for any fiscal period.

Reserves on Accounts Receivable, Inventory and Warranty

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

        Estimated excess and obsolete inventory charges are recorded when inventory levels exceed projected sales volume. In determining the excess obsolete charges, management makes judgments and estimates on matters such as forecasted sales volume. Actual sales volume may differ from forecasted sales volume and such differences may have a material effect on recorded inventory values. Based on management's estimate, adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete inventory.

        The sales of our products generally include a limited one-year warranty on product quality. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated.

Long-Lived Assets, Intangible Assets and Goodwill

        We evaluate the carrying value of long-lived assets, including purchased intangible assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long-lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows.

        We test goodwill for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves comparing the aggregate fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit as a whole. Goodwill is considered impaired, and an impairment charge is recorded, if the excess of the fair value of the reporting unit over the fair value of the net assets is less than the carrying value of goodwill.

Contingent Consideration

        On August 3, 2011, we acquired 100% of Levitronix for an upfront cash payment of $110 million, plus additional cash earn-out amounts (not to exceed $40 million in aggregate). The earn out ("contingent consideration") is calculated based on 36 percent of sales from Levitronix in excess of sales of approximately $24 million per year over the next four years commencing from the date of acquisition. The fair value of the contingent consideration is calculated using the income approach, utilizing various revenue assumptions and applying a probability to each outcome. By applying this method, the estimated undiscounted range of outcomes was from $9.7 million to $37.4 million. The fair value of the contingent consideration as of the acquisition date was estimated and recorded at $23.6 million, which remained unchanged at December 31, 2011. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded within operating expense within our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded.

Income Taxes

        As part of the process of preparing the consolidated financial statements, we estimate income taxes in each jurisdiction in which we operate. The determination of our tax provision is subject to judgments and estimates due to the complexity of the tax laws that we are subject to in several tax jurisdictions. This process involves our estimate of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.

        We account for income taxes in accordance with the accounting standards for income taxes which require that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

        We account for uncertainty in income taxes recognized in the consolidated financial statements based on accounting standards that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the standards. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that the exposure is lower or that the liability is not sufficient to cover our revised expectations, we will adjust the liability and effect a related change in tax provision during the period in which we make such determination.

Valuation of Share-Based Awards

        We account for share-based compensation costs in accordance with the accounting standards for share-based compensation, which requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using the single option approach. We recognize the expense ratably on a straight-line basis over the requisite service period. The share-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In addition, expected volatility is based on a combination of historical volatility trends and market-based implied volatility. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. In addition, if we employ different assumptions in the application of this accounting standard, the compensation expense that we record in the future periods may differ significantly from what we have recorded in the current period.

Fair Value of Financial Instruments

        We measure certain financial assets and liabilities at fair value based on valuation techniques using the best information available, which may include quoted market prices, market comparables and discounted cash flow projections. Financial instruments are primarily comprised of money market funds, auction rate securities, U.S. Treasury securities and debt instruments of government agencies, local municipalities, corporate issuers, and derivative instruments.

        Cash equivalents and investments: in general, we use quoted prices in active markets for identical assets to determine fair value. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, we use internally developed valuation models, whose inputs are unobservable data points that are not corroborated by market data.

        Derivative Instruments: We hold non-speculative foreign currency forwards to hedge certain foreign currency exposures. We use internally developed valuation models which project future cash flows and discount the future amounts to a present value using significant market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies.

Results of Operations

        The following table summarizes our consolidated statements of income for the last three fiscal years with each line item shown as a percentage of total product sales.

	Fiscal Years
	2011	2010	2009
Product sales	100.0%	100.0%	100.0%
Cost of product sales(1)	32.0	34.6	37.2

Gross margin	68.0	65.4	62.8
Operating expenses:
Selling, general and administrative(2)	25.4	23.5	29.7
Research and development	15.7	15.4	15.3

Total operating expenses	41.1	38.9	45.0

Income from operations	27.0	26.5	17.8
Other income (expense):
Interest expense	(1.1)	(3.2)	(4.4)
Interest income and other	0.6	1.4	1.8
Impairment on investment	—	(0.5)	—

Income before taxes	26.5	24.2	15.2
Income tax expense	9.3	8.8	4.9

Net income from continuing operations	17.2	15.4	10.3
Net loss from discontinued operations	(0.2)	(1.5)	(0.1)

Net income	17.0%	13.9%	10.2%

(1)
Includes intangible amortization expense of $8.7 million as adjusted to cost of product sales in 2010 and 2009 to conform to current year presentation. Refer to Note 1 in the Notes to Consolidated Financial Statements for details.
(2)
Includes intangible assets amortization related to patents and trademarks reclassified to selling, general and administrative in 2010 and 2009 of $1.0 million and $1.1 million, respectively, to conform to current year presentation. Refer to Note 1 in the Notes to Consolidated Financial Statements for details.

Continuing Operations

Product Sales

        Product sales consisted of the following:

	Fiscal Years			Annual Percentage Change
	2011	2010	2009	2011/2010	2010/2009
	(in thousands, except percentages)
Product sales	$422,713	$382,973	$279,968	10.4%	36.8%

        In 2011 as compared to 2010, Product sales increased $39.7 million or 10.4% driven by strong sales volume of HeartMate and CentriMag products. The HeartMate product line contributed approximately $33.2 million to the increase, while CentriMag contributed approximately $8.0 million, partially attributable to the Levitronix acquisition completed in August 2011 which added $4.1 million from the date of the acquisition through December 31, 2011. The increase was partially offset by decline of approximately $1.3 million in sales of the Thoratec product line partially due to cannibalization by the HeartMate product line. The remaining $0.2 million were due to decline of other products. From a regional perspective, U.S. contributed approximately $30.3 million to the increase, while international sales contributed approximately $9.4 million. In the U.S., 19 HeartMate II centers were added during 2011 bringing the total to 149 centers. Internationally, we added 20 centers in 2011, bringing the total to 144 centers.

        In 2010 as compared to 2009, Product sales increased 36.8% primarily from an increase in worldwide HeartMate II volume driven by HeartMate II's DT approval received in January 2010, including Go Gear peripherals introduced in the third quarter of 2009, and an increase in CentriMag sales. The increase in product sales were partially offset by a decline in sales of the HeartMate XVE and Thoratec product lines partially as a result of cannibalization by the HeartMate II. In the U.S., 19 HeartMate II centers were added during 2010 bringing the total to 130 centers. Internationally, we added 24 centers in 2010, bringing the total to 124 centers.

        Sales originating outside of the U.S. and U.S. export sales accounted for approximately 18%, 17% and 20% of our total product sales in fiscal 2011, 2010 and 2009, respectively.

Gross Profit

	Fiscal Years
	2011	2010	2009
	(in thousands, except percentages)
Total gross profit(A)	$287,651	$250,539	$175,688

Total gross margin	68.0%	65.4%	62.8%

(A)
Includes the effect of adjustments to cost of product sales for intangible amortization expense of $8.7 million in 2010 and 2009, previously presented within operating expense. Refer to Note 1 to the notes in the consolidated financial statements for details.

        In 2011 as compared to 2010, the gross margin increased 2.6 percentage points primarily due to favorable pump to non-pump mix, favorable foreign exchange rate changes, volume based effectiveness, lower inventory write downs, lower warranty expenses in 2011, partially offset by the fair value inventory adjustment related to the Levitronix acquisition.

        In 2010 as compared to 2009, the gross margin as a percentage of product sales increase 2.6 percentage points primarily due to an increase in HeartMate II sales volume, the roll-out of our external peripherals, and lower inventory write downs, partially offset by increased warranty reserves and unfavorable pump to non-pump mix.

Selling, General and Administrative

	Fiscal Years			Annual Percentage Change
	2011	2010	2009	2011/2010	2010/2009
	(in thousands, except percentages)
Total selling, general and administrative expenses(B)	$107,177	$90,269	$83,188	18.7%	8.5%

(B)
Includes intangible amortization expense related to patents and trademarks of $1.1 million reclassified to selling, general and administrative expenses in 2010 and 2009.

        Selling, general and administrative (SG&A) expenses as a percentage of product sales were approximately 25.4%, 23.5%, and 29.7% in 2011, 2010, and 2009, respectively. In 2011 as compared to 2010, SG&A costs primarily increased due to market development initiatives including sales force expansion, increased travel and other selling expenses which were attributed to the higher product sales, and intangible assets amortization in connection with the acquisition of Levitronix in August 2011. Levitronix acquisition-related transaction costs of $3.6 million also contributed to the increase in 2011 over the prior year.

        In 2010 as compared to 2009, sales and marketing costs increased by 8.5% primarily due to spending on product and market development initiatives, including sales force expansion. Administrative and other costs decreased by $6.0 million primarily due to $12.3 million in costs incurred in 2009 in connection with the terminated proposed acquisition of HeartWare International Inc. ("HeartWare") offset by an increase in compensation costs and an increase in legal fees related to business development activity.

Research and Development

	Fiscal Years			Annual Percentage Change
	2011	2010	2009	2011/2010	2010/2009
	(in thousands, except percentages)
Total research and development expenses	$66,314	$58,831	$42,743	12.7%	37.6%

        Research and development (R&D) expenses as a percentage of product sales were approximately 15.7% in fiscal 2011, 15.4% in fiscal 2010, and 15.3% in fiscal 2009. In 2011 as compared to 2010, R&D expenses increased by 12.7% due to next generation product development costs for HeartMate X, HeartMate III, PHP, HeartMate II peripheral enhancements, and incremental R&D activities in connection with the Levitronix acquisition.

        In 2010 as compared to 2009, R&D costs increased $16.1 million primarily due to the write-off of acquired PHP technology of $8.5 million along with the development of the PHP pump, HeartMate X, HeartMate III technologies and HeartMate II peripheral enhancements.

Interest Expense

        Interest expense primarily relates to cash and non-cash interest cost on the senior subordinated convertible notes as follows:

	Fiscal Years			Annual Percentage Change
	2011	2010	2009	2011/2010	2010/2009
	(in thousands, except percentages)
Interest expense	$4,500	$11,813	$11,897	(61.9)%	0.7%
Amortization of debt issuance costs related to senior subordinated convertible notes	151	414	410	(63.5)%	1.0%
Loss on extinguishment of senior subordinated convertible notes	—	100	—	*	*

Total interest expense	$4,651	$12,327	$12,307

*
Not meaningful

        Interest expense, which is comprised primarily of the senior subordinated convertible notes, is calculated using the effective interest rate method which increases interest expense over the term of the debt. In May 2011, all remaining senior subordinated convertible notes were extinguished.

        In 2010, we recorded a loss on extinguishment of debt of $0.1 million from the conversion of 4,045 senior subordinated convertible notes.

Interest Income and Other

        Interest income and other consisted of the following:

	Fiscal Years			Annual Percentage Change
	2011	2010	2009	2011/2010	2010/2009
	(in thousands, except percentages)
Interest income	$2,473	$5,133	$5,713	(51.9)%	10.2%
Foreign currency, net	(353)	(17)	(628)	*	97.3%
Other	242	319	61	(24.1)%	423.0%

Total interest income and other	$2,362	$5,435	$5,146

*
Not meaningful.

        Interest income decreased by $2.7 million in 2011 primarily due to lower cash, cash equivalents and investment balances, combined with lower interest rates and yields on the investments. The lower cash, cash equivalents and investment balances were due to $164.4 million utilized during the year to extinguish the senior subordinated convertible notes, acquire Levitronix for $110 million, and the repurchase of approximately $100 million of common stock in 2011.

        Foreign currency, net increased by $0.3 million in 2011 as compared to 2010 due to unfavorable fluctuations in foreign currency exchange rates.

        In 2010, interest income declined by $0.6 million as compared to 2009 primarily due to a decline in market interest rates, partially offset by an increase in cash and investment balances. Foreign currency losses decreased by $0.6 million in 2010 as compared to 2009 due to favorable fluctuations in foreign currency exchange rates. Other income increased by $0.3 million in 2010 as compared to 2009 primarily due to higher royalty income earned and the change in the mark-to-market value of our deferred compensation plan assets during the year.

Impairment on Investment

        In 2010 we recorded an impairment charge of $2.0 million for our entire investment in Acorn Cardiovascular, Inc., a start-up medical device company. The impairment charge is included in "Other income (expense)" in the consolidated statement of operations.

Income Taxes

        Our effective tax rate was 35.1% in 2011 compared to 36.2% in 2010. This decrease in the annual effective tax rate of 1.1% was primarily due to a one-time reversal of tax reserves related to California research and development credit, valuation allowance recorded in 2010, and favorable return to provision adjustments. These decreases were partially offset by lower tax-exempt income and the write-off of certain US deferred tax assets in 2011.

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

Discontinued Operations

        Discontinued operations incurred a loss of $1.0 million in 2011 compared to a loss of $5.8 million during 2010. During 2011 we recorded a charge of $1.0 million ($1.8 million net loss, less an income tax benefit of $0.8 million) for ITC primarily related to post-close severance payments. Discontinued operations incurred a loss of $5.8 million during 2010 compared to a loss of $0.3 million during 2009. The increase in the loss from discontinued operations was primarily due to increase in transaction costs and compensation costs related to the sale of ITC, lower sales as a result of competitive activity and lower gross margin driven by unfavorable manufacturing variances. In addition, we recorded a loss from the sale of ITC of $0.6 million in the 2010 period.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

        Consolidated working capital was $294.0 million as of December 31, 2011, compared with $403.1 million as of January 1, 2011. Included in working capital were cash, cash equivalents and short-term investments of $193.4 million at December 31, 2011 compared to $448.1 million as of January 1, 2011. The decrease resulted primarily from cash used for the extinguishment of the senior subordinated convertible notes, the Levitronix acquisition and repurchases of our common stock during 2011.

        Our cash, cash equivalents and investments balance is as follows:

	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands)
Cash and cash equivalents	$42,661	$56,887	$27,787
Short-term available-for-sale investments	150,753	391,256	279,174
Long-term available-for-sale investments	16,090	21,379	24,634

Total cash and equivalents and available-for-sale investments	$209,504	$469,522	$331,595

        We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months.

Cash Flow Activities

        Following is a summary of our cash flow from operating, investing and financing activities:

	Fiscal Years
	2011	2010(A)	2009(A)
	(in thousands)
Cash provided by operating activities	$110,711	$74,342	$49,065
Cash provided by (used in) investing activities	126,267	(69,209)	(141,249)
Cash (used in) provided by financing activities	(252,051)	24,086	11,727
Effect of exchange rate changes on cash and cash equivalents	847	(119)	(144)

Net increase (decrease) in cash and cash equivalents	$(14,226)	$29,100	$(80,601)

(A)
Cash flows from discontinued operations related to operating and investing activities in 2010 and 2009 were reclassified to be combined within the cash flow from operating and investing activities of the Company. Refer to Note 1 in the Notes to the Consolidated Financial Statements for details.

Cash Provided by Operating Activities

        In 2011, cash provided by operating activities was $110.7 million primarily due to net income from continuing operations of $72.6 million, coupled with higher depreciation and amortization, partially attributable to intangible assets obtained from the Levitronix acquisition. In addition, $2.8 million of non-cash interest expense and other, $16.1 million related to share-based compensation expenses, $1.8 million of tax benefit related to the exercise of stock options also contributed to the increase in cash provided by operating activities. These non-cash contributions were partially offset by a decrease of $1.7 million related to excess tax benefits from share-based compensation and a decrease of $3.1 million in our net deferred tax liability. Changes in assets and liabilities used additional cash of $0.4 million primarily due to the increase in inventory in anticipation of higher product sales, offset by a decrease in prepaid expenses and other assets, accounts payable due to timing of payments, accrued liabilities from the reduction in variable compensation related accrual, and lower income tax payable in the current year.

Cash Provided by Investing Activities

        In 2011, cash provided by investing activities was $126.3 million, due to net sales and maturity of investments of $524.3 million, partially offset by the purchase of investments of $281.8 million, $110.0 million cash payment to acquire Levitronix, and purchases of property, plant and equipment of $6.2 million. The purchases of property, plant and equipment, related to leasehold improvements, furniture and fixtures and equipment purchases to support our manufacturing facilities and administration growth.

Cash Used in Financing Activities

        In 2011, cash used in financing activities was $252.1 million, which was primarily comprised of $164.4 million used to extinguish the senior subordinated convertible notes, $100.0 million used for repurchases of 3.5 million shares of our common stock under the stock repurchase program authorized, and $3.9 million used to repurchase vested restricted stock units and awards for settlement of income tax withholding liabilities. This use was partially offset by proceeds of $11.5 million related to stock option exercises, $3.1 million proceeds from stock issued under the employee stock purchase plan, and $1.7 million from excess tax benefits for share-based compensation.

Stock Repurchase Program

        On November 7, 2011 we announced that our Board of Directors authorized a new program ("November 2011 program") for the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the $100 million share repurchase program authorized by our Board of Directors on February 14, 2011 program ("February 2011 program") to November 4, 2012. During the fourth quarter of 2011, under the February 2011 program, we paid an additional $50 million to repurchase 1,685,270 shares of our common stock. All shares that have been repurchased have reduced our issued and outstanding common stock. As of December 31, 2011, $50 million is available for repurchases of shares of our common stock under our stock repurchase programs.

Off Balance Sheet Arrangements

Letter of Credit

        We maintain an Irrevocable Standby Letter of Credit as part of our workers' compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews for a 12 month period on June 30th of each year, unless terminated by one of the parties. As of December 31, 2011, our Letter of Credit balance was approximately $0.8 million.

Credit Facility

        On December 19, 2011, we obtained an unsecured revolving credit facility that provides for up to $50 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants. We were in compliance with all covenants as of December 31, 2011. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of December 31, 2011, there were no borrowings under the revolver.

Contractual Obligations

        As of December 31, 2011, we had the following contractual obligations:

	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions)
Operating lease obligations(a)	$19.0	$2.1	$1.7	$1.3	$1.1	$0.9	$11.9
Deferred compensation obligations(b)	3.7	3.7	—	—	—	—	—
Purchase obligations(c)	77.4	44.9	9.9	3.4	3.7	4.0	11.5

Total	$100.1	$50.7	$11.6	$4.7	$4.8	$4.9	$23.4

(a)
Our operating lease obligations of $19.0 million are comprised primarily of our various U.S. and Switzerland leased facilities.
(b)
Our deferred compensation obligations of $3.7 million are comprised of future distributions to plan participants.
(c)
Our purchase obligations include $41.0 million of supply agreements in effect at December 31, 2011.

        As of December 31, 2011, the liability for uncertain tax positions was $8.9 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Accounting Pronouncements

        Refer to Note 1 in the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K, for the section entitled "Recently Issued Accounting Pronouncements" which is incorporated herein by reference

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our investment portfolio and cash equivalents that bear variable interest would have an immaterial impact to interest income, on the consolidated statements of operations, if interest rates would have fallen by 50 basis points. In addition, if interest rates rise, the market value of our investment portfolio may decline, which could result in a loss if we choose or are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points, the change in our net unrealized loss on our short and long-term investments would be $1.4 million. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

        The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% change in the non-functional currency exchange rates as of December 31, 2011 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $9.5 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

Item 8.    Financial Statements and Supplementary Data

THORATEC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thoratec Corporation
Pleasanton, CA

        We have audited the accompanying consolidated balance sheets of Thoratec Corporation and its subsidiaries (the "Company") as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thoratec Corporation and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company has retrospectively adopted new accounting guidance issued by the Financial Accounting Standards Board related to the presentation of comprehensive income.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, CA
February 21, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thoratec Corporation
Pleasanton, CA

        We have audited the internal control over financial reporting of Thoratec Corporation and its subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the medical business of Levitronix LLC ("Levitronix") which was acquired on August 3, 2011, and whose financial statements constitute 13.7% and 12.1% of net and total assets, respectively, 1.0% of revenues, and 2.8% of net income from continuing operations of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Levitronix. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the fiscal year ended December 31, 2011 of the Company and our report dated February 21, 2012 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph regarding the retrospective adoption of new accounting guidance related to the presentation of comprehensive income.

/s/ DELOITTE & TOUCHE LLP

San Jose, CA
February 21, 2012

THORATEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$42,661	$56,887
Short-term available-for-sale investments	150,753	391,256
Receivables, net of allowances of $2,153 in 2011 and $1,334 in 2010	59,292	57,213
Inventories	55,691	59,790
Deferred tax assets	10,116	9,677
Income tax receivable	12,112	9,538
Prepaid expenses and other assets	6,640	5,706

Total current assets	337,265	590,067
Property, plant and equipment, net	38,928	38,077
Goodwill	191,193	95,015
Purchased intangible assets, net	92,279	88,518
Long-term available-for-sale investments	16,090	21,379
Other long-term assets	5,233	4,687

Total Assets	$680,988	$837,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,559	$13,495
Accrued compensation	15,739	20,753
Other accrued liabilities	14,936	14,604
Senior subordinated convertible notes	—	138,165

Total current liabilities	43,234	187,017
Long-term deferred tax liability	20,429	20,109
Other long-term liabilities	10,823	9,257
Contingent liabilities (Notes 2 and 7)	22,052	—

Total Liabilities	96,538	216,383
Commitments and contingencies (Note 7)
Shareholders' equity:
Common shares: no par, authorized 100,000; issued and outstanding 58,368 in 2011 and 58,571 in 2010	—	—
Additional paid-in-capital	578,293	606,782
Retained earnings	24,190	18,603
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,664)	(1,660)
Cumulative translation adjustments	(16,369)	(2,365)

Total accumulated other comprehensive loss	(18,033)	(4,025)

Total Shareholders' Equity	584,450	621,360

Total Liabilities and Shareholders' Equity	$680,988	$837,743

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years
	2011	2010	2009
Product sales	$422,713	$382,973	$279,968
Cost of product sales	135,062	132,434	104,280

Gross profit	287,651	250,539	175,688

Operating expenses:
Selling, general and administrative	107,177	90,269	83,188
Research and development	66,314	58,831	42,743

Total operating expenses	173,491	149,100	125,931

Income from operations	114,160	101,439	49,757
Other income (expense):
Interest expense	(4,651)	(12,327)	(12,307)
Interest income and other	2,362	5,435	5,146
Impairment on investment	—	(2,000)	—

Income before taxes	111,871	92,547	42,596
Income tax expense	39,296	33,542	13,691

Net income from continuing operations	72,575	59,005	28,905
Net loss from discontinued operations	(1,031)	(5,839)	(321)

Net income	$71,544	$53,166	$28,584

Net income (loss) per common share—Basic:
Continuing operations	$1.23	$1.02	$0.51

Discontinued operations	$(0.02)	$(0.10)	$(0.01)

Net income	$1.21	$0.92	$0.50

Net income (loss) per common share—Diluted:
Continuing operations	$1.20	$0.99	$0.50

Discontinued operations	$(0.01)	$(0.10)	$(0.01)

Net income	$1.19	$0.89	$0.49

Shares used to compute net income (loss) per common share:
Basic	58,777	57,670	55,910
Diluted	62,524	59,071	57,322

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Years
	2011	2010	2009
Net income	$71,544	$53,166	$28,584
Unrealized gains (losses) on investments (net of taxes of $3, $625, $1,753 for 2011, 2010 and 2009, respectively)	(4)	(1,012)	2,689
Foreign currency translation adjustments (net of tax of $5,526 in 2011)	(14,004)	(1,044)	1,086

Total other comprehensive income (loss)	(14,008)	(2,056)	3,775

Comprehensive income	$57,536	$51,110	$32,359

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
BALANCE, JANUARY 3, 2009	56,395	$528,657	$(56,634)	$(5,744)	$466,279

Exercise of common stock options for cash	652	9,184			9,184
Issuance of common shares under Employee Stock Purchase Plan	133	2,898			2,898
Tax benefit related to employees' and directors' stock plans		3,932			3,932
Repurchase of common shares, net	(137)	(1,236)	(2,271)		(3,507)
Share based compensation		13,983			13,983
Unrealized gain on available-for-sale investments (net of taxes of $1,753)				2,689	2,689
Foreign currency translation adjustment				1,086	1,086
Net income			28,584		28,584

BALANCE, JANUARY 2, 2010	57,043	$557,418	$(30,321)	$(1,969)	$525,128

Exercise of common stock options for cash	1,430	22,840			22,840
Issuance of common shares under Employee Stock Purchase Plan	140	3,431			3,431
Issuance of restricted stock units	250
Tax benefit related to employees' and directors' stock plans		11,235			11,235
Repurchase of common shares, net	(292)	(2,046)	(4,242)		(6,288)
Share based compensation		17,025			17,025
Senior subordinated convertible notes extinguished		(3,121)			(3,121)
Unrealized loss on available-for-sale investments (net of taxes of $625)				(1,012)	(1,012)
Foreign currency translation adjustment				(1,044)	(1,044)
Net income			53,166		53,166

BALANCE, JANUARY 1, 2011	58,571	$606,782	$18,603	$(4,025)	$621,360

Exercise of common stock options for cash	687	11,486			11,486
Issuance of common shares under Employee Stock Purchase Plan	118	3,112			3,112
Issuance of restricted stock units	209				—
Tax benefit related to employees' and directors' stock plans		1,767			1,767
Repurchase of common shares, net	(3,615)	(37,925)	(65,957)		(103,882)
Share based compensation		16,101			16,101
Issuance of common shares in connection with redemption and conversion of senior subordinated convertible notes	2,398	82,711			82,711
Reacquisition of equity component of senior subordinated convertible notes		(105,741)			(105,741)
Unrealized gain on available-for-sale investments (net of taxes of $3)				(4)	(4)
Foreign currency translation adjustment (net of tax of $5,526)				(14,004)	(14,004)
Net income			71,544		71,544

BALANCE, DECEMBER 31, 2011	58,368	$578,293	$24,190	$(18,033)	$584,450

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	2011	2010	2009
Cash flows from continuing operating activities:
Net Income	$71,544	$53,166	$28,584
Add back: loss from discontinued operations	1,031	5,839	321

Net income from continuing operations	72,575	59,005	28,905
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	18,235	16,503	17,334
Investment premium amortization, net	3,505	5,135	3,115
Allowance for bad debt	1,085	—	—
Loss on extinguishment of senior subordinated convertible notes	—	99	—
Non-cash interest income and other	269	395	1,050
Non-cash interest expense	2,815	8,420	7,814
Write-down on investment	—	2,000	—
Tax benefit related to stock options	1,767	11,235	3,932
Share based compensation expense	16,062	12,654	10,290
Excess tax benefits from share based compensation	(1,662)	(9,462)	(3,152)
Loss on disposal of assets	127	533	233
Change in deferred taxes, net	(3,073)	(7,981)	(12,968)
Changes in assets and liabilities (net of acquisition of business):
Receivables	(1,480)	(10,375)	(10,418)
Inventories	6,660	(18,929)	(4,664)
Prepaid expenses and other assets	(2,108)	(954)	(1,576)
Accounts payable	(1,602)	7,336	(2,597)
Accrued compensation and other accrued liabilities	(5,894)	7,639	301
Income taxes, net	4,828	(9,268)	6,366

Operating cash flows provided by continuing operations	112,109	73,985	43,965
Operating cash flows (used in) provided by discontinued operations	(1,398)	357	5,100

Cash provided by operating activities	110,711	74,342	49,065

Cash flows from continuing investing activities:
Purchases of available-for-sale investments	(281,832)	(572,252)	(346,715)
Sales and maturities of available-for-sale investments	524,287	456,653	215,731
Acquisition of a business, net of cash acquired	(109,975)	—	—
Issuance of HeartWare loan	—	—	(20,000)
Loan collections	—	2,756	23,000
Purchases of intangibles	—	(1,414)	(1,440)
Purchases of property, plant and equipment	(6,213)	(4,249)	(8,689)

Net investing cash flows provided by (used in) continuing operations	126,267	(118,506)	(138,113)

Net investing cash flows provided by (used in) discontinued operations	—	49,297	(3,136)

Cash provided by (used in) investing activities	126,267	(69,209)	(141,249)

Cash flows from continuing financing activities:
Proceeds from stock option exercises	11,486	22,840	9,184
Proceeds from stock issued under employee stock purchase plan	3,112	3,431	2,898
Excess tax benefits from share based compensation	1,662	9,462	3,152
Repurchase and retirement of common shares	(103,882)	(6,289)	(3,507)
Redemption of senior subordinated convertible notes	(164,429)	(5,358)	—

Cash (used in) provided by financing activities	(252,051)	24,086	11,727
Effect of exchange rate changes on cash and cash equivalents	847	(119)	(144)

Net (decrease) increase in cash and cash equivalents	(14,226)	29,100	(80,601)
Cash and cash equivalents at beginning of fiscal year	56,887	27,787	108,388

Cash and cash equivalents at end of fiscal year	$42,661	$56,887	$27,787

Supplemental disclosure of consolidated cash flow information:
Cash paid for income taxes	$35,002	$38,396	$15,178

Cash paid for interest	$1,685	$3,386	$3,414

Supplemental disclosure of consolidated non-cash investing and financing activities:
Extinguishment of senior subordinated convertible notes with issuance of common stock	$82,711	$—	$—

Transfers of equipment from inventory	$2,064	$4,123	$2,642

Purchases of property, plant and equipment through accounts payable and other accrued liabilities	$345	$231	$1,573

Purchase of intangibles through other accrued liabilities	$—	$—	$500

Acquisition of Levitronix
Contingent consideration included in other accrued liabilities	$1,518	$—	$—

Contingent consideration included in contingent liabilities	$22,052	$—	$—

See notes to consolidated financial statements

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Operations and Summary of Significant Accounting Policies

Basis of Presentation

        Thoratec Corporation (referred to in these Notes as "we," "our," "us," or the "Company"), is headquartered in Pleasanton, California and is a manufacturer of mechanical circulatory support products for use by patients with heart failure. Thoratec develops, manufactures and markets products that are used by physicians and hospitals for cardiac assist applications. Thoratec conducts business both domestically and internationally.

        On April 25, 2010, our Board of Directors made a decision to sell our wholly-owned subsidiary, International Technidyne Corporation ("ITC") and on November 4, 2010, we sold ITC to ITC Nexus Holding Company, Inc. ("Nexus") for $55 million in cash pursuant to a Stock Purchase Agreement, dated as of November 4, 2010, with Nexus ("Purchase Agreement"). Accordingly, certain items have been reclassified to be presented as discontinued operations in the consolidated financial statements.

        We report on a 52-53 week fiscal year, which ends on the Saturday closest to December 31. The fiscal year ended January 2, 2010 ("Fiscal 2009") included 52 weeks, the fiscal year ended January 1, 2011 ("Fiscal 2010") included 52 weeks and the fiscal year ended December 31, 2011 ("Fiscal 2011") included 52 weeks. Our consolidated financial statements include our wholly owned subsidiaries: Thoratec LLC, based in the United States, and Thoratec Europe Limited, based in the United Kingdom, and Thoratec GmbH, based in Switzerland. All intercompany transactions and balances have been eliminated in consolidation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net sales and expenses during the reported periods. Actual results could differ materially from those estimates and assumptions.

Financial Statement Presentation Matters

        Subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended January 1, 2011, management determined that amortization of core technology and developed technology for the fiscal years 2010 and 2009 should have been presented within cost of product sales. In addition, amortization of patents and trademarks for the fiscal years 2010 and 2009 has been reclassified to selling, general and administrative to conform to current year presentation. Previously, amortization of these purchased intangible assets was reported as a separate line item within operating expenses.

        The impact of the correction and reclassification on specific line items in our fiscal 2010 and 2009 consolidated statements of operations is presented below:

	Fiscal Year 2010		Fiscal Year 2009
	As previously reported	As reported	As previously reported	As reported
	(in thousands)		(in thousands)
Cost of product sales	$123,709	$132,434	$95,555	$104,280
Gross profit	$259,264	$250,539	$184,413	$175,688
Selling, general, and administrative	$89,222	$90,269	$82,079	$83,188
Amortization of purchased intangible assets	$9,772	$—	$9,834	$—
Total operating expenses	$157,825	$149,100	$134,656	$125,931

        This had no impact on previously reported product sales, income before taxes, net income, earnings per share, or any consolidated balance sheet or statement of cash flow categories.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

        Additionally, the presentation of cash flows from operating activities within the consolidated statements of cash flows was corrected to begin with net income instead of net income from continuing operations. Furthermore, reported cash flows from discontinued operations for operating and investing activities for the fiscal years ended 2010 and 2009, which were previously shown separately from cash flows from continuing operations, have been reclassified to be combined within the cash flow from operating and investing activities of the Company, respectively. These changes had no impact on the previously reported cash flows provided by (used in) continuing or discontinued operations.

Cash and Cash Equivalents

        Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase, consisting of money market funds and/or municipal bonds. The fair value of these investments (which approximates cost) are classified at Level 1 or Level 2—refer to Note 3 for further discussion.

Investments

        Our available for sale investments consist primarily of municipal bonds, variable demand notes, corporate bonds, and auction rate securities. These are reported as short-term investments on the consolidated balance sheets, with the exception of auction rate securities, which are classified as a long-term investment.

        Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, on our consolidated balance sheets. Changes in the fair value of available-for-sale securities impact the net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security's cost basis. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Our assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

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

Concentration of credit risks and certain other risks

        We sell our products primarily to large hospitals and distributors. Credit is extended to our customers; however credit risks are mitigated by our credit valuation process and reasonably short collection terms. We generally do not require collateral or other security to support accounts receivable and maintain allowances for potential credit losses. To date, credit losses have not been significant. Uncollectible accounts, if any, are written off against the allowance when it is deemed that a customer account is uncollectible.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

        We place cash and cash equivalents in the custody of financial institutions that management believes are of high credit quality, which at times, may be in excess of the amount insured by the Federal Deposit Insurance Corporation. We also have short and long-term investments in municipal bonds, variable demand notes and auction rate securities, backed by U.S. Government or private insurers, which can be subject to certain credit risk. However, we mitigate the risks by investing in high-grade instruments, limiting our exposure to any one issuer, and monitoring the ongoing creditworthiness of the financial institutions and issuers.

        We operate internationally and have significant operations and assets in the United Kingdom and Switzerland. We remain exposed to changes in law (including changes that result from international treaties and accords) that could adversely affect our results, such as increases in taxes or government fees; price controls; changes in health, environmental and medical regulations or other laws that increase our cost of compliance or reduce or delay available business opportunities. We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: counterparty credit risk in the current market environment; the ability to receive and maintain U.S. Food and Drug Administration ("FDA") and foreign regulatory authorities approval to manufacture, market and sell our products; our ability to adequately and timely address issues raised by FDA inspections; the ability to direct and manage current and future growth and physician acceptance of our current or future products; our reliance on specialized suppliers; the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, including the ability to obtain timely deliveries of parts from suppliers; our ability to identify and correct quality issues in a timely manner and at a reasonable cost; new product development and introduction, including FDA approval and market receptiveness; the ability to protect our proprietary technologies or an infringement by us of others' patents; the number of heart transplants conducted; our dependence upon distributors and any changes made to our method of distribution; competition from other products; worldwide demand for circulatory support and graft products and the management of risks inherent in selling in foreign countries; foreign currency fluctuations; the long and variable sales and deployment cycle of our mechanical circulatory support ("MCS") products; the willingness of third party payors to cover and provide appropriate levels of reimbursement for our products; the ability to realize the full value of our intangible assets; product liability or other claims; the ability to attract and retain talented employees; stock price volatility due to general economic conditions or future issuances and sales of our stock; the integration of any current and future acquisitions of companies or technologies; the occurrence of catastrophic disasters; the ability to maintain profitability; claims relating to the handling, storage or disposal of hazardous chemicals and biomaterials; changes in legal and accounting regulations and standards; changes in tax regulations; and limitations on potential acquisitions and stock pricing.

Inventories

        Inventories are valued at the lower of cost (first-in, first-out) or market. Products may become obsolete due to market or economic conditions, technology changes, new product introductions or changes in strategic direction and may require estimates that include uncertain elements. Based on management's estimate, adjustments to reduce the value of inventory to its net realizable value, if required, are made for estimated excess or obsolete inventory.

Property, Plant, and Equipment

        Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of two to thirty years. Leasehold improvements are amortized over the lesser of the useful life or the remaining term of the lease. Property, plant, and equipment also include certain medical devices rented to customers. Depreciation expense of all rental equipment included in our rental program is recognized ratably over two to three years and is recorded in cost of product sales.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

Valuation of Long-Lived Assets and Purchased Intangible Assets

        We evaluate the carrying value of long-lived assets, including purchased intangible assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long-lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. No impairments of purchased intangible assets have been identified during the fiscal years presented.

Goodwill

        We test goodwill for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves comparing the aggregate fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit as a whole. Goodwill is considered impaired, and an impairment charge is recorded, if the excess of the fair value of the reporting unit over the fair value of the net assets is less than the carrying value of goodwill. We found no impairment as a result of our fiscal 2011, 2010, and 2009 annual impairment reviews, as the fair value of our reporting unit was in excess of its carrying value.

Deferred Compensation Plan

        We established a non-qualified, unfunded deferred compensation plan for certain management employees and our Board of Directors. Amounts deferred and contributed under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. The liability for compensation deferred under this plan is included in "Other long-term liabilities" on our consolidated balance sheets. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match the liability under the plan with an investment that offsets a substantial portion of our exposure. The investments associated with the deferred compensation plan are included in "Other long-term assets" on our consolidated balance sheets at the cash surrender value of our corporate owned life insurance policies and the fair value of the mutual fund investments. Changes in the cash surrender value of our corporate owned life insurance policies and the fair value of mutual fund investments are included in our consolidated statements of operations for all periods presented.

Revenue Recognition and Accounts Receivable

        We recognize revenue from product sales to customers when persuasive evidence of an arrangement exists, the product has been delivered or service has been performed, the selling price is fixed or determinable, and collection is reasonably assured and there are no further obligations to customers. Delivery of the product is considered to have occurred when shipped. Sales from products are not subject to rights of return and, historically, actual sales returns have not been significant. We sell products through our direct sales force and through distributors. Sales through distributors are recognized as revenue upon sale to the distributor as these sales are considered to be final and no right of return or price protection exists.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

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

        Accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

Product Warranty

        The sales of our products generally include a limited one-year warranty on product quality. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated.

        The changes in the warranty provision included in "Other accrued liabilities" on the consolidated balance sheets were as follows for the fiscal years:

	2011	2010	2009
	(in thousands)
Balance, beginning of the fiscal year	$3,057	$1,706	$554
Additions	1,922	6,127	3,613
Settlements	(2,527)	(4,776)	(2,461)

Balance, end of the fiscal year	$2,452	$3,057	$1,706

Advertising

        All advertising costs are expensed as incurred and are included in selling, general and administrative in the consolidated statements of operations. Advertising expenses were $4.3 million, $3.4 million, and $2.8 million for fiscal 2011, 2010, and 2009, respectively.

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

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

Share Based Compensation

        Share based compensation expense is measured based on the grant-date fair value of the share based awards. We recognize share based compensation expense for the portion of the award that is expected to vest over the requisite service period for those awards. We develop an estimate of the number of share based awards which will ultimately vest, primarily based on historical experience. The estimated forfeiture rate is reassessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. In addition, expected volatility is based on a combination of historical volatility trends and market-based implied volatility. We use the Black-Scholes option pricing model as the method for determining the estimated grant-date fair value of stock options and purchase rights under the ESPP. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share based awards, including the option's expected term and the price volatility of the underlying stock.

        For restricted stock awards and restricted stock units, share-based compensation expense is calculated based on the fair value of our stock at the grant date.

Income Taxes

        Income taxes are recorded under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

        We record uncertain tax positions in accordance with accounting standards on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

        We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) includes net income, unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments from continuing operations. There are no unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments from discontinued operations.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

        Effective January 3, 2010, we changed our functional currency for our U.K. subsidiary from U.K. pounds to euros. This change did not have a material impact on our consolidated financial statements. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in other comprehensive income. The period-end translation of the non-functional currency assets and liabilities at the period-end exchange rates result in foreign currency gains and losses, which are included in "interest income and other" in the consolidated statement of operations.

Letter of Credit

        We maintain an Irrevocable Standby Letter of Credit as part of our workers' compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30 of each year, unless terminated by one of the parties. As of December 31, 2011 and January 1, 2011, our Letters of Credit balance was approximately $0.8 million.

Recently Issued Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The new guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance will be effective for the Company on January 1, 2012 and is not expected to have a material impact on its financial statements.

        In June 2011, new guidance was issued pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the Company's equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The new guidance, except for the provision deferred, is effective for fiscal years that begin after December 15, 2011. We have early adopted the disclosure provisions of this standard on a retrospective basis, except for the provision deferred. This adoption did not have an impact on our results of operations or financial position, but resulted in the presentation of a separate consolidated statement of comprehensive income.

        In September 2011, the FASB modified existing rules to allow entities to use a qualitative approach to test goodwill for impairment. The revised guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for us on January 1, 2012. Adoption of this standard is not expected to have an impact on our results of operations or financial position.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition of Levitronix

        On August 3, 2011, we acquired 100% of the medical business of Levitronix Medical ("Levitronix" or "Levitronix acquisition") for an upfront cash payment of $110 million, plus additional cash earn-out amounts (not to exceed $40 million in aggregate) payable annually over the next four years contingent upon achievement of certain product revenue targets. The earn out is calculated based on 36 percent of sales from Levitronix in excess of sales of approximately $24 million per year over the next four years commencing from the date of acquisition. The fair value of the contingent consideration is calculated using the income approach, utilizing various revenue assumptions and applying a probability to each outcome. By applying this method, the estimated undiscounted range of outcomes was from $9.7 million to $37.4 million. The fair value of the contingent consideration as of the acquisition date was estimated and recorded at $23.6 million. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded within operating expense within our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. At December 31, 2011, the fair value of the contingent consideration was $23.6 million.

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

        In accordance with accounting standards for business combinations, we accounted for the acquisition of Levitronix under the acquisition method. Under the acquisition method, the assets and liabilities assumed at the date of acquisition are recorded in the consolidated financial statements at their respective fair values at the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $113.0 million. Levitronix's results of operations are included in the consolidated financial statements from the date of acquisition.

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

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition of Levitronix (Continued)

        The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	(in thousands)	Amortization Period
Assets
Short-term:
Cash and cash equivalents	$26
Accounts receivable	2,300
Inventory	6,179
Other current assets	11
Long-term:
Property, plant and equipment	185
Identifiable purchased intangible assets
Developed technology	6,270	3 to 10 years
Patents and trademarks	2,700	10 years
Pre-existing license agreements	2,300	7 years
Customer based relationships and other	4,270	3 to 6 years
Goodwill	113,034
Deferred tax asset	1,144

Total Assets	138,419

Liabilities
Short-term:
Accrued liabilities	1,419
Warranty accrual	161
Contingent liabilities	580
Long-term:
Deferred tax liability	3,269
Contingent liabilities	22,990

Net Assets Purchased	$110,000

        In accordance with accounting for business combinations, we expensed $3.6 million for all legal, consulting and other costs directly related to the acquisition and have recorded these costs as a component of selling, general and administrative expenses. Accounts receivable, net of allowance for doubtful accounts and other liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. The fair value of the inventory was derived from model-based valuations for which all significant inputs and value drivers are observable directly or indirectly ("Level 2 inputs"). The fair value of the non-financial assets, summarized above, were derived from significant unobservable inputs ("Level 3 inputs") determined by management based on market analysis, income analysis and discounted cash flow model. The fair value of fixed assets was determined using market data for similar assets. The fair value of purchased identifiable intangible assets was determined using our discounted cash flow models from income projections prepared by management, using weighted average cost of capital plus a 1% premium. The fair value of contingent earn-out liability was determined using discounted cash flow models for five revenue scenarios which include a base case, most likely scenario, two scenarios that incorporate the likelihood of achieving lower revenues than estimated than the base case, and two scenarios that incorporate the likelihood of achieving higher revenues than the estimated base case. To calculate the fair value of the contingent liability, the probability of the discounted fair value of each scenario was weighted.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition of Levitronix (Continued)

        Purchased identifiable intangible assets included in the purchase price allocation consisted of: (i) developed technology of $6.3 million assigned economic lives of 3 to 10 years, amortized using a straight-line method, (ii) customer-based relationships of $4.0 million assigned economic lives of 3 to 6 years amortized using a straight-line method, (iii) patents and trademarks of $2.7 million assigned economic life of 10 years amortized using a straight-line method, (iv) pre-existing license agreements of $2.3 million assigned economic life of 7 years amortized using a straight-line method and (v) non-competition assets of $0.3 million assigned economic life of 5 years amortized using a straight-line method. All straight-line method of amortization above is based on the expected pattern of future benefits related to those respective intangible assets.

        Goodwill of approximately $113.0 million represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and represents the future economic benefits of maintaining the access to the U.S. CentriMag market, and expected synergies. From the acquisition date to December 31, 2011, the majority of goodwill is deductible for U.S. tax purposes, but non-deductible for foreign tax purposes. Deferred tax liabilities of approximately $3.3 million were recorded for certain foreign book to tax basis differences and deferred tax assets of approximately $1.1 million were recorded to reflect the U.S. impact of the foreign deferred tax liabilities.

        The following schedule summarizes Levitronix product sales and income data included in our consolidated statements of operations for the period from the date of acquisition to December 31, 2011:

August 3, 2011 to December 31, 2011
(in thousands)
Product sales	$4,071
Net loss from continuing operations	(2,048)

        The following schedule includes unaudited pro forma financial information for fiscal 2011 and 2010 as if the acquisition of Levitronix had occurred as of the beginning of the 2010 period. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisitions occurred on the dates indicated, nor do they give effect to synergies, cost savings, fair market value adjustments, profit in inventory, immaterial depreciation expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

	Fiscal 2011	Fiscal 2010
	(in thousands)
Product sales	$430,055	$393,392
Income before taxes	127,907	102,055
Net income from continuing operations	$81,496	$59,398

        The consolidated pro forma results include the following non-recurring pro-forma adjustments that were directly attributable to the acquisition:

  •
  Amortization expense related to the acquired intangible assets of $1.7 million and $2.5 million for fiscal 2011 and 2010, respectively.

  •
  Actual 2011 acquisition-related transaction costs of $3.6 million were excluded from the 2011 pro forma results above and included in the 2010 pro forma as if these costs were incurred during the 2010 period.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition of Levitronix (Continued)

  •
  Fair value adjustment related to inventory of $4.1 million, of which $3.6 million were sold from the acquisition date to December 31, 2011 and thus excluded from the 2011 pro forma results above. The 2010 pro forma includes the entire $4.1 million as if the inventory as of the acquisition date was entirely sold in the 2010 period.

  •
  Intercompany revenues are excluded from the pro forma consolidated results of operations as if Levitronix operations are consolidated at the beginning of fiscal 2010.

        Pro forma adjustments are tax-effected using our effective tax rate for each respective fiscal year.

Note 3. Fair Value Measurements and Fair Value of Financial Instruments

        Our financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, municipal and corporate bonds, variable demand notes, auction rate securities, derivative contracts, certain investments held as assets under the deferred compensation plan, and the contingent consideration in connection with the Levitronix acquisition. The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

        Level 1: Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access

        Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves

        Level 3: Inputs that are unobservable data points that are not corroborated by market data

        We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, and Level 3 during fiscal 2011, 2010 and 2009.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2011:
Assets
Cash equivalents(1):
Money market funds	$37,986	$37,986	$—	$—
Short-term investments:
Municipal bonds	97,560	—	97,560	—
Variable demand notes	48,800	—	48,800	—
Corporate bonds	4,393	—	4,393	—
Prepaid expenses and other assets:
Mark to market on foreign exchange contracts	674	—	674	—
Long-term investments:
Auction rate securities	16,090	—	—	16,090
Other long-term assets:
Investments included in our deferred compensation plan	2,171	—	2,171	—
Liabilities
Contingent consideration	$23,570	$—	$—	$23,570

(1)
Excludes cash of $4,675 as of December 31, 2011 from the table above.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of January 1, 2011:
Assets
Cash equivalents(1)(2):
Money market funds	$24,668	$24,668	$—	$—
Municipal bonds	15,234	—	15,234	—
Short-term investments:
Municipal bonds	256,121	—	256,121	—
Variable demand notes	119,080	—	119,080	—
Corporate bonds	16,055	—	16,055	—
Prepaid expenses and other assets:
Mark to market on foreign exchange contracts	172	—	172	—
Long-term investments:
Auction rate securities	21,379	—	—	21,379
Other long-term assets:
Investments included in our deferred compensation plan	2,408	—	2,408	—

(1)
Subsequent to the issuance of the Company's fiscal 2010 consolidated financial statements, the Company determined that $24.7 million and $15.2 million of money market funds and municipal bonds, respectively, included within cash and cash equivalents in the accompanying consolidated balance sheet as of January 1, 2011, should have been included in the fair value hierarchy table for financial assets and financial liabilities measured at fair value on a recurring basis. Accordingly, the Company has corrected the above table for these items.

(2)
Excludes cash of $16,985 as of January 1, 2011 from the table above.

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

        Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets include the auction rate securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The auction rate securities were valued using a discounted cash-flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of auction rate securities. In addition, Level 3 financial liabilities include the contingent consideration related to the acquisition of Levitronix, because the fair value includes significant management judgment or estimation. The contingent consideration was valued using discounted cash flow models for five revenue scenarios which include a base case (the most likely scenario), two scenarios that incorporate the likelihood of achieving lower revenues than estimated than the base case, and two scenarios that incorporate the likelihood of achieving higher revenues than the estimated base case. To calculate the fair value of the contingent considerations, the probability of the fair value of each scenario was weighted.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2011:
Short-term investments:
Municipal bonds	$97,406	$160	$(6)	$97,560
Variable demand notes	48,800	—	—	48,800
Corporate bonds	4,398	1	(7)	4,393

Total short-term investments	$150,604	$161	$(13)	$150,753

Long-term investments:
Auction rate securities	$18,900	$—	$(2,810)	$16,090

As of January 1, 2011:
Short-term investments:
Municipal bonds	$255,785	$470	$(134)	$256,121
Variable demand notes	119,080	—	—	119,080
Corporate bonds	15,899	156	—	16,055

Total short-term investments	$390,764	$626	$(134)	$391,256

Long-term investments:
Auction rate securities	$24,700	$—	$(3,321)	$21,379

        As of December 31, 2011, we owned approximately $18.9 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between AAA and BB. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

        As of December 31, 2011, we had recorded an estimated cumulative unrealized loss of $2.8 million ($1.7 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within the consolidated shareholders' equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as "temporary" or "other-than-temporary" and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). Our auction rate securities are classified as long-term and are valued at $16.1 million using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. During fiscal 2011, we liquidated at par value $5.8 million of our auction rate securities.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge to earnings on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize the investments' fair value.

        Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments. The underlying mutual fund investments are deemed trading securities. The mutual fund investments' fair value and the cash surrender value of our corporate-owned life insurance policies are classified in the consolidated balance sheets in "Other long-term assets." The aggregate value of our deferred compensation plan assets as of December 31, 2011 and January 1, 2011 was as follows:

	December 31, 2011	January 1, 2011
	(in thousands)
Deferred compensation plan	$3,763	$3,188

        The unrealized gain before tax from the change in the value of the deferred compensation plan was $0.2 million, $0.4 million, and $0.4 million in fiscal 2011, 2010 and 2009, respectively.

        The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows:

	Amortized Cost	Fair Value
	(in thousands)
As of December 31, 2011:
Maturing within 1 year	$128,602	$128,744
Maturing after 1 year through 5 years	22,002	22,009

Short-term available-for-sale investments	150,604	150,753
Maturing after 5 years	18,900	16,090

	$169,504	$166,843

As of January 1, 2011:
Maturing within 1 year	$347,833	$348,404
Maturing after 1 year through 5 years	42,931	42,852

Short-term available-for-sale investments	390,764	391,256
Maturing after 5 years	24,700	21,379

	$415,464	$412,635

        The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities at the end of fiscal 2010 and 2011:

	Auction rate securities
	2011	2010
	(in thousands)
Balance, beginning of the fiscal year	$21,379	$24,634
Settlements at par	(5,800)	(3,000)
Total unrealized gains (losses) include in other comprehensive loss	511	(255)

Balance, end of the fiscal year	$16,090	$21,379

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

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

        The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of contingent consideration for fiscal 2011:

Contingent Consideration
(in thousands)
Balance, beginning of the fiscal year	$—
Additions (See Note 2)	23,570
Payments	—
Change in fair value	—

Balance, end of the fiscal year	$23,570

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

        Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist. There was no impairment recorded for fiscal 2011, 2010, or 2009. Non-financial assets such as identified intangibles acquired in connection with the Levitronix acquisition during fiscal 2011 are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

Financial Instruments Disclosed at Fair Value

        Senior subordinated convertible notes measured at fair value using Level 2 inputs, including quoted prices of identical liabilities. The senior subordinated convertible notes were redeemed for cash and common stock during fiscal 2011. See Note 8 for detailed disclosure.

Note 4. Foreign Exchange Instruments

        We utilize foreign currency forward exchange contracts and options with recognized financial institutions to manage our exposure to the impact of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated sales and purchase transactions. We do not use derivative financial instruments for speculative or trading purposes. These derivatives are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, British Pound Sterling, U.S. Dollar and Swiss Franc. The periods of these forward contracts is between 30 to 120 days and have varying notional amounts that are intended to be consistent with changes in the underlying exposures. We intend to exchange foreign currencies for U.S. dollars at maturity.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Foreign Exchange Instruments (Continued)

        Total gross notional amounts for outstanding derivatives instruments were as follows at the end of the fiscal year:

	2011	2010
Forward contracts:
Euro (sell)	€9.6 million	€11.4 million
British Pound Sterling (sell)	£0.8 million	£1.9 million
U.S. Dollar (sell)	$3.6 million	$5.4 million
U.S. Dollar (buy)	$76.2 million	—
U.S. Dollar (buy)	$9.1 million	—

        The following table shows the derivative instruments measured at gross fair value reported under the caption of "Prepaid expenses and other assets" on the consolidated balance sheets as of the end of the fiscal year:

	2011	2010
	(in thousands)
Derivatives not designated as hedging instruments
Forward contracts	$674	$172

        The following table shows the effect of derivative instruments not designated as hedging instruments in the consolidated statements of operations in fiscal years 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)
Foreign currency exchange gains included in Interest income and other	$305	$744	$334

Note 5. Balance Sheet Information

        The following tables provide details of selected consolidated balance sheets items as of the end of the fiscal year:

        Inventories consisted of the following at the end of each fiscal year:

	2011	2010
	(in thousands)
Finished goods	$20,911	$8,439
Work-in-process	11,296	14,971
Raw materials	23,484	36,380

Total	$55,691	$59,790

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Balance Sheet Information (Continued)

        Property, plant and equipment, net consisted of the following at the end of each fiscal year:

	2011	2010
	(in thousands)
Land, building and improvements	$20,116	$18,498
Equipment and capitalized software	38,829	40,887
Furniture and leasehold improvements	23,406	22,070

Total property, plant and equipment	82,351	81,455
Less accumulated depreciation and amortization	(43,423)	(43,378)

Total property, plant and equipment, net	$38,928	$38,077

        Depreciation expense in fiscal years 2011, 2010 and 2009 was $8.5 million, $6.7 million and $7.5 million, respectively.

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

Note 6. Goodwill and Intangible Assets, net

        The carrying amount of goodwill and the changes in those balances of each fiscal year are as follows:

	2011	2010
	(in thousands)
Balance, beginning of the fiscal year	$95,015	$95,015
Goodwill due to business combination	113,034	—
Foreign currency translation impact	(16,856)	—

Balance, end of fiscal year	$191,193	$95,015

        In 2011, we acquired Levitronix and recorded $113.0 million of goodwill. From the acquisition date to December 31, 2011, the majority of the goodwill was deductible for U.S tax purposes, but non-deductible for foreign tax purposes. Refer to Note 2 for additional information.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Goodwill and Intangible Assets, net (Continued)

        After completing our annual impairment review in the fourth quarter of fiscal 2011, 2010, and 2009, we concluded that goodwill was not impaired in any of the years presented.

        Intangibles (net of accumulated amortization) were as follows:

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Patents and trademarks	$43,531	$(31,836)	$11,695
Core technology	37,180	(19,445)	17,735
Developed technology	128,072	(69,262)	58,810
Pre-existing license agreement	2,300	(145)	2,155
Customer based relationships and other	4,270	(493)	3,777

	215,353	(121,181)	94,172

Foreign currency translation impact	(1,893)	—	(1,893)

Total purchased intangible assets	$213,460	$(121,181)	$92,279

	As of January 1, 2011
	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Patents and trademarks	$40,832	$(30,672)	$10,160
Core technology	37,180	(17,502)	19,678
Developed technology	121,805	(63,125)	58,680

Total purchased intangible assets	$199,817	$(111,299)	$88,518

        Acquisition-related intangible assets include the costs of acquired product technology, patents, trademarks and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 10 years. In 2011, we acquired Levitronix and recorded $15.6 million of intangible assets. Refer to Note 2 for additional information.

        Patents and trademarks have remaining useful lives ranging from 8 to 11 years, core and developed technology assets have remaining useful lives ranging from 1 to 11 years, pre-existing license agreements have remaining useful lives of 7 years, and customer-based relationships have remaining lives of 3 to 6 years.

        We review intangible assets for impairment when indication of potential impairment exists. No impairment charges were recorded during fiscal 2011, 2010 and 2009. We have no intangible assets with indefinite lives. Amortization expense related to identifiable intangible assets was $9.7 million, $9.8 million, and $9.8 million in fiscal 2011, 2010, and 2009, respectively.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Goodwill and Intangible Assets, net (Continued)

        Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

(in thousands)
Fiscal year:
2012	$11,310
2013	11,310
2014	10,835
2015	10,170
2016	10,145
Thereafter	40,402

Total	$94,172

Note 7. Commitments and Contingencies

Legal Proceedings

        From time to time we are involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain.

Contingent Considerations

        In August 2011, we acquired Levitronix using a combination of cash and post acquisition earn-out payments. The earn-out payments are payable annually over the next four years, calculated based on 36 percent of sales from Levitronix in excess of approximately $24 million per year. Each annual earn-out payment is contingent upon results of operations. As of December 31, 2011, the fair value of the contingent consideration was $23.6 million, of which $1.5 million is included in "Other current liabilities" and $22.1 million is reported in "Contingent liabilities" on the consolidated balance sheet.

Leases

        We lease certain manufacturing, office, research facilities and equipment are under operating lease agreements. Future minimum lease payments for the next five years and thereafter are as follows:

(in thousands)
Fiscal year ended:
2012	$2,076
2013	1,741
2014	1,297
2015	1,054
2016	936
Thereafter	11,937

Total	$19,041

        Rent expense for all operating leases for fiscal 2011, 2010 and 2009 was $2.2 million, $1.9 million and $1.6 million, respectively.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Commitments and Contingencies (Continued)

Commitments

        We have purchase order commitments, including both supply and inventory related agreements, totaling approximately $77.4 million and $112.3 million as of December 31, 2011 and January 1, 2011, respectively.

        We enter into standard indemnification provisions with many of our customers and certain other business partners in the ordinary course of business. These provisions include obligations to indemnify the customers, distributors and certain vendors against any claim brought by a third party to the extent any such claim alleges that our products infringe an intellectual property right of a third party, that the use of our products caused injury or death, or that our products were defective, in each case subject to certain limitations, including that the products be used in strict accordance with their FDA approved labeling. The maximum potential amount of future payments we could be required to make under these indemnification obligations is not estimable. However, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification obligations. No material claims for such indemnification were outstanding as of December 31, 2011. We have not recorded any liabilities for these indemnification obligations as of December 31, 2011 and January 1, 2011.

Note 8. Debt and Other Financing Arrangements

Senior Subordinated Convertible Notes

        In 2004, we completed the sale of $143.8 million of initial principal amount of senior subordinated convertible notes due in 2034. The convertible notes were sold to "qualified institutional buyers" pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A.

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

        Holders could require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. On March 31, 2011, pursuant to our rights under the terms of the Notes we gave notice of our intention to redeem all of our outstanding senior subordinated convertible notes on May 17, 2011. During the second quarter, prior to or on May 16, 2011, bondholders converted 243,367 bonds, and we elected to pay $164.4 million in cash and issue 2,397,535 shares with an estimated fair value at conversion of $82.7 million. In addition, on May 17, 2011, we redeemed the remaining outstanding 15 bonds for cash. We accounted for the extinguishment in accordance with ASC 470-20, Debt, and there was no gain or loss reported for the fiscal year ended December 31, 2011. The difference of $105.7 million between the fair value of the aggregate consideration paid of $247.1 million and the face value of the senior subordinated convertible notes of $141.4 million was recorded to additional paid-in capital.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Debt and Other Financing Arrangements (Continued)

        In accordance with accounting standards for certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on the senior subordinated convertible notes separately. This accounting pronouncement increased interest expense associated with our senior subordinated convertible notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (2.375% per year) of the senior subordinated convertible notes and the effective interest rate on debt borrowing (9% per year). The discount, which represents the non-cash interest expense, classified as interest expense on the consolidated statements of operations, was being amortized to interest expense over a seven-year period ending May 16, 2011 (the expected life of the liability component) using the effective interest method. Additionally, we allocated transaction costs on the same percentage as the liability and equity component, such that a portion of the deferred debt issuance costs was allocated to the liability component to be amortized using the effective interest method until May 16, 2011, and the equity component to be included in additional paid-in capital.

        Interest expense primarily includes interest and amortization of discount related to senior subordinated convertible notes as follows:

	Fiscal Years
	2011	2010	2009
	(in thousands)
Interest expense—cash component	$1,259	$3,379	$3,414
Interest expense—non-cash component	3,127	8,842	8,224

Credit Facility

        On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants. The Company was in compliance with all covenants as of December 31, 2011. The credit agreement permits the Company to use the facility for working capital and general corporate purposes. As of December 31, 2011, there were no borrowings under this credit facility.

Note 9. Share Based Compensation

        Our Board of Directors authorized the 2006 Incentive Stock Plan (the "2006 Plan"). The 2006 Plan was last amended in December 2011. Participation in the 2006 Plan is limited to employees, directors, and consultants. Shares reserved for future issuance under the 2006 Plan may be used for grants of stock options ("options"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and other types of awards. Options granted under the 2006 Plan are either incentive or nonqualified stock options and generally become exercisable in increments over a period of four years from the date of grant and expire generally ten years from the grant date. RSAs and RSUs generally vest over a four-year period.

        The Board of Directors authorizes the granting of options, RSUs and other type of awards, and determines the employees and consultants to whom options, RSUs, or other awards are to be granted, the number of shares, term, vesting schedule and other terms and conditions of the options, RSUs or other stock awards. The exercise prices of the options shall not be less than the fair market value of common stock on the date of grant. The fair value of RSUs granted was determined based on the number of RSUs granted and the quoted price of our common stock on the date of grant. As of December 31, 2011, 2.7 million shares remained available for grant under the 2006 Plan.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share Based Compensation (Continued)

        Additionally, we sponsor the Employee Stock Purchase Plan (the "ESPP") in which eligible employees may contribute up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period. During fiscal 2011, approximately 118,200 shares of common stock were issued under the ESPP. As of December 31, 2011, approximately 292,000 shares remained available for issuance under this plan.

        Share based compensation expense and related share award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

        Share based compensation expense from continuing operations included in the consolidated statements of operations consist of the following:

	Fiscal Years
	2011	2010	2009
	(in thousands)
Cost of product sales	$1,543	$1,262	$1,045
Selling, general and administrative	10,387	8,064	6,670
Research and development	4,171	3,328	2,575

Total share based compensation expense before taxes	16,101	12,654	10,290
Tax benefit for share based compensation expense	5,688	4,649	2,396

Total share based compensation expense—continuing operations (net of taxes)	$10,413	$8,005	$7,894

Total share based compensation expense—discontinued operations (net of taxes)	$—	$2,203	$2,153

        Share based compensation expense of $0.4 million, $0.3 million and $0.3 million was capitalized to inventory as of December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

        We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. The excess tax benefits (i.e., windfalls only for tax deductions in excess of the share based compensation expense recognized) are reported as financing cash flows of $1.7 million, $9.5 million and $3.2 million for fiscal 2011, 2010 and 2009, respectively on the consolidated statements of cash flows.

        Cash proceeds from the exercise of stock options were $11.5 million, $22.8 million and $9.2 million for fiscal 2011, 2010 and 2009, respectively. Cash proceeds from our employee stock purchase plan were $3.1 million, $3.4 million and $2.9 million for fiscal 2011, 2010 and 2009, respectively. The actual income tax benefit realized from stock option exercises was $1.8 million, $11.2 million and $3.9 million for fiscal 2011, 2010 and 2009, respectively.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share Based Compensation (Continued)

Stock Options

        The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula and a single option award approach with the following assumptions:

	Fiscal Years
	2011	2010	2009
Risk-free interest rate	2.71%	2.95%	2.34%
Expected volatility	44%	40%	53%
Expected option life	4.69 - 5.33 years	4.87 - 5.89 years	4.89 - 6.03 years
Dividends	None	None	None

Determining Fair Value for Options

  •
  Valuation and amortization method—We estimate the fair value of stock options granted using the Black-Scholes-option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

  •
  Expected Term—The expected term of options represents the period of time that options are expected to be outstanding. We use separate assumptions for groups of employees (for example, officers) that have similar historical exercise behavior, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our share-based awards. The range above reflects the expected option impact of these separate groups.

  •
  Expected Volatility—For fiscal 2011 and 2010, our expected volatility was based on a combination of historical volatility trends and market-based implied volatility because we determined that this combination of historical volatility trends and market-based implied trends is reflective of market conditions. Prior to fiscal 2010, estimated volatility was based solely on the historical volatility of our common stock given. The decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options.

  •
  Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

  •
  Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share Based Compensation (Continued)

        Option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding as of January 3, 2009 (2,775 exercisable at $15.23 weighted average price per share)	4,259	$16.37	5.98

Granted	345	24.03
Cancelled and expired	(95)	22.44
Exercised	(652)	14.08

Outstanding as of January 2, 2010 (2,687 exercisable at $16.17 weighted average price per share)	3,857	$17.29	5.60

Granted	482	30.47
Cancelled and expired	(215)	24.10
Exercised	(1,430)	15.97

Outstanding as of January 1, 2011 (1,883 exercisable at $17.60 weighted average price per share)	2,694	$19.81	5.05

Granted	643	27.72
Cancelled and expired	(112)	24.11
Exercised	(687)	16.72

Outstanding as of December 31, 2011	2,538	22.46	5.96

        As of December 31, 2011, there was $5.6 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options which we expect to recognize over a weighted average period of 1.4 years. The aggregate intrinsic value of in-the-money options outstanding as of December 31, 2011 was $28.3 million. The total intrinsic value of options exercised during fiscal 2011, 2010, and 2009 was $8.1 million, $33.1 million and $9.2 million, respectively. The weighted average grant-date fair value of options granted during fiscal 2011, 2010 and 2009 was $13.53 per share, $12.80 per share and $12.07 per share, respectively.

        The following table summarizes options outstanding that have vested or expected to vest and exercisable as of December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Price
	(in thousands)		(in years)	(in millions)
Vested or expected to vest	2,463	$22.28	5.87	$27.9
Exercisable	1,484	$19.04	4.12	$21.6

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share Based Compensation (Continued)

        Options outstanding as of December 31, 2011 are summarized as follows:

	Options Outstanding			Options Exercisable
	(in thousands, except contractual life and exercise price)
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.60 - $12.45	280	2.28	$11.79	280	$11.79
12.61 - 14.97	297	4.35	14.56	231	14.44
15.01 - 20.34	390	3.99	18.53	389	18.54
20.60 - 22.69	21	4.22	21.16	20	16.20
23.62 - 23.62	372	4.04	23.62	372	23.62
23.64 - 24.97	214	7.10	23.96	103	23.97
27.30 - 27.30	543	9.16	27.30	—	—
28.10 - 28.10	10	8.04	28.10	2	28.10
29.81 - 29.81	300	8.17	29.81	74	29.81
29.85 - 44.79	111	9.16	33.77	13	35.70

	2,538	5.96	22.46	1,484	19.04

Restricted Stock Awards

        No RSAs have been granted since fiscal 2008. As of December 31, 2011, we had $0.2 million of unrecognized compensation expense, net of estimated forfeitures, which we expect to recognize over a weighted average period of 0.19 years.

        RSA activity is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding unvested restricted stock as of January 3, 2009	983	$16.83
Vested	(326)	17.12
Forfeited or expired	(48)	17.36

Outstanding unvested restricted stock as of January 2, 2010	609	16.63
Vested	(289)	17.20
Forfeited or expired	(86)	16.14

Outstanding unvested restricted stock as of January 1, 2011	234	16.11
Vested	(155)	16.53
Forfeited or expired	(8)	15.93

Outstanding unvested restricted stock as of December 31, 2011	71	15.23

Restricted Stock Units

        We began issuing RSUs in fiscal 2008. As of December 31, 2011, we had $22.5 million of unrecognized compensation expense, net of estimated forfeitures, which we expect to recognize over a weighted average period of 2.63 years. The aggregate intrinsic value of the RSUs outstanding was $38.6 million.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share Based Compensation (Continued)

        RSU activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract (in Years)
Outstanding units as of January 3, 2009	28	$16.66	2.46
Granted	498	24.63
Released	(49)	24.70
Forfeited or expired	(14)	23.93

Outstanding units as of January 2, 2010	463	24.17	3.12
Granted	718	31.47
Released	(250)	28.89
Forfeited or expired	(243)	27.61

Outstanding units as of January 1, 2011	688	28.86	1.53
Granted	736	28.73
Released	(209)	28.25
Forfeited or expired	(64)	27.94

Outstanding units as of December 31, 2011	1,151	28.88	1.50

Employee Stock Purchase Plan

        The estimated subscription date fair value of the offering under the ESPP for fiscal 2011, 2010 and 2009 was approximately $0.6 million, $0.6 million and $0.6 million, respectively, using the Black-Scholes option pricing model and the following assumptions:

	Fiscal Years
	2011	2010	2009
Risk-free interest rate	0.05%	0.16%	0.17%
Expected volatility	36%	46%	40%
Expected option life	0.50 years	0.50 years	0.50 years
Dividends	None	None	None

        As of December 31, 2011, there was approximately $0.4 million of unrecognized compensation expense related to ESPP subscriptions that began on November 1, 2011, which amount we expect to recognize during the first four months of 2012.

Note 10. Common and Preferred Stock

        We authorized 100 million shares of no par common stock, and 2.5 million shares of no par preferred stock, of which 540,541 shares have been designated Series A, 500,000 shares have been designated Series B and 100,000 shares have been designated Series RP.

        The Series A preferred stock is entitled to cumulative annual dividends of $1.30 per share and has a liquidation preference of $9.25 per share plus cumulative unpaid dividends. We may redeem the Series A preferred stock at any time for its liquidation preference. Each share of Series A preferred stock is convertible into one-third of a share of common stock, after adjusting for earned but unpaid dividends. As of December 31, 2011, no shares of Series A preferred stock were outstanding.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Common and Preferred Stock (Continued)

        The Series B preferred stock is senior to the Series A in all preferences. The Series B preferred stock is entitled to cumulative annual dividends of $0.96 per share and has a liquidation preference of $8.00 per share plus cumulative unpaid dividends. The Series B preferred stock is redeemable by us five years after its issuance for its liquidation preference. Each share of Series B preferred stock is convertible at any time into three and one-third shares of common stock and has certain anti-dilution provisions. Series B preferred shares vote on an as-converted basis. As of December 31, 2011, no shares of Series B preferred stock were outstanding.

        On May 2, 2002, we adopted a shareholder rights plan (the "Rights Plan"). Under the Rights Plan, we distributed one purchase right for each share of common stock outstanding at the close of business on May 17, 2002. If a person or group acquires 15% or more of our common stock in a transaction not pre-approved by our Board of Directors, each right will entitle its holder, other than the acquirer, to buy our common stock at 50% of its market value for the right's then current exercise price (initially $70.00). In addition, if an unapproved party acquires more than 15% of our common stock, and the Company is later acquired by the unapproved party or in a transaction in which all shareholders are not treated alike, shareholders with unexercised rights, other than the unapproved party, will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the rights. Each right also becomes exercisable for one one-thousandth of a share of our Series RP preferred stock at the right's then current exercise price ten days after an unapproved third party makes, or announces an intention to make, a tender offer or exchange offer that, if completed, would result in the unapproved party acquiring 15% or more of our common stock. Our Board of Directors may redeem the rights for a nominal amount at any time before an event that causes the rights to become exercisable. Unless extended by our Board of Directors, the rights will expire on May 2, 2012.

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

        During fiscal 2011, under a $100 million repurchase program announced on February 14, 2011 ("February 2011 program"), we paid an aggregate of $50 million to repurchase 1,783,267 shares of our common stock. On November 7, 2011 we announced that our Board of Directors authorized a new program ("November 2011 program") for the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the February 2011 program to November 4, 2012. During the fourth quarter of 2011, under the February 2011 program, we paid an additional $50 million to repurchase 1,685,270 shares of our common stock. All shares that have been repurchased have reduced our issued and outstanding common stock. At December 31, 2011, $50.0 million is available for repurchases of shares of our common stock under our stock repurchase programs. During fiscal 2011, we repurchased $100 million worth of shares under the stock repurchase program authorized at an average price of $28.82 per share or 3,468,537 shares.

        We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $100 million of shares repurchased by reducing the additional-paid-in capital balance by the average value per share reflected in the account prior to the repurchase and the excess was allocated to retained earnings. Based on this allocation, additional-paid-in capital decreased by $36.4 million and retained earnings decreased by $63.5 million in the consolidated statement of shareholders' equity.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Retirement Savings Plans

        Substantially all of our U.S. employees are eligible to participate in a 401(k) retirement savings plan (the "Retirement Plan"). Under the Retirement Plan, employees may elect to contribute up to 100% of their eligible compensation to the Retirement Plan with the Company making discretionary matching contributions, subject to certain IRS limitations. During fiscal 2009 to 2011, the matching contribution was 50%, up to the first 6% of eligible employee plan contribution. Employees vest in the matching contribution at the rate of 25% per year, with full vesting after four years of service with us. In fiscal 2011, 2010 and 2009, we made matching contributions of approximately $1.7 million, $1.4 million and $1.2 million, respectively.

        In 2004, we established a non-qualified, unfunded deferred compensation plan for certain management employees and our Board of Directors. Amounts deferred and contributed under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. The liability for compensation deferred under this plan was $3.7 million and $3.3 million at December 31, 2011 and January 1, 2011, respectively, and is included in "Other long-term liabilities" on our consolidated balance sheets. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investments that offset a substantial portion of the Company's exposure. The cash surrender value of these corporate owned life insurance policies and the fair value of the mutual fund investments aggregated $3.8 million and $3.2 million as of December 31, 2011 and January 1, 2011, respectively, and is included in "Other long-term assets" on the consolidated balance sheets.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Taxes on Income

        Significant components of income taxes are as follows:

	Fiscal Years
	2011	2010	2009
	(in thousands)
Continuing operations:
Current:
Federal	$34,453	$35,122	$18,636
State	4,770	7,501	3,480
Foreign	2,483	2,516	415

	41,706	45,139	22,531
Deferred:
Federal	(1,167)	(10,326)	(5,615)
State	(433)	(1,347)	(3,006)
Foreign	(810)	76	(219)

	(2,410)	(11,597)	(8,840)

Total income tax expense—continuing operations	$39,296	$33,542	$13,691

Discontinued operations:
Current:
Federal	$(605)	$(4,431)	$85
State	(151)	634	156

	(756)	(3,797)	241

Deferred:
Federal	—	(950)	(1,395)
State	(15)	(449)	(368)
Foreign	—	18	—

	(15)	(1,381)	(1,763)

Total income tax (benefit)—discontinuing operations	$(771)	$(5,178)	$(1,522)

        Income (loss) from operations before taxes generated from geographic areas is as follows:

	Fiscal Years
	2011	2010	2009
	(in thousands)
Continuing operations:
Domestic	$108,733	$89,386	$40,028
Foreign	3,138	3,161	2,568

Total—continuing operations	$111,871	$92,547	$42,596

Discontinued operations:
Domestic	$(1,802)	$(11,017)	$(1,843)

Total income from operations before taxes generated	$110,069	$81,530	$40,753

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Taxes on Income (Continued)

        The income tax expense in the accompanying statements of operations differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% to income before taxes due to the following:

	Fiscal Years
	2011		2010		2009
	(in thousands, except percentages)
Continuing operations:
U.S. federal statutory income tax expense	$39,155	35.0%	$32,391	35.0%	$14,908	35.0%
State income tax expense, net of federal tax benefit	2,425	2.2	2,638	2.9	853	2.0
Non-deductible expenses	314	0.3	(84)	(0.1)	458	1.1
Research and development credits	(2,119)	(1.9)	(1,077)	(1.2)	(736)	(1.7)
Foreign earnings permanently reinvested	(63)	(0.1)	(39)	(0.1)	(138)	(0.3)
Tax advantaged investment income	(717)	(0.6)	(1,472)	(1.6)	(1,599)	(3.8)
Return-to-provision true-up	(63)	(0.1)	1,169	1.3	592	1.4
California rate change	—	—	—	—	(927)	(2.2)
Revaluation of combined state deferred	—	—	575	0.6	—	—
Levitronix U.S. deferred tax asset write-off	862	0.8	—	—	—	—
Purchased intangible rate change	—	—	—	—	(973)	(2.3)
Compensation limitation write-down	859	0.7	700	0.8	1,424	3.3
Domestic production activities	(2,820)	(2.5)	(2,530)	(2.7)	(1,291)	(3.0)
Valuation allowance	(45)	0.0	821	0.9	—	—
Other	(72)	(0.1)	—	—	121	0.3
Tax reserves	1,580	1.4	450	0.4	999	2.3

Total income tax expense from continuing operations	$39,296	35.1%	$33,542	36.2%	$13,691	32.1%

        Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Taxes on Income (Continued)

        Significant components of deferred tax assets and liabilities for continuing operations are as follows:

	December 31, 2011	January 1, 2011
	(in thousands)
Deferred tax assets:
Write-off of acquired technology	$—	$124
Reserves and accruals	3,236	3,403
Depreciation and amortization	1,479	4,610
Inventory basis difference	3,987	5,752
Share-based compensation	5,972	5,028
Research and development and other credit carry forwards	3,989	4,174
Capital loss carryovers	4,780	5,072
Other, net	1,762	1,225

Total deferred tax assets	25,205	29,388
Valuation allowance	(4,780)	(5,072)

	20,425	24,316

Deferred tax liabilities:
Purchased intangibles	(29,540)	(32,709)
Interest expense	—	(1,267)
Other, net	(27)	(35)

Total deferred tax liabilities	(29,567)	(34,011)

Net deferred tax liabilities	$(9,142)	$(9,695)

Reported As:
Current deferred tax assets	$10,116	$9,677
Other long-term assets—deferred tax assets	1,171	737
Net long-term deferred tax liabilities	(20,429)	(20,109)

Net deferred tax liabilities	$(9,142)	$(9,695)

        As of December 31, 2011, we had research and development tax credit carryovers for state purposes of approximately $7.8 million. These state credits generally may be carried forward indefinitely.

        As of December 31, 2011, we had approximately $12.4 million of federal and state capital losses remaining from 2010, which may generally be carried back three years for federal purposes and carried forward five years up to 2015 for both federal and California purposes.

        The valuation allowance for deferred tax assets as of December 31, 2011 and January 1, 2011 was approximately $4.8 million and $5.1 million, respectively. The valuation allowance of $4.8 million as of December 31, 2011 is related to capital loss carry forwards that, in the judgment of management, are not more likely than not to be realized. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income of the appropriate character during the periods in which those temporary differences are deductible. We do not currently anticipate recognizing capital gains which will enable the Company to utilize the capital loss carry forwards; therefore the Company has recorded a full valuation allowance against this deferred tax asset. The Company believes realization of all of our remaining net deferred tax assets as of December 31, 2011 is more likely than not based on the future reversal of temporary tax differences and upon future taxable earnings exclusive of reversing temporary differences.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Taxes on Income (Continued)

        We utilize the "short-cut" method for purposes of determining our hypothetical stock option pool of excess tax benefits. As of December 31, 2011 the stock option pool of excess tax benefits was $25.8 million.

        The federal, state and foreign provisions do not reflect certain tax savings resulting from tax benefits associated with our various stock option plans. The savings were credited to additional paid-in-capital for $1.8 million, $11.3 million and $3.9 million in fiscal 2011, 2010 and 2009, respectively.

        We provide U.S. income taxes on the earnings of foreign subsidiaries unless such earnings are considered permanently reinvested in their respective foreign jurisdictions. As of December 31, 2011, the cumulative earnings on which U.S. income taxes have not been provided were approximately $15.2 million. A determination of the potential deferred tax liability which would result from these earnings is not practicable at this time. Foreign earnings were considered to be permanently reinvested in operations outside the U.S.

        We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits from continuing operations is as follows:

	Fiscal Years
	2011	2010	2009
	(in thousands)
Balance at beginning of fiscal year	$10,780	$9,561	$8,389
Gross increases for tax positions related to the current year	2,621	1,518	732
Gross increases for tax positions related to prior years	410	3,723	738
Gross decreases for tax positions related to prior years	(718)	(271)	(145)
Settlements	(1,948)	—	(9)
Lapse of statute of limitations	(493)	(3,751)	(144)

Balance at end of fiscal year	$10,652	$10,780	$9,561

        Included in the unrecognized tax benefits balance at December 31, 2011, January 1, 2011 and January 2, 2010 was $8.9 million, $8.4 million and $4.8 million, respectively, which, if recognized, would impact the Company's effective tax rate. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include the following items in income tax expense from continuing operations:

	Fiscal Years
	2011	2010	2009
	(in thousands)
Interest	$165	$(365)	$140
Penalties	35	(27)	(4)

        Interest and penalties from continuing operations accrued were as follows:

	Fiscal Years
	2011	2010	2009
	(in thousands)
Interest	$403	$238	$605
Penalties	46	11	37

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Taxes on Income (Continued)

        We file tax returns in the U.S. for federal purposes, the U.K., Switzerland, state tax returns and tax returns in other domestic and foreign jurisdictions. The years 2008 through 2010 remain open to examination for U.S. purposes, 2008 through 2010 for U.K. purposes, and 2007 through 2010 for California purposes. In 2012 and thereafter, it is reasonably possible that we will settle existing audits or close certain years to examination under the relevant statute of limitations. This may further decrease our liability for unrecognized tax benefits by approximately $2.0 million in 2012.

        We are under audit by the State of California for the tax years from 2003 to 2004 and 2008 to 2009. Although the ultimate outcome and the timing of the conclusion of this examination is unknown, we believe that adequate amounts have been provided for any adjustments that may result from the current examination and that the final outcome will not have a material effect on our consolidated statements of operations.

Note 13. Segment Disclosure

        The accounting standard for segment reporting establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of this evaluation, in which we have also considered the Levitronix acquisition in the current year, we determined that we have one operating segment: Cardiovascular group. This segment is organized and operates to develop and manufacture mechanical circulatory products to support the cardiovascular systems of humans.

        Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on final destination where the products are sold. No individual customer accounted for more than 10% of product sales in fiscal 2011, 2010, and 2009. No individual customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2011 and January 1, 2011.

        Product sales from continuing operations by source were as follows:

	Fiscal Years
	2011	2010	2009
	(in thousands)
Product sales by Product line:
Heart Mate	$366,321	$333,057	$229,792
Thoratec	28,165	29,515	34,803
CentriMag	25,729	17,785	12,637
Other	2,498	2,616	2,736

Total	$422,713	$382,973	$279,968

Note 14. Geographic Information

	Fiscal Years
	2011	2010	2009
	(in thousands)
Product sales by Category:
Pump	$298,246	$264,282	$204,669
Non-Pump	121,975	116,075	72,565
Other	2,492	2,616	2,736

Total	$422,713	$382,973	$279,968

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Geographic Information (Continued)

	Fiscal Years
	2011	2010	2009
	(in thousands)
Product sales by Geographic location:
United States	$347,553	$317,380	$225,110
International	75,160	65,593	54,858

Total	$422,713	$382,973	$279,968

Note 15. Earnings Per Share

        RSAs, which are subject to repurchase, settled in shares of common stock upon vesting, and have non-forfeitable rights to receive dividends on an equal basis with common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share are determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Dilutive net income per common share also considers the dilutive effect of the in-the-money stock options, and restricted stock units, calculated using the treasury stock method and the dilutive effect of the senior subordinated convertible notes, calculated using the if-converted method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options, restricted stock units includes the amount of unrecognized compensation cost attributable to future services, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability that would be recorded in additional-paid-in capital when the award becomes deductible. In addition, under the if-converted method, cash and non-cash interest expense from the senior subordinated convertible notes are added back to net income and the weighted average number of common shares that the notes convert into are included in the number of shares used to calculated diluted net income (loss) per share.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Earnings Per Share (Continued)

        Basic and diluted income per common share attributable to common shareholders under the two-class method was calculated as follows:

	Fiscal Years
	2011	2010	2009
	(in thousands, except per share data)
Basic net income per common share calculation
Income from continuing operations	$72,575	$59,005	$28,905
Income from continuing operations allocated to participating securities	(123)	(363)	(360)

Income from continuing operations attributable to common shareholders	$72,452	$58,642	$28,545

Loss from discontinued operations	$(1,031)	$(5,839)	$(321)
Loss from discontinued operations allocated to participating securities	1	37	4

Loss from discontinued operations attributable to common shareholders	$(1,030)	$(5,802)	$(317)

Net income	$71,544	$53,166	$28,584
Net income allocated to participating securities	(122)	(326)	(356)

Net income attributable to common shareholders	$71,422	$52,840	$28,228

Weighted average number of common shares used to compute basic income per common share	58,777	57,670	55,910

Basic net income (loss) per common share
Continuing operations	$1.23	$1.02	$0.51

Discontinued operations	$(0.02)	$(0.10)	$(0.01)

Total	$1.21	$0.92	$0.50

Diluted net income per common share calculation
Income from continuing operations	$72,575	$59,005	$28,905
Interest expense on senior subordinated convertible notes (after tax)	2,719	—	—
Income from continuing operations allocated to participating securities	(133)	(358)	(351)

Income from continuing operations attributable to common shareholders	$75,161	$58,647	$28,554

Loss from discontinued operations	$(1,031)	$(5,839)	$(321)
Loss from discontinued operations allocated to participating securities	1	38	4

Loss from discontinued operations attributable to common shareholders	$(1,030)	$(5,801)	$(317)

Net income	$71,544	$53,166	$28,584
Interest expense on senior subordinated convertible notes (after tax)	2,719	—	—
Net income allocated to participating securities	(132)	(320)	(347)

Net income attributable to common shareholders	$74,131	$52,846	$28,237

Weighted average number of common shares used to compute basic net income per common share attributable to common shares	58,777	57,670	55,910
Dilutive effect of share-based compensation plans	916	1,401	1,412
Dilutive effect on conversion of senior subordinated convertible notes	2,831	—	—

Weighted average number of common shares used to compute diluted net income per common share	62,524	59,071	57,322

Diluted net income (loss) per common share
Continuing operations	$1.20	$0.99	$0.50

Discontinued operations	$(0.01)	$(0.10)	$(0.01)

Total	$1.19	$0.89	$0.49

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Earnings Per Share (Continued)

        The weighted average unvested RSAs outstanding were 99,870 in fiscal 2011, 356,966 in fiscal 2010, and 704,673 in fiscal 2009. Potential common share equivalents that have been excluded where the inclusion would be anti-dilutive are as follows:

	Fiscal Years
	2011	2010	2009
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per common share because their inclusion would be antidilutive	551	363	294

        The computation of diluted net income (loss) per common share for fiscal 2010 and 2009 excludes the effect of assuming the conversion of our senior subordinated convertible notes, which were convertible at $19.72 per share into 7.2 million and 7.3 million shares of common stock, respectively, because the effect would have been antidilutive. The entire senior subordinated convertible notes were extinguished as of May 2011.

Note 16. Discontinued Operations

        On April 25, 2010, our board of directors made a decision to sell our wholly- owned subsidiary, ITC and on November 4, 2010, we sold ITC to Nexus for $55 million in cash pursuant to the Purchase Agreement. We accounted for the transaction as a sale of discontinued operations, and, accordingly, we have reclassified the results of operations and any losses resulting from the disposition for all periods presented to reflect them as such.

        The results of the ITC business are included in discontinued operations on our consolidated statement of operations for the years ended January 1, 2011 and January 2, 2010 as follows:

	Fiscal Years
	2010	2009
Product sales	$76,038	$93,969
Cost of product sales(1)	51,427	58,548

Gross profit	24,611	35,421

Operating expenses(1) :
Selling, general and administrative	24,332	25,848
Research and development	10,478	11,484
Amortization of purchased intangible assets	269	829

Total operating expenses	35,079	39,161

Loss from operations	(10,468)	(2,740)
Other income:
Other income	40	897

Loss before income taxes	(10,428)	(1,843)
Income tax benefit (expense)	5,178	1,522
Loss on sale of discontinued operations	(589)	—

Net income (loss) from discontinued operations	$(5,839)	$(321)

(1)
As a result of the sale of ITC, the vesting of outstanding options and restricted stock units held by certain officers and non officers was accelerated and the related share based compensation charge of $3.2 million was recorded to cost of product sales or operating expenses for fiscal 2010.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Discontinued Operations (Continued)

        For the year ended December 31, 2011, we recorded a charge of $1.0 million ($1.8 million net loss less tax benefit of $0.8 million), for ITC primarily related to post-close severance payments. All post-close severance payments were paid in fiscal 2011.

Note 17. Quarterly Results of Operations (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for the fiscal 2011 and 2010:

	First	Second	Third	Fourth
	(in thousands, except per share data)
Fiscal Year 2011:
Product sales from continuing operations(3)	$99,530	$111,221	$102,584	$109,378
Gross profit from continuing operations(3)(2)	67,758	76,879	69,647	73,366
Net income from continuing operations(3)	16,459	21,782	18,989	15,345
Net loss from discontinued operations(1)	—	—	(1,031)	—
Net income	16,459	21,782	17,958	15,345
Basic net income (loss) per common share from:
Continuing operations	$0.28	$0.37	$0.32	$0.26
Discontinued operations(1)	$—	$—	$(0.02)	—
Net income	$0.28	$0.37	$0.30	$0.26
Diluted net income (loss) per common share from:
Continuing operations	$0.27	$0.36	$0.31	$0.25
Discontinued operations(1)	$—	$—	$(0.02)	—
Net income	$0.27	$0.36	$0.29	$0.25
Fiscal Year 2010:
Product sales from continuing operations	$99,272	$95,098	$90,996	$97,607
Gross profit from continuing operations(2)	65,433	62.338	60,194	62,488
Net income from continuing operations	13,364	17,537	15,480	12,624
Net loss from discontinued operations(1)	(931)	(1,583)	(1,183)	(2,142)
Net income	12,433	15,954	14,297	10,482
Basic net income (loss) per common share from:
Continuing operations	$0.23	$0.30	$0.26	$0.22
Discontinued operations(1)	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Net income	$0.22	$0.28	$0.24	$0.18
Diluted net income (loss) per common share from:
Continuing operations	$0.23	$0.29	$0.26	$0.21
Discontinued operations(1)	$(0.02)	$(0.02)	$(0.02)	$(0.04)
Net income	$0.21	$0.27	$0.24	$0.17

(1)
During fiscal 2010, we completed the sale of ITC. We accounted for the transaction as a sale of discontinued operations, and, accordingly, we have reclassified the results of operations and any losses resulting from the disposition for all periods presented to reflect them as such. Net loss on discontinued operations in fiscal 2010 included a loss on disposal of $0.6 million.
(2)
Gross profit from continuing operations for the first three quarters in 2011 includes the effect of adjustments to cost of sales for quarterly amortization expense of $2.0 million, previously presented within operating expenses. Gross profit from continuing operations in 2010 includes the effect of adjustments to cost of sales for quarterly amortization expense of $2.2 million, previously presented within operating expenses—see Financial Statement Presentation Matters in Note 1.
(3)
The operating results of the Levitronix are included in the results from our continuing operations from August 3, 2011 to December 31, 2011.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Interim Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2011. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

        Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that as of December 31, 2011 the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow for timely decisions regarding required disclosures.

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

        Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

        Our assessment excluded internal control over financial reporting at Levitronix LLC ("Levitronix"), which was acquired on August 3, 2011 and whose financial statements constitute 13.7% and 12.1% of net and total assets, respectively, 1.0% of revenues, and 2.8% of net income from continuing operations of our consolidated financial statement amounts as of and for the year ended December 31, 2011.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011. The results of management's assessment were reviewed with the Audit Committee.

        Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Changes to Internal Controls

        There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2011, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Our Executive Officers." All other information regarding directors, executive officers and corporate governance required by Item 10 is incorporated herein by reference from the information under the captions "Board of Directors Structure and Compensation," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics and Corporate Governance," and in other applicable sections in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2012 annual meeting of shareholders.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated herein by reference from the information under the captions "Board of Directors Structure and Compensation," "Compensation Discussion and Analysis," "Report of the Compensation and Option Committee of the Board of Directors" and "Executive Compensation" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2012 annual meeting of shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The information required by Item 12 is incorporated herein by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2012 annual meeting of shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated herein by reference from the information under the caption "Certain Transactions" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2012 annual meeting of shareholders.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is incorporated herein by reference from the information under the caption "Fees Paid to Accountants for Services Rendered During Fiscal Years 2011 and 2010" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2012 annual meeting of shareholders.

PART IV

Item 15.    Exhibit and Financial Statement Schedules

(a)
List of documents filed as part of this report:

1.
Financial Statements and Reports of Independent Registered Public Accounting Firm.

    Reference is made to the Index to Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K, where these documents are included.

  2.
  Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts and Reserves for each of the three fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010. Other financial statement schedules are not included either because they are not required or the information is otherwise shown in our audited consolidated financial statements or the notes thereto.

  3.
  Exhibits

    Reference is made to the Exhibit Index on page 98 of this Annual Report on Form 10-K, where these documents are included.

THORATEC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For Each of the Three Fiscal Years:

	Balance Beginning of Year	Additions (charges to expense)	Deductions	Balance End of Year
	(in thousands)
Year Ended December 31, 2011(1):
Allowance for doubtful accounts	$1,334	$1,206	$(387)	$2,153
Year Ended January 1, 2011(1):
Allowance for doubtful accounts	$322	$1,012	$—	$1,334
Year Ended January 2, 2010(1):
Allowance for doubtful accounts	$314	$418	$(410)	$322

(1)
The valuation and qualifying accounts and reserves.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Stock Purchase Agreement, dated as of November 4, 2010, by and between Thoratec Corporation and ITC Nexus Holding Company, Inc.(1)
2.2
Agreement and Plan of Merger by and among Levitronix LLC, Levitronix Technologies LLC, Pharos, LLC the Sellers named herein, the Consenting Parent Equity Holders named herein, Pharos, LLC, as the Sellers Representative, Thoratec Corporation, as the Purchaser, and Revere Merger Sub, LLC, as the Transitory Subsidiary dated as of August 3, 2011.(6)
3.1	Thoratec's Articles of Incorporation, as amended.(2)
3.2	Thoratec's By-Laws, as amended February 25, 2005.(3)
4.1	Rights Agreement between Thoratec Corporation and Computershare Trust Company, Inc. as Rights Agent dated as of May 2, 2002.(4)
10.1	Form of Indemnification Agreement between Thoratec Cardiosystems and its officers and directors.(7)
10.2	Lease Agreement dated July 25, 1996, between Main Street Associates and Thoratec, as amended.(9)
10.3	First Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(10)
10.4	Second Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(11)
10.5	Thoratec's 1997 Stock Option Plan, as amended.(12)*
10.6	Thoratec's 2002 Employee Stock Purchase Plan.(13)*
10.7	Grantor Trust Agreement between Thoratec and Wachovia Bank, National Association effective as of November 21, 2003.(8)
10.8	Description of the Executive Disability Income Protection Program.(14)*
10.9	Amended and Restated Thoratec Corporation 2006 Incentive Stock Plan.*
10.10	Amended and Restated Employment Agreement by and between Thoratec and Gerhard F. Burbach, dated April 23, 2007.(16)*
10.11	Amended and Restated Separation Benefits Agreement by and between Thoratec and David A. Lehman, dated April 23, 2007.(16)*
10.13	Thoratec Corporation Amended and Restated Nonqualified Deferred Compensation Plan.*
10.14	Description of Director Compensation Program.
10.15	Thoratec Corporation Corporate Executive Incentive Plan FY 2011, effective for certain executive officers of the Company.(15)*
10.16	Amendment to the Amended and Restated Employment Agreement by and between Thoratec and Gerhard F. Burbach, dated November 16, 2009.(5)*
10.17	Amendment to the Amended and Restated Separation Benefits Agreement by and between Thoratec and David A. Lehman, dated November 16, 2009.(5)*
10.18	Separation Benefits Agreement by and between Thoratec and Roxanne Oulman, dated June 10, 2011.(17)*
10.19
Credit Agreement, dated as of December 19, 2011, among Thoratec, the financial institutions from time to time party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent for the lenders.(18)
10.20	Third Amendment to Lease, by and among Thoratec, Main street Associates, and EJC Partners, L.P. dated October 6, 2011

Exhibit Number		Exhibit
21		Subsidiaries of Thoratec.
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney—Reference is made to page 101 hereof.
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Interim Chief Financial Officer
32.1		Section 906 Certification of Chief Executive Officer
32.2		Section 906 Certification of Interim Chief Financial Officer
101	***
The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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
(6)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2011 filed with the SEC on November 7, 2011 and incorporated herein by reference.
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
(16)
Filed as an Exhibit to Thoratec's Form 8-K filed with the SEC on April 27, 2007.
(17)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011 filed with the SEC on August 4, 2011 and incorporated herein by reference.
(18)
Filed as an Exhibit to Thoratec's Form 8-K filed with the SEC on December 22, 2011.

*
Indicates a management contract or compensatory plan.

SIGNATURES

        In accordance with Section 13 or Section 15(d) of the Exchange Act, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February 2012.

THORATEC CORPORATION
By:	/s/ GERHARD F. BURBACH Gerhard F. Burbach President and Chief Executive Officer

Date: February 21, 2012

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Gerhard F. Burbach and David A. Lehman, and each of them, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to act for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Thoratec Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERHARD F. BURBACH Gerhard F. Burbach	Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2012
/s/ ROXANNE OULMAN Roxanne Oulman	Vice President of Finance and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2012
/s/ NEIL F. DIMICK Neil F. Dimick	Director and Chairman of the Board of Directors	February 21, 2012
/s/ J. DANIEL COLE J. Daniel Cole	Director	February 21, 2012
/s/ STEVEN H. COLLIS Steven H. Collis	Director	February 21, 2012
/s/ ELISHA W. FINNEY Elisha W. Finney	Director	February 21, 2012
/s/ D. KEITH GROSSMAN D. Keith Grossman	Director	February 21, 2012
/s/ WILLIAM A. HAWKINS William A. Hawkins	Director	February 21, 2012
/s/ PAUL A. LAVIOLETTE Paul A. LaViolette	Director	February 21, 2012
/s/ DANIEL M. MULVENA Daniel M. Mulvena	Director	February 21, 2012