Form 10-Q
period 2012-03-31
THORATEC CORP
filed 2012-05-08
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, the registrant had 58,670,388 shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and April 2, 2011	4
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and April 2, 2011	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and April 2, 2011	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
Part II. Other Information
Item 1 Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	33
Signatures	34
Exhibits
EX-10.34
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Thoratec, the Thoratec logo, Thoralon, HeartMate, HeartMate II, and GoGear are registered trademarks of Thoratec Corporation, and IVAD is a trademark of Thoratec Corporation.

CentriMag and PediMag are registered trademarks of Thoratec LLC and PediVAS is a registered trademark of Thoratec Switzerland GmbH.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$86,879	$42,661
Short-term available-for-sale investments	144,667	150,753
Receivables, net of allowances of $2,208 and $2,153, respectively	70,263	59,292
Inventories	47,754	55,691
Deferred tax assets	10,120	10,116
Income tax receivable	2,976	12,112
Prepaid expenses and other assets	7,253	6,640
Total current assets	369,912	337,265
Property, plant and equipment, net	39,452	38,928
Goodwill	194,458	191,193
Purchased intangible assets, net	89,938	92,279
Long-term available-for-sale investments	15,914	16,090
Other long-term assets	5,543	5,233
Total Assets	$715,217	$680,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,178	$12,559
Accrued compensation	14,765	15,739
Other accrued liabilities	23,700	14,936
Total current liabilities	50,643	43,234
Long-term deferred tax liability	19,616	20,429
Other long-term liabilities	11,322	10,823
Contingent liabilities (Note 2)	17,115	22,052
Total Liabilities	98,696	96,538
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 58,664 and 58,368 as of March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	586,434	578,293
Retained earnings	46,462	24,190
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,637)	(1,664)
Cumulative translation adjustments	(14,738)	(16,369)
Total accumulated other comprehensive loss	(16,375)	(18,033)
Total Shareholders’ Equity	616,521	584,450
Total Liabilities and Shareholders’ Equity	$715,217	$680,988

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2012	April 2, 2011

Product sales	$126,769	$99,530
Cost of product sales	38,887	31,772
Gross profit	87,882	67,758
Operating expenses:
Selling, general and administrative	31,201	24,919
Research and development	19,696	15,754
Total operating expenses	50,897	40,673
Income from operations	36,985	27,085
Other income and (expense):
Interest expense and other	(3)	(2,880)
Interest income and other	734	755
Income before income taxes	37,716	24,960
Income tax expense	(12,230)	(8,501)
Net income	$25,486	$16,459

Net Income per share:
Basic	$0.44	$0.28
Diluted	$0.43	$0.27

Shares used to compute net income per share:
Basic	58,438	57,932
Diluted	59,382	65,881

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011

Net Income	$25,486	$16,459
Unrealized gains on investments (net of taxes of $16 and $95 for the three months ended March 31, 2012 and April 2, 2011, respectively)	27	141
Foreign currency translation adjustments	1,631	849
Total other comprehensive income	1,658	990
Comprehensive Income	$27,144	$17,449

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net Income	$25,486	$16,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,852	4,108
Investment premium amortization, net	493	1,260
Allowance for bad debt	(42)	—
Non-cash interest income and other	(361)	765
Non-cash interest expense	—	2,776
Tax benefit related to stock options	1,552	706
Share-based compensation expense	4,899	3,963
Excess tax benefits from share-based compensation	(1,468)	(706)
Loss on disposal of assets	1	99
Change in net deferred tax liability	(824)	(1,560)
Changes in assets and liabilities:
Receivables	(10,532)	1,184
Inventories	7,542	(6,784)
Other current and non-current assets	(1,100)	(531)
Accounts payable	(610)	1,573
Accrued income taxes	9,314	4,708
Other current and non-current liabilities	2,054	(9,715)
Net cash provided by operating activities	41,256	18,305

Cash flows from investing activities:
Purchases of available-for-sale investments	(56,388)	(103,821)
Sales and maturities of available-for-sale investments	62,195	142,442
Purchases of property, plant and equipment, net	(1,558)	(1,842)
Net cash provided by investing activities	4,249	36,779

Cash flows from financing activities:
Payment of contingent considerations	(1,518)	—
Proceeds from stock option exercises	3,050	6,133
Excess tax benefits from share-based compensation	1,468	706
Repurchase and retirement of common shares	(4,736)	(53,480)
Net cash used in financing activities	(1,736)	(46,641)
Effect of exchange rate changes on cash and cash equivalents	449	(363)

Net increase in cash and cash equivalents	44,218	8,080
Net cash and cash equivalents at beginning of period	42,661	56,887
Net cash and cash equivalents at end of period	$86,879	$64,967

Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$2,222	$4,677
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$246	$587
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$132	$263

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Operations and Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “us,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2011 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our Annual Report on Form 10-K (the “2011 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

The preparation of our unaudited condensed consolidated financial statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the unaudited condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.  The actual amounts could differ from those estimated amounts.

Financial Statement Presentation Matters

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended April 2, 2011, management determined that amortization of core technology and developed technology should have been presented within cost of product sales. In addition, amortization of patents and trademarks for the same period has been reclassified to selling, general and administrative to conform to current period presentation. Previously, amortization of these purchased intangible assets was reported as a separate line item within operating expenses.

The impact of the correction and reclassification on specific line items in our condensed consolidated statements of operations is presented below:

	Three Months Ended April 2, 2011
	As previously reported	As reported
	(in thousands)
Cost of product sales	$29,735	$31,772
Gross profit	69,795	67,758
Selling, general, and administrative	24,654	24,919
Amortization of purchased intangible assets	2,302	—
Total operating expenses	42,710	40,673

This had no impact on previously reported product sales, income before taxes, net income, earnings per share, or any consolidated balance sheet or statement of cash flow categories.

New Accounting Standards Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. We adopted this standard in the first quarter of fiscal 2012 and it did not have an impact on our financial statements but did expand our disclosures about our Level 3 fair value measurements. Refer to Note 3 for additional information.

In September 2011, the FASB modified existing rules to allow entities to use a qualitative approach to test goodwill for impairment. The revised guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This standard is effective for us starting in fiscal year 2012 and we will implement these qualitative factors during our annual goodwill assessment in the fourth quarter of the year.  Adoption of this amended standard is not expected to have an impact on our results of operations or financial position.

Note 2. Levitronix Medical

On August 3, 2011, we acquired 100% of the medical business of Levitronix (“Levitronix Medical” or “Levitronix Medical acquisition”) for an upfront cash payment of $110 million, plus additional cash earn-out amounts (not to exceed $40 million in aggregate) payable annually over the next four years contingent upon achievement of certain product revenue targets. The earn out is calculated based on 36 percent of sales from Levitronix Medical in excess of sales of approximately $24 million per year over the next four years commencing from the date of acquisition. The fair value of the contingent consideration is calculated using the discounted cash flow approach, utilizing various revenue assumptions and applying a probability to each outcome. By applying this method, the estimated undiscounted range of outcomes was from $9.7 million to $37.4 million. The fair value of the contingent consideration as of the acquisition date was estimated and recorded at $23.6 million. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded within operating expense within our condensed consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. During the first quarter of 2012, we paid out $1.5 million of the contingent consideration related to sales in 2011. As of March 31, 2012, the fair value of the contingent consideration was approximately $22.0 million, of which $4.9 million is included in “Other current liabilities” and $17.1 million is reported in “Contingent liabilities” on the condensed consolidated balance sheet.

Prior to the acquisition, we distributed and provided clinical support for the CentriMag in the U.S., under an agreement that would have expired at the end of 2011. We had also collaborated with Levitronix Medical on the development of the fully magnetically levitated motor technology employed in the HeartMate III left ventricular assist system, which is currently in preclinical testing. This acquisition allowed us to acquire the CentriMag Acute Circulatory System (“CentriMag”) and PediMag/PediVAS Acute Circulatory System (“PediMad/PediVAS”) product lines and secures completely the fully magnetically levitated patented technology related to the HeartMate III.

In accordance with accounting standards for business combinations, we accounted for the acquisition of Levitronix Medical under the acquisition method. Under the acquisition method, the assets and liabilities assumed at the date of acquisition are recorded in the consolidated financial statements at their respective fair values at the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $113.0 million. Levitronix Medical’s results of operations are included in the consolidated financial statements from the date of acquisition.

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

All straight-line methods of amortization above are based on the expected pattern of future benefits related to those respective intangible assets.

We expensed $3.6 million for all legal, consulting and other costs directly related to the acquisition and have recorded these costs as a component of selling, general and administrative expenses in 2011.

Goodwill of approximately $113.0 million represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and represents the future economic benefits of maintaining the access to the U.S. CentriMag market and expected synergies. The majority of goodwill is deductible for U.S. tax purposes, but non-deductible for foreign tax purposes.

The following table includes unaudited pro forma financial information for the three months ended April 2, 2011 as if the acquisition of Levitronix Medical had occurred as of the beginning of the 2010 period. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred as of the beginning of 2010 period, nor do they give effect to synergies, cost savings, fair market value adjustments, profit in inventory, immaterial depreciation expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Three Months Ended April 2, 2011
(in thousands)
Product sales	$102,916
Income before taxes	31,531
Net Income	19,390

The consolidated pro forma results include the following non-recurring pro-forma adjustments that were directly attributable to the acquisition:

•                  Amortization expense related to the acquired intangible assets of $0.6 million for the three months ended April 2, 2011.

•                  Actual acquisition-related transaction costs incurred were not significant for the three months ended April 2, 2011.

•                  Fair value adjustment related to inventory was excluded from the pro forma results above for the three months ended April 2, 2011 as the fair value adjustment was recorded in 2010 as if the inventory as of the acquisition date was sold in the 2010 period.

•                  Intercompany revenues are excluded from the pro forma consolidated results of operations as if Levitronix Medical operations are consolidated at the beginning of fiscal 2010.

Pro forma adjustments are tax-effected using our effective tax rate for three month ended April 2, 2011.

Note 3. Fair Value Measurements

Our financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, municipal and corporate bonds, variable demand notes, auction rate securities, derivative contracts, certain investments held as assets under the deferred compensation plan, and the contingent consideration in connection with the Levitronix Medical acquisition. The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities that we have the ability to access

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves

Level 3: Inputs that are unobservable data points that are not corroborated by market data

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, and Level 3 during the three months ended March 31, 2012 and April 2, 2011.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2012:
Assets:
Cash equivalents:
Money market funds	$65,108	$65,108	$—	$—
Municipal bonds	3,606		3,606
Short-term investments:
Municipal bonds	100,575	—	100,575	—
Variable demand notes	28,105	—	28,105	—
Corporate bonds	15,787	—	15,787	—
Auction rate securities	200	—	—	200
Prepaid expenses and other assets:
Mark-to-market on foreign exchange contracts	21	—	21	—
Long-term investments:
Auction rate securities	15,914	—	—	15,914
Other long-term assets:
Investments included in our deferred compensation plan	2,392	—	2,392	—
Liabilities:
Other accrued liabilities:
Mark-to-market on foreign exchange contracts	$2,495	$—	$2,495	$—
Contingent consideration ($4.9 million included in “Other accrued liabilities; $17.1 million included in “Contingent liabilities”)	22,052	—	—	22,052

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2011:
Assets:
Cash equivalents:
Money market funds	$37,986	$37,986	$—	$—
Short-term investments:
Municipal bonds	97,560	—	97,560	—
Variable demand notes	48,800	—	48,800	—
Corporate bonds	4,393	—	4,393	—
Prepaid expenses and other assets:
Mark to market on foreign exchange contracts	674	—	674	—
Long-term investments:
Auction rate securities	16,090	—	—	16,090
Other long-term assets:
Investments included in our deferred compensation plan	2,171	—	2,171	—
Liabilities:
Contingent consideration ($1.5 million included in “Other accrued liabilities; $22.1 million included in “Contingent liabilities”)	$23,570	$—	$—	$23,570

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets include the auction rate securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The auction rate securities were valued using a discounted cash-flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of auction rate securities. In addition, Level 3 financial liabilities include the contingent consideration related to the acquisition of Levitronix Medical, because the fair value includes significant management judgment or estimation. The contingent consideration was valued using discounted cash flow models for five revenue scenarios which include a base case (the most likely scenario), two scenarios that incorporate the likelihood of achieving lower revenues than the estimated base case, and two scenarios that incorporate the likelihood of achieving higher revenues than the estimated base case. To calculate the fair value of the contingent considerations, the probability of the fair value of each scenario was weighted.

Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, amortized cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2012:
Short-term investments:
Municipal bonds	$100,434	$173	$(32)	$100,575
Variable demand notes	28,105	—	—	28,105
Corporate bonds	15,765	27	(5)	15,787
Auction rate securities	200	—	—	200
Total short-term investments	$144,504	$200	$(37)	$144,667
Long-term investments:
Auction rate securities	$18,700	$—	$(2,786)	$15,914
As of December 31, 2011:
Short-term investments:
Municipal bonds	$97,406	$160	$(6)	$97,560
Variable demand notes	48,800	—	—	48,800
Corporate bonds	4,398	2	(7)	4,393
Total short-term investments	$150,604	$162	$(13)	$150,753
Long-term investments:
Auction rate securities	$18,900	$—	$(2,810)	$16,090

As of March 31, 2012, we owned approximately $18.7 million face amount of auction rate securities classified as long-term and $0.2 million classified as short-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between AAA and BB. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

As of March 31, 2012, we had recorded an estimated cumulative unrealized loss of $2.8 million ($1.7 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within the consolidated shareholders’ equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). Our auction rate securities are primarily classified as long-term and are valued at $15.9 million using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. There were no settlements of our auction rate securities during the three months ended March 31, 2012. In March 2012, $0.2 million of our auction rate securities were called at par and were settled in April 2012. We have reported the $0.2 million as short-term available-for-sale investments on the condensed consolidated balance sheet as of March 31, 2012. Furthermore, an additional $6.0 million of our auction rate securities were called at par on May 1, 2012 and will be settled in the second quarter of 2012.

If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge to earnings on these investments. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize the investments’ fair value.

Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments. The underlying mutual fund investments are deemed trading securities. The mutual fund investments’ fair value and the cash surrender value of our corporate-owned life insurance policies are classified in the condensed consolidated balance sheets in “Other long-term assets.” The aggregate value of our deferred compensation plan assets was as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Deferred compensation plan	$4,025	$3,763

The unrealized gain before tax from the change in the value of the deferred compensation plan was $0.2 million during the three months ended March 31, 2012 and April 2, 2011.

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows as of March 31, 2012:

	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$108,152	$108,280
Maturing after 1 year through 5 years	36,152	36,187
Short-term available-for-sale investments	144,304	144,467
Maturing after 5 years	18,900	16,114
	$163,204	$160,581

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities during the three months ended March 31, 2012:

Auction Rate Securities
(in thousands)
Balance as of December 31, 2011	$16,090
Settlements at par	—
Unrealized holding gain on auction rate securities, included in other comprehensive income (loss)	24
Balance as of March 31, 2012	$16,114

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

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of contingent consideration during the three months ended March 31, 2012:

Contingent Consideration
(in thousands)
Balance as of December 31, 2011	$23,570
Payments	(1,518)
Change in fair value	—
Balance as of March 31, 2012	$22,052

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2012:

	Fair Value at March 31, 2012 (in millions)	Valuation Technique	Significant Unobservable Input	weighted average (range)
Auction rate securities	$16.1	Discounted cash flow	Discount rate	1.03% (1.03%)
			Market credit spread	3.869% (0.69% - 5.67%)
			Liquidity factor	0.86% (0.78% - 0.95%)

Contingent considerations	$22.0	Multiple outcome discounted cash flow	Revenue	$39.5 million ($25.5 million to $46.7 million)
			Discount rate	1.67% (1.17% to 2.24%)
			Probability of occurrence	20% (10% to 50%)

Auction rate securities

The significant unobservable inputs used in the fair value measurement of the auction rate securities are the weighted average discount rate, market credit spread and liquidity factor. A significant increase (decrease) in the discount rate in isolation could result in a significantly higher (lower) fair value measurement, whereas a significant increase (decrease) in the market credit spread and liquidity factor in isolation could result in significant lower (higher) fair value measurement. Although the discount rate and the market credit spread and liquidity factor are not directly interrelated, they will generally move in opposite directions.

The fair value of auction rate securities is calculated on a quarterly basis by senior management based on a collaborative effort of the our Corporate treasury and accounting groups. To assess the reasonableness of the fair value measurement, management compares its fair value measurement to the values calculated by independent third-parties.

Contingent consideration

The estimated fair value of the liability for contingent consideration represents revenue targets related to the Levitronix Medical acquisition. The fair value of the liability is determined using a discounted cash flow technique with significant inputs that include projected revenue, discount rate and percent probability of occurrence. A significant increase (decrease) in the projected revenue in isolation could result in a significantly higher (lower) fair value measurement; a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement; and the changes in the probability of occurrence between the outcomes in isolation could result in a significantly lower (higher) fair value measurement.

The fair value of the contingent considerations is calculated on a quarterly basis by management based on a collaborative effort of the our operation, finance and accounting groups. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue targets as compared to initial projections, the impact of market competition, and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the condensed consolidated statement of operations. No adjustments were made for the three months ended March 31, 2012.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. There was no impairment recorded in the three months ended March 31, 2012.

Note 4. Foreign Exchange Instruments

We utilize foreign currency forward exchange contracts and options with recognized financial institutions to manage our exposure to the impact of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated sales and purchase transactions. We do not use derivative financial instruments for speculative or trading purposes. These derivatives are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, British Pound Sterling, U.S. Dollar and Swiss Franc. The periods of these forward contracts is between 30 days to 9 months and have varying notional amounts that are intended to be consistent with changes in the underlying exposures. We intend to exchange foreign currencies for U.S. dollars at maturity.

Total gross notional amounts for outstanding derivatives instruments were as follows:

	March 31, 2012	December 31, 2011
Forward contracts:
Euro (sell)	€11.7 million	€9.6 million
British Pound Sterling (sell)	£1.1 million	£0.8 million
U.S. Dollar (sell)	$5.3 million	$3.6 million
U.S. Dollar (buy)	$77.6 million	$76.2 million
U.S. Dollar (buy)	$10.8 million	$9.1 million

The following table shows the derivative instruments measured at gross fair value reported on the condensed consolidated balance sheets:

	March 31, 2012
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$21	$2,495

	December 31, 2011
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$674	$—

The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Foreign currency exchange gain (loss) on foreign contracts	$(2,925)	$(365)
Foreign currency transactions gain (loss)	3,114	(136)

Note 5. Balance Sheet Information

The following tables provide details of selected condensed consolidated balance sheets items as of the end of each period:

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Finished goods	$16,839	$20,911
Work in process	9,713	11,296
Raw materials	21,202	23,484
Total	$47,754	$55,691

Property, plant and equipment, net consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Land, building and improvements	$20,113	$20,116
Equipment and capitalized software	41,123	38,829
Furniture and leasehold improvements	23,605	23,406
Total	84,841	82,351
Less accumulated depreciation	(45,389)	(43,423)
Total	$39,452	$38,928

Depreciation expense for the three months ended March 31, 2012 and April 2, 2011 were $2.1 million and $1.8 million, respectively.

Warranty provision, included in “Other accrued liabilities” on the condensed consolidated balance sheets, and the changes in the balances were as follows:

	March 31, 2012	April 2, 2011
	(in thousands)
Balance, beginning of the period	$2,452	$3,057
Additions	540	226
Settlements	(282)	(477)
Balance, end of the period	$2,710	$2,806

Note 6. Goodwill and Intangible Assets, net

The carrying amount of goodwill and the changes in the balances for the three months ended March 31, 2012 are as follows:

Balance, beginning of the period	$191,193
Foreign currency translation impact	3,265
Balance, end of the period	$194,458

In February 2001, we merged with Thermo Cardiosystems, Inc. The components of identifiable intangible assets related to the merger included patents and trademarks, core technology (Thoralon, our proprietary bio-material), and developed technology (patented technology, other than core technology, acquired in the merger).

As a result of the our acquisition of Levitronix Medical in August 2011, we recorded patents and trademarks of $2.7 million, developed technology of $6.3 million, pre-existing license agreements of $2.3 million, and customer based relationships and other of $4.3 million.

Intangibles (net) consisted of the following:

	As of March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Patents and trademarks	$43,444	$(32,465)	$10,979
Core technology	37,180	(19,929)	17,251
Developed technology	127,867	(71,557)	56,310
Pre-existing license agreement	2,300	(219)	2,081
Customer based relationships and other	4,146	(1,245)	2,901
	214,937	(125,415)	89,522
Foreign currency translation impact	416	—	416
Total purchased intangible assets	$215,353	$(125,415)	$89,938

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Patents and trademarks	$43,531	$(31,836)	$11,695
Core technology	37,180	(19,445)	17,735
Developed technology	128,072	(69,262)	58,810
Pre-existing license agreement	2,300	(145)	2,155
Customer based relationships and other	4,270	(493)	3,777
	215,353	(121,181)	94,172
Foreign currency translation impact	(1,893)	—	(1,893)
Total purchased intangible assets	$213,460	$(121,181)	$92,279

Amortization of intangible assets above is based on a straight-line method, which represents the expected pattern of future benefits related to those respective intangible assets. Amortization expense related to identifiable intangible assets was $2.8 million and $2.3 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

Estimated amortization expenses for the next five fiscal years and all years thereafter are as follows:

(in thousands)
Fiscal year:
Remainder of 2012	$8,496
2013	11,328
2014	10,304
2015	10,100
2016	10,051
Thereafter	39,659
Total	$89,938

Note 7. Debt and Other Financing Arrangements

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

Holders could require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. On March 31, 2011, pursuant to our rights under the terms of the Notes we gave notice of our intention to redeem all of our outstanding senior subordinated convertible notes on May 17, 2011. During the second quarter of 2011, prior to or on May 16, 2011, bondholders converted 243,367 bonds, and we elected to pay $164.4 million in cash and issue 2,397,535 shares with an estimated fair value at conversion of $82.7 million. In addition, on May 17, 2011, we redeemed the remaining outstanding 15 bonds for cash. We accounted for the extinguishment in accordance with accounting standards, and there was no gain or loss reported for the fiscal year ended December 31, 2011. The difference of $105.7 million between the fair value of the aggregate consideration paid of $247.1 million and the face value of the senior subordinated convertible notes of $141.4 million was recorded to additional paid-in capital.

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

Interest expense primarily includes interest and amortization of discount related to senior subordinated convertible notes, in which the cash and non-cash component were $840,000 and $2,038,000, respectively for the period ended April 2, 2011. There was no interest expense — cash or non-cash component for the three months ended March 31, 2012.

Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The credit agreement contains financial covenants. We were in compliance with all covenants as of March 31, 2012. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of March 31, 2012, there were no borrowings under this credit facility.

Note 8. Share-Based Compensation

Our Board of Directors authorized the 2006 Incentive Stock Plan (the “2006 Plan”). The 2006 Plan was last amended in December 2011. Participation in the 2006 Plan is limited to employees, directors, and consultants. Shares reserved for future issuance under the 2006 Plan may be used for grants of stock options (“options”), restricted stock units (“RSUs”), and other types of awards. Options granted under the 2006 Plan are either incentive or nonqualified stock options and generally become exercisable in increments over a period of four years from the date of grant and expire generally ten years from the grant date. RSUs generally vest over a four-year period.

The Board of Directors authorizes the granting of options, RSUs and other type of awards, and determines the employees and consultants to whom options, RSUs, or other awards are to be granted, the number of shares, term, vesting schedule and other terms and conditions of the options, RSUs or other stock awards. The exercise prices of the options shall not be less than the fair market value of common stock on the date of grant. The fair value of RSUs granted is determined based on the number of RSUs granted and the quoted price of our common stock on the date of grant. As of March 31, 2012, approximately 1.4 million shares remained available for grant under the 2006 Plan.

Additionally, we sponsor the Employee Stock Purchase Plan (the “ESPP”) in which eligible employees may contribute up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period. As of March 31, 2011, approximately 541,975 shares remained available for issuance under this plan.

Share-based compensation included in the condensed consolidated statements of operations consists of the following:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Cost of goods sold	$565	$331
Selling, general and administrative	2,979	2,529
Research and development	1,516	1,103
Total share-based compensation expense before taxes	5,060	3,963
Tax benefit for share-based compensation expense	1,891	1,323
Total share-based compensation (net of taxes)	$3,169	$2,640

Share-based compensation cost of $0.5 million and $0.4 million was capitalized to inventory as of March 31, 2012 and December 31, 2011, respectively.

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31, 2012	April 2, 2011
Risk-free interest rate	1.43%	2.81%
Expected volatility	43%	44%
Expected option life	4.81 to 5.83 years	4.80 to 5.85 years
Dividends	None	None

Determining Fair Value for Options

•                  Valuation and amortization method — We estimate the fair value of stock options granted using the Black-Scholes-option pricing formula. This fair value is then amortized over the requisite service periods of the awards, which is generally the vesting period.

•                  Expected Term — The expected term of options represents the period of time that options are expected to be outstanding. We use separate assumptions for groups of employees (for example, officers) that have similar historical exercise behavior, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our share-based awards. The range above reflects the expected option impact of these separate groups.

•                  Expected Volatility — Our expected volatility was based on a combination of historical volatility trends and market-based implied volatility because we determined that this combination of historical volatility trends and market-based implied trends is reflective of market conditions. The decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options.

•                  Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•                  Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options at December 31, 2011	2,538	$22.46	5.96
Granted	525	33.94
Exercised	(170)	17.93
Forfeited or expired	(51)	30.66
Outstanding options at March 31, 2012	2,842	$24.71	6.55
Outstanding options exercisable at March 31, 2012	1,651	$20.36	4.67
Outstanding options vested at March 31, 2012 and expected to vest	2,751	$24.49	6.46

As of March 31, 2012, there was $11.1 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 2.03 years.

Restricted Stock Units

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units at December 31, 2011	1,151	$28.88	1.50
Granted	494	33.93
Released	(262)	27.28
Forfeited or expired	(49)	30.53
Outstanding units at March 31, 2012	1,334	$31.02	1.93

As of March 31, 2012, we had $36.0 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 3.01 years.

Employee Stock Purchase Plan

The estimated subscription date fair value of the offering under the ESPP for each of the three months ended March 31, 2012 and April 2, 2011 was $0.6 million using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended
	March 31, 2012	April 2, 2011
Risk-free-interest rate	0.05%	0.16%
Expected volatility	36%	46%
Expected option life	0.50 years	0.50 years
Dividends	None	None

As of March 31, 2012, there was approximately $0.1 million of unrecognized compensation expense related to ESPP subscriptions that began on November 1, 2011, which amount we expect to recognize during the second quarter of 2012.

Note 9.  Common and Preferred Stock

During the first quarter of fiscal 2011, under a $100 million repurchase program publicly announced on February 14, 2011 (“February 2011 program”), we paid an aggregate of $50 million to repurchase 1,783,267 shares of our common stock. On November 7, 2011 we announced that our Board of Directors authorized a new publicly announced program for the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the

February 2011 program to November 4, 2012. There was no repurchase of shares during the three months ended March 31, 2012 under these publicly announced programs.

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and units withheld in order to satisfy tax withholding tax obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of 136,430 shares purchased during the three months ended March 31, 2012 was $4.7 million, and the aggregative value of 126,342 shares purchased during the three months ended April 2, 2011 was $3.5 million.

Note 10. Income Taxes

Our effective income tax rates for the three months ended March 31, 2012 and April 2, 2011, were 32.4% and 34.1%, respectively.  The decrease is primarily attributable to a greater percentage of earnings generated in lower-tax jurisdictions, a function of the acquisition of Levitronix Medical. This rate benefit was partially offset by the lack of federal R&D credits in the absence of enacted legislation.

During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $2.0 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

Note 11. Segment and Geographic Information

The accounting standard for segment reporting establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of this evaluation, in which we have also considered the Levitronix Medical acquisition, we determined that we have one operating segment: Cardiovascular group. This segment is organized and operates to develop and manufacture mechanical circulatory products to support the cardiovascular systems of humans.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on final destination where the products are sold. No individual customer and no individual country outside of the U.S. accounted for more than 10% of product sales during the three months ended March 31, 2012 or April 30, 2011.

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Product sales by geographic location:
Domestic	$103,861	$82,467
International	22,908	17,063
Total	$126,769	$99,530

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Product sales by product line:
HeartMate	$111,690	$87,263
Thoratec	5,788	7,295
CentriMag	8,654	4,452
Other	637	520
Total	$126,769	$99,530

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Product sales by category:
Pump	$92,519	$67,331
Non-Pump	33,613	31,679
Other	637	520
Total	$126,769	$99,530

Note 12. Net Income Per Share

Restricted Stock Awards (“RSA”) previously granted under the 2006 Plan, are subject to repurchase, settled in shares of common stock upon vesting, and have non-forfeitable rights to receive dividends on an equal basis with common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share are determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Dilutive net income per common share also considers the dilutive effect of the in-the-money stock options, and restricted stock units, calculated using the treasury stock method and the dilutive effect of the senior subordinated convertible notes, calculated using the if-converted method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options, restricted stock units includes the amount of unrecognized compensation cost attributable to future services, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability that would be recorded in additional-paid-in capital when the award becomes deductible. In addition, under the if-converted method, cash and non-cash interest expense from the senior subordinated convertible notes are added back to net income and the weighted average number of common shares that the notes convert into are included in the number of shares used to calculate diluted net income (loss) per share.

Basic and diluted net income per common share attributable to common shareholders under the two-class method were calculated as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(stated in thousands, except per share amounts)

Basic net income per common share calculation
Net income	$25,486	$16,459
Net income allocated to participating securities	(20)	(48)
Net income attributable to common shareholders	$25,466	$16,411

Weighted average number of common shares used to compute basic net income per common share	58,438	57,932

Basic net income per common share	$0.44	$0.28

Diluted net income per common share calculation
Net income	$25,486	$16,459
Interest expense on senior subordinated convertible debt (net of taxes)	—	1,680
Net income for diluted share calculation	25,486	18,139
Net income from allocated to participating securities	(20)	(47)
Net income attributable to common shareholders	$25,466	$18,092

Weighted average number of common shares used to compute basic net income per common share attributable to common shares	58,438	57,932
Dilutive effect of stock-based compensation plans	944	778
Dilutive effect on conversion of senior subordinated convertible notes	—	7,171
Weighted average number of common shares used to compute diluted net income per common share	59,382	65,881

Diluted net income per common share	$0.43	$0.27

The weighted average unvested restricted stock awards outstanding were 46,427 and 169,781 for the three months ended March 31, 2012 and April 2, 2011, respectively.

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per common share because their inclusion would be antidilutive	253	613

The computation of diluted net income per common share for the three months ended April 2, 2011 excludes the effect of assuming the conversion of our senior subordinated convertible notes, which were convertible at $19.72 per share into 7.3 million shares of common stock, because the effect would have been antidilutive.

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

For the treatment of heart failure (“HF”) patients, we develop, manufacture and market proprietary medical devices used for mechanical circulatory support (“MCS”). For advanced HF, our primary product lines are our ventricular assist devices (“VADs”): the Thoratec Paracorporeal Ventricular Assist Device (“PVAD”), the Thoratec Implantable Ventricular Assist Device (“IVAD”), and the HeartMate II Left Ventricular Assist System (“HeartMate II”). We refer to the PVAD and the IVAD collectively as the “Thoratec product line” and we refer to the HeartMate II as the “HeartMate product line.” For acute HF, our product lines are the CentriMag Acute Circulatory System (“CentriMag”) and for pediatric patients the PediMag/PediVAS Acute Circulatory System (“PediMag/PediVAS”). The PVAD, IVAD, HeartMate XVE, HeartMate II, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration (“FDA”) and Conformité Européene (“CE”) Mark approved in Europe.

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

On August 3, 2011, we announced that we acquired the medical business of Levitronix (“Levitronix Medical”), for an upfront cash payment of $110 million, as well as potential future cash earn-out payments of up to $40 million. This acquisition follows a successful strategic relationship between the two companies. Prior to the acquisition, we provided distribution and clinical support to Levitronix Medical in the U.S. for the CentriMag, under an agreement that would have expired at the end of 2011. We have also collaborated on the development of the fully magnetically levitated motor technology employed in the HeartMate III left ventricular assist system, which is currently in preclinical testing.

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

The CentriMag

The CentriMag is an extracorporeal full-flow acute surgical support platform incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology. The CentriMag is 510(k) cleared by the FDA for use up to six hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under an FDA humanitarian device exemption to be used as a right ventricular assist device for periods of support up to thirty days in patients in cardiogenic shock due to acute right ventricular failure. In May 2008, Levitronix received approval to commence a U.S. pivotal trial to demonstrate safety and effectiveness of the CentriMag for periods of support up to thirty days. The CentriMag has CE Mark approval in Europe to provide support for up to thirty days for both cardiac and respiratory failure. In Canada, the CentriMag is approved for short-term cardiopulmonary support.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the three months ended March 31, 2012.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended
	(in thousands, except for percentage data)
	March 31, 2012%		April 2, 2011%

Product sales	$126,769	100.0%	$99,530	100.0%
Cost of product sales	38,887	30.7	31,772	31.9
Gross profit	87,882	69.3	67,758	68.1
Operating expenses:
Selling, general and administrative	31,201	24.6	24,919	25.0
Research and development	19,696	15.5	15,754	15.9
Total operating expenses	50,897	40.1	40,673	40.9
Income from operations	36,985	29.2	27,085	27.2
Other income and (expense):
Interest expense and other	(3)	0.0	(2,880)	(2.9)
Interest income and other	734	0.6	755	0.7
Income before income tax expense	37,716	29.8	24,960	25.0
Income tax expense	(12,230)	(9.7)	(8,501)	(8.5)
Net income	$25,486	20.1	$16,459	16.5

Three months ended March 31, 2012 and April 2, 2011

Product Sales

Product sales consisted of the following:

	Three Months Ended
	March 31, 2012	April 2, 2011	% Change
	(in thousands)

Total product sales	$126,769	$99,530	27.4%

During the three months ended March 31, 2012 as compared to the three months ended April 2, 2011, product sales increased by $27.2 million or 27.4% driven by strong sales volume of HeartMate and CentriMag products. The HeartMate product line contributed approximately $24.4 million to the increase, while CentriMag and PediMag contributed approximately $4.2 million, partially attributable to the Levitronix Medical acquisition which added $2.7 million of incremental revenues during the first quarter of 2012. In addition, sales of other products increased by $0.1 million. The increase was partially offset by a decline of approximately $1.5 million in sales of the Thoratec product line partially due to cannibalization by the HeartMate product line. From a regional perspective, the U.S. contributed approximately $21.4 million to the increase, while international sales contributed approximately $5.8 million. In the U.S., five HeartMate II centers were added during the first quarter of 2012, bringing the total to 154 centers. Internationally, we added one centers during the first quarter of 2012, bringing the total to 145 centers.

Sales originating outside of the U.S. and U.S. export sales accounted for approximately 18% and 17% of our total product sales for each of the three months ended March 31, 2012 and April 2, 2011, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands, except percentages)
Total gross profit (A)	$87,882	$67,758
Total gross margin	69.3%	68.1%

(A)      Includes the effect of adjustments to cost of product sales for intangible amortization expense of $2.0 million for the three months ended April 2, 2011, previously presented within operating expense.  Refer to Note 1 in the condensed consolidated financial statements for details.

During the three months ended March 31, 2012 as compared to the three months ended April 2, 2011, gross margin percentage increased by 1.2% primarily due to favorable gross margins from, volume based efficiencies and the contribution from the acquisition of Levitronix Medical, and in part offset by timing of absorption variances.

Selling, General and Administrative

Selling, general and administrative expenses were as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011	% Change
	(in thousands)
Total selling, general and administration (B)	$31,201	$24,919	25.2%

(B)        Includes intangible amortization expense related to patents and trademarks of $0.3 million reclassified to selling, general and administrative expense for the three months ended April 2, 2011.

In the first quarter of 2012 as compared to the first quarter of 2011, selling, general and administrative costs increased by $6.3 million primarily due to market development initiatives including sales force expansion, increased travel and other selling expenses which were attributed to the higher product sales, and an increase in amortization in connection of patents and trademarks as a result of the acquisition of Levitronix Medical in August 2011.

Research and Development

Research and development expenses were as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011	% Change
	(in thousands)
Total research and development	$19,696	$15,754	25.0%

Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

In the first quarter of 2012 as compared to the first quarter of 2011, R&D expenses increased by $3.9 million due to incremental R&D headcounts and activities in connection with the Levitronix Medical acquisition in August 2011, and next generation product development costs for HeartMate III, and other research and clinical studies performed.

Interest Expense and Other

Interest expense primarily relates to interest on the senior subordinated convertible notes as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011	% Change
	(in thousands)
Interest expense	$(3)	$(2,779)	(99.9)%
Amortization of debt issuance costs related to senior subordinated convertible notes	—	(101)	(100.0)%
Total interest expense and other	$(3)	$(2,880)

Interest expense in 2011 pertained primarily to the senior subordinated convertible notes that were extinguished in May 2011.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended
	March 31, 2012	April 2, 2011	% Change
	(in thousands)
Interest income	$291	$1,113	(73.9)%
Foreign currency, net	189	(501)	(137.7)%
Other	254	143	77.6%
Total interest income and other	$734	$755

Interest income during the three months ended March 31, 2012 decreased by $0.8 million compared to the three months ended April 2, 2011, mainly due to decline in interest rates. Foreign currency contributed a net increase of $0.7 million due to fluctuations in foreign exchange rates. Other items contributed increased by $0.1 million due to the change in the mark-to-market value of our deferred compensation plan assets during the period.

Income Taxes

Our effective income tax rates for the three months ended March 31, 2012 and April 2, 2011, were 32.4% and 34.1%, respectively.  The decrease is primarily attributable to a greater percentage of earnings generated in lower-tax jurisdictions, a function of the acquisition of Levitronix Medical. This rate benefit was partially offset by the lack of federal R&D credits in the absence of enacted legislation.

Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Since changes in our forecasted profitability for 2012 can significantly affect our projected annual effective tax rate, we believe our quarterly tax rate will be dependent on our profitability and could fluctuate significantly.

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

Following is a summary of our cash, cash equivalents and investments:

	March 31, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$86,879	$42,661
Short-term investments	144,667	150,753
Long-term investments	15,914	16,090
Total cash, cash equivalents and investments	$247,460	$209,504

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, and share repurchase programs for at least the next twelve months.

Cash Flow Activities

	March 31, 2012	April 2, 2011	% Change
	(in thousands)
Net cash provided by operating activities	$41,256	$18,305	125.4%
Net cash provided by investing activities	4,249	36,779	(88.4)%
Net cash used in financing activities	(1,736)	(46,641)	96.3%
Effect of exchange rate changes on cash and cash equivalents	449	(363)	223.7%
Net increase in cash and cash equivalents from continuing operations	44,218	8,080

Cash Provided by Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities for the three months ended March 31, 2012 increased by approximately $23.0 million compared with the three months ended April 2, 2011. The increase was primarily due to higher net income of $9.0 million, a net decrease to inventories of $14.3 million, a net increase in accrued income taxes of $4.6 million and accrued compensation and other accrued liabilities of $11.8 million, an increase in non-cash charges of $2.3 million, an increase in the use of cash associated with a net increase in accounts receivable of $11.7 million and a net decrease in accounts payable of $2.2 million.

Cash Provided by Investing Activities

Investing cash flows consist primarily of net investment purchases and maturities, and capital expenditures. Cash used in investing activities decreased by $32.5 million for the three months ended March 31, 2012 compared with the three months ended April 2, 2011. The decrease is primarily due to lower volume of available-for-sale investments purchases for the three months ended March 31, 2012 compared with the three months ended April 2, 2011.

Cash Used in Financing Activities

Financing cash flows consist primarily of repurchases of common stock, proceeds from exercises of stock options, and payment of contingent considerations. Net cash used in financing activities decreased by approximately $44.9 million for the three months ended

March 31, 2012 compared with the three months ended April 2, 2011. The decrease is primarily due to no repurchases of common stock in the current quarter (compared to approximately $50 million in same period last year) and lower proceeds received from the exercises of stock options by $3.1 million, offset by the repayment of $1.5 million related to the contingent considerations in the current quarter.

Stock Repurchase Program

During the first quarter of fiscal 2011, under a $100 million repurchase program publicly announced on February 14, 2011 (“February 2011 program”), we paid an aggregate of $50 million to repurchase 1,783,267 shares of our common stock. On November 7, 2011 we announced that our Board of Directors authorized a new publicly announced program for the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the February 2011 program to November 4, 2012. There was no repurchase of shares during the three months ended March 31, 2012 under these publicly announced programs.

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and units withheld in order to satisfy tax withholding tax obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of 136,430 shares purchased during the three months ended March 31, 2012 was $4.7 million, and the aggregative value of 126,342 shares purchased during the three months ended April 2, 2011 was $3.5 million.

Off Balance Sheet Arrangements

We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized and automatically renews on June 30th of each year, unless terminated by one of the parties. As of March 31, 2012, our Letter of Credit balance was approximately $0.8 million.

Credit Facility

On December 19, 2011, we obtained an unsecured revolving credit facility that provides for up to $50.0 million in revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants. We were in compliance with all covenants as of March 31, 2012. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of March 31, 2012, there were no borrowings under this credit facility.

Contractual Obligations

As of March 31, 2012, the liability for uncertain tax positions was $11.5 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the three months ended March 31, 2012 there were no material changes to our contractual obligations reported in our 2011 Annual Report on Form 10-K outside our normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio and cash equivalents that bear variable interest would have an immaterial impact to interest income, on the consolidated statements of operations, if interest rates would have fallen by 50 basis points. In addition, if interest rates rise, the market value of our investment portfolio may decline, which could result in a loss if we choose or are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points, the change in our net unrealized loss on our short and long-term investments would be $1.8 million. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

The fair value of our forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% change in the non-functional currency exchange rates as of March 31, 2012 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $10.0 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2012. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that as of March 31, 2012 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes to Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2012, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2011 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended March 31, 2012.

The following table sets forth certain information about our common stock repurchased during the three months ended March 31, 2012:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)(3)	Approximate dollar value (in $000) of shares that may yet be purchased under the plans or programs(3)
	(in thousands, except per share data)
January 1, 2012 through January 31, 2012	2,073	$29.86	—	$50,031
February 1, 2012 through February 29, 2012	55,367	$35.51	—	$50,031
March 1, 2012 through March 31, 2012	78,990	$34.28	—	$50,031
Total	136,430	$34.71	—	$50,031

During the first quarter of fiscal 2011, under a $100 million repurchase program announced on February 14, 2011 (“February 2011 program”), we paid an aggregate of $50 million to repurchase 1,783,267 shares of our common stock. On November 7, 2011 we announced that our Board of Directors authorized a new program for the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the February 2011 program to November 4, 2012.

(1)         Shares purchased that were not part of our publicly announced repurchase program represent the surrender value of shares of restricted stock awards and units withheld in order to satisfy tax withholding tax obligations upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

(2)   There was no repurchase of shares during the three months ended March 31, 2012.

(3)  Cumulative amounts through each respective month ending in 2012

ITEM 6. EXHIBITS

10.34	Thoratec Corporation Corporate Executive Incentive Plan FY 2012, effective for certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Interim Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Interim Chief Financial Officer.

101***

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and April 2, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and April 2, 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: May 8, 2012	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: May 8, 2012	/s/ Roxanne Oulman
Roxanne Oulman
Interim Chief Financial Officer and Principal Accounting Officer