Form 10-Q
period 2012-06-30
THORATEC CORP
filed 2012-08-02
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of July 27, 2012, the registrant had 58,822,750 shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information	2
Item 1. Unaudited Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	2
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and July 2, 2011	3
Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and July 2, 2011	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and July 2, 2011	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosure of Market Risk	30
Item 4. Controls and Procedures	30
Part II. Other Information	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	33
Signatures	34
Exhibits
EX-10.1
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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$135,939	$42,661
Short-term available-for-sale investments	132,886	150,753
Receivables, net of allowances of $1,964 and $2,153, respectively	67,193	59,292
Inventories	46,040	55,691
Deferred tax assets	10,125	10,116
Income tax receivable	7,248	12,112
Prepaid expenses and other assets	11,042	6,640
Total current assets	410,473	337,265
Property, plant and equipment, net	40,839	38,928
Goodwill	189,873	191,193
Purchased intangible assets, net	86,631	92,279
Long-term available-for-sale investments	10,983	16,090
Other long-term assets	5,118	5,233
Total Assets	$743,917	$680,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,130	$12,559
Accrued compensation	15,947	15,739
Other accrued liabilities	20,720	14,936
Total current liabilities	52,797	43,234
Long-term deferred tax liability	18,802	20,429
Other long-term liabilities	11,223	10,823
Contingent liabilities (Note 2)	17,115	22,052
Total Liabilities	99,937	96,538
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 58,771 and 58,368 as of June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	594,349	578,293
Retained earnings	66,874	24,190
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,039)	(1,664)
Cumulative translation adjustments	(16,204)	(16,369)
Total accumulated other comprehensive loss	(17,243)	(18,033)
Total Shareholders’ Equity	643,980	584,450
Total Liabilities and Shareholders’ Equity	$743,917	$680,988

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Product sales	$118,659	$111,221	$245,428	$210,751
Cost of product sales	36,022	34,342	74,909	66,114
Gross profit	82,637	76,879	170,519	144,637
Operating expenses:
Selling, general and administrative	32,013	26,824	63,214	51,743
Research and development	19,808	15,799	39,504	31,553
Total operating expenses	51,821	42,623	102,718	83,296
Income from operations	30,816	34,256	67,801	61,341
Other income and (expense):
Interest expense and other	—	(1,767)	(3)	(4,647)
Interest income and other	88	488	822	1,243
Income before income taxes	30,904	32,977	68,620	57,937
Income tax expense	(10,096)	(11,195)	(22,326)	(19,696)
Net income	$20,808	$21,782	$46,294	$38,241

Net Income per share:
Basic	$0.35	$0.37	$0.79	$0.66
Diluted	$0.35	$0.36	$0.78	$0.63
Shares used to compute income per share:
Basic	58,737	58,186	58,587	58,060
Diluted	59,518	63,213	59,513	64,590

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$20,808	$21,782	$46,294	$38,241
Unrealized gains on investments (net of taxes of $405 and $42 for the three months ended June 30, 2012 and July 2, 2011, respectively, and $420 and $137 for the six months ended June 30, 2012 and July 2, 2011, respectively)	598	54	625	195
Foreign currency translation adjustments	(1,466)	341	165	1,190
Total other comprehensive income (loss)	(868)	395	790	1,385
Comprehensive income	$19,940	$22,177	$47,084	$39,626

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from continuing operating activities:
Net Income	$46,294	$38,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,738	8,196
Investment premium amortization, net	1,049	2,271
Non-cash interest income and other	351	913
Non-cash interest expense	—	2,815
Tax benefit related to stock options	1,624	902
Share-based compensation expense	10,467	7,803
Excess tax benefits from share-based compensation	(1,679)	(910)
Loss on disposal of assets	42	135
Change in net deferred taxes	(1,672)	(2,888)
Changes in assets and liabilities:
Receivables	(8,233)	(2,406)
Inventories	7,858	(3,210)
Other current and non-current assets	214	160
Accounts payable	3,004	(2,831)
Income taxes, net	3,303	3,156
Other current and non-current liabilities	2,206	(8,178)
Net cash provided by operating activities	74,566	44,169

Cash flows from investing activities:
Purchases of available-for-sale investments	(87,595)	(196,448)
Sales and maturities of available-for-sale investments	110,160	404,855
Purchases of property, plant and equipment, net	(3,937)	(4,461)
Net cash provided by investing activities	18,628	203,946

Cash flows from financing activities:
Payment of contingent consideration	(1,518)	—
Excess tax benefits from share-based compensation	1,679	910
Proceeds from stock option exercises	3,671	6,949
Proceeds from stock issued under the employee stock purchase plan	1,896	1,886
Repurchase and retirement of common shares	(5,352)	(53,654)
Extinguishment of senior subordinated convertible notes	—	(164,429)
Net cash provided by (used in) financing activities	376	(208,338)
Effect of exchange rate changes on cash and cash equivalents	(292)	(500)

Net increase in cash and cash equivalents	93,278	39,277
Net cash and cash equivalents at beginning of period	42,661	56,887
Net cash and cash equivalents at end of period	$135,939	$96,164
Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$18,947	$18,518
Cash paid for interest	$3	$1,679
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$1,686	$1,392
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$916	$7
Issuance of shares for extinguishment of senior subordinated convertible notes	$—	$82,711

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Operations and Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “us,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2011 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our 2011 Annual Report on Form 10-K (the “2011 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

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

Financial Statement Presentation Matters

Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended July 2, 2011, management determined that amortization of core technology and developed technology should have been presented within cost of product sales. In addition, amortization of patents and trademarks for the same period has been reclassified to selling, general and administrative expenses to conform to current period presentation. Previously, amortization of these purchased intangible assets was reported as a separate line item within operating expenses.

The impact of the correction and reclassification on specific line items in our condensed consolidated statements of operations is presented below:

	Three Months Ended July 2, 2011		Six Months Ended July 2, 2011
	As previously reported	As reported	As previously reported	As reported
	(in thousands)
Cost of product sales	$32,410	$34,342	$62,145	$66,114
Gross profit	78,811	76,879	148,606	144,637
Selling, general, and administrative expenses	26,559	26,824	51,213	51,743
Amortization of purchased intangible assets	2,197	—	4,499	—
Total operating expenses	44,555	42,623	87,265	83,296

This had no impact on previously reported product sales, income before taxes, net income, earnings per share, or any consolidated balance sheet or statement of cash flow categories.

New Accounting Standards Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. We adopted this standard in the first quarter of fiscal 2012 and it did not have an impact on our financial statements but did expand our disclosures about our Level 3 fair value measurements. Refer to Note 3 for additional information.

In September 2011, the FASB modified existing rules to allow entities to use a qualitative approach to test goodwill for impairment. The revised guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment were deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.  We became subject to this standard starting in fiscal year 2012 and we will consider whether to implement these qualitative factors during our annual goodwill assessment in the fourth quarter of each year.  Adoption of this amended standard is not expected to have an impact on our results of operations or financial position.

Note 2. Levitronix Medical

On August 3, 2011, we acquired 100 percent of the medical business of Levitronix LLC (“Levitronix Medical”) for an upfront cash payment of $110 million, plus additional cash earn-out amounts (not to exceed $40 million in aggregate) payable annually over the next four years contingent upon achievement of certain product revenue targets. The earn out is calculated based on 36 percent of sales from Levitronix Medical in excess of sales of approximately $24 million per year over the four-year period commencing from the date of acquisition. The fair value of the contingent consideration is calculated using the discounted cash flow approach, utilizing various revenue assumptions and applying a probability to each outcome. Under our various revenue assumptions, the estimated undiscounted range of outcomes was from $9.7 million to $37.4 million. The fair value of the contingent consideration as of the acquisition date was estimated and recorded at $23.6 million. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded within operating expense within our condensed consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. During the first quarter of 2012, we paid out $1.5 million of the contingent consideration related to sales in 2011. As of June 30, 2012, the fair value of the contingent consideration was approximately $22.0 million, of which $4.9 million is included in “Other current liabilities” and $17.1 million is reported in “Contingent liabilities” on the condensed consolidated balance sheet.

Prior to the acquisition, we distributed and provided clinical support for the CentriMag in the U.S. under an agreement that would have expired at the end of 2011. We had also collaborated with Levitronix Medical on the development of the fully magnetically levitated motor technology employed in the HeartMate III left ventricular assist system, which is currently in preclinical testing. This acquisition allowed us to acquire the CentriMag Acute Circulatory System (“CentriMag”) and PediMag/PediVAS Acute Circulatory System (“PediMad/PediVAS”) product lines and completely secures the fully magnetically levitated patented technology related to the HeartMate III.

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

The following table includes unaudited pro forma financial information for the six months ended July 2, 2011 as if the acquisition of Levitronix Medical had occurred as of the beginning of the 2010 period. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred as of the beginning of 2010 period, nor does it give effect to synergies, cost savings, fair market value adjustments, profit in inventory, immaterial depreciation expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Six Months Ended July 2, 2011
(in thousands)
Product sales	$217,476
Income before taxes	69,258
Net Income	43,467

The consolidated pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the acquisition:

•                  Amortization expense related to the acquired intangible assets of $1.3 million for the six months ended July 2, 2011.

•                  Actual acquisition-related transaction costs incurred of $1.4 million during the six months ended July 2, 2011 were excluded from the pro forma consolidated results of operations for the six months ended July 2, 2011.

•                  Fair value adjustment related to inventory was excluded from the pro forma results above for the six months ended July 2, 2011, as the fair value adjustment was recorded in 2010 as if the inventory as of the acquisition date was sold in the 2010 period.

•                  Intercompany revenues were excluded from the pro forma consolidated results of operations as if Levitronix Medical operations had been consolidated at the beginning of fiscal 2010.

Pro forma adjustments were tax-effected using our effective tax rate for the six months ended July 2, 2011.

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers among Level 1, Level 2, and Level 3 during either the six months ended June 30, 2012 or the six months ended July 2, 2011.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2012:
Assets:
Cash equivalents:
Money market funds	$97,300	$97,300	$—	$—
Municipal bonds	19,544	—	19,544	—
Short-term investments:
Municipal bonds	94,107	—	94,107	—
Variable demand notes	21,195	—	21,195	—
Corporate bonds	17,584	—	17,584	—
Prepaid expenses and other assets:
Mark-to-market on foreign exchange contracts	5,394	—	5,394	—
Long-term investments:
Auction rate securities	10,983	—	—	10,983
Other long-term assets:
Investments included in our deferred compensation plan	2,315	—	2,315	—
Liabilities:
Other accrued liabilities:
Mark-to-market on foreign exchange contracts	$58	$—	$58	$—
Contingent consideration ($4.9 million included in “Other accrued liabilities”; $17.1 million included in “Contingent liabilities”)	22,052	—	—	22,052

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2011:
Assets:
Cash equivalents:
Money market funds	$37,986	$37,986	$—	$—
Short-term investments:
Municipal bonds	97,560	—	97,560	—
Variable demand notes	48,800	—	48,800	—
Corporate bonds	4,393	—	4,393	—
Prepaid expenses and other assets:
Mark to market on foreign exchange contracts	674	—	674	—
Long-term investments:
Auction rate securities	16,090	—	—	16,090
Other long-term assets:
Investments included in our deferred compensation plan	2,171	—	2,171	—
Liabilities:
Contingent consideration ($1.5 million included in “Other accrued liabilities”; $22.1 million included in “Contingent liabilities”)	$23,570	$—	$—	$23,570

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets include the auction rate securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The auction rate securities were valued using a discounted cash-flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of auction rate securities. In addition, Level 3 financial liabilities include the contingent consideration related to the acquisition of Levitronix Medical because the fair value includes significant management judgment or estimation. The contingent consideration was valued using discounted cash flow models for five revenue scenarios that include a base case (the most likely scenario), two scenarios that incorporate the likelihood of achieving lower revenues than the estimated base case, and two scenarios that incorporate the likelihood of achieving higher revenues than the estimated base case. To calculate the fair value of the contingent considerations, the probability of the fair value of each scenario was weighted.

Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, amortized cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2012:
Short-term investments:
Municipal bonds	$94,007	$126	$(26)	$94,107
Variable demand notes	21,195	—	—	21,195
Corporate bonds	17,580	11	(7)	17,584
Total short-term investments	$132,782	$137	$(33)	$132,886
Long-term investments:
Auction rate securities	$12,700	$—	$(1,717)	$10,983
As of December 31, 2011:
Short-term investments:
Municipal bonds	$97,406	$160	$(6)	$97,560
Variable demand notes	48,800	—	—	48,800
Corporate bonds	4,398	2	(7)	4,393
Total short-term investments	$150,604	$162	$(13)	$150,753
Long-term investments:
Auction rate securities	$18,900	$—	$(2,810)	$16,090

As of June 30, 2012, we owned approximately $12.7 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between AAA and BB. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

As of June 30, 2012, we had recorded an estimated cumulative unrealized loss of $1.7 million ($1.0 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within the consolidated shareholders’ equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). Our auction rate securities are primarily classified as long-term and are valued at $11.0 million using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. Approximately $6.2 million of our auction rate securities were settled at par during the six months ended June 30, 2012.

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

	June 30, 2012	December 31, 2011
	(in thousands)
Deferred compensation plan	$3,980	$3,763

The unrealized gain before tax from the change in the value of the deferred compensation plan was $0.2 million during the six months ended June 30, 2012 and July 2, 2011.

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows as of June 30, 2012:

	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$89,474	$89,536
Maturing after 1 year through 5 years	43,308	43,350
Short-term available-for-sale investments	132,782	132,886
Maturing after 5 years	12,700	10,983
	$145,482	$143,869

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities during the six months ended June 30, 2012:

Auction Rate Securities
(in thousands)
Balance as of December 31, 2011	$16,090
Settlements at par	(6,200)
Unrealized holding gain on auction rate securities, included in other comprehensive income	1,093
Balance as of June 30, 2012	$10,983

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

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of contingent consideration during the six months ended June 30, 2012:

Contingent Consideration
(in thousands)
Balance as of December 31, 2011	$23,570
Payments	(1,518)
Change in fair value	—
Balance as of June 30, 2012	$22,052

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2012:

	Fair Value at June 30, 2012 (in millions)	Valuation Technique	Significant Unobservable Input	weighted average (range)
Auction rate securities	$11.0	Discounted cash flow	Discount rate	0.72% (0.72%)
			Market credit spread	3.196% (0.7% - 4.2%)
			Liquidity factor	0.57% (0.57%)

Contingent considerations	$22.0	Multiple outcome discounted cash flow	Revenue	$ 39.5 million $(25.5 million to $46.7 million)
			Discount rate	1.67% (1.17% to 2.24%)
			Probability of occurrence	20% (10% to 50%)

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

The fair value of auction rate securities is calculated on a quarterly basis by senior management based on a collaborative effort of the our corporate treasury and accounting groups. To assess the reasonableness of the fair value measurement, management compares its fair value measurement to the values calculated by independent third parties.

Contingent consideration

The estimated fair value of the liability for contingent consideration represents revenue targets related to the Levitronix Medical acquisition. The fair value of the liability is determined using a discounted cash flow technique with significant inputs that include projected revenue, discount rate and percent probability of occurrence. A significant increase (decrease) in the projected revenue in isolation could result in a significantly higher (lower) fair value measurement; a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement; and the changes in the probability of occurrence between the outcomes in isolation could result in a significantly lower or higher fair value measurement.

The fair value of the contingent considerations is calculated on a quarterly basis by management based on a collaborative effort of our operation, finance and accounting groups. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue targets as compared to initial projections, the impact of market competition, and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the condensed consolidated statement of operations. No adjustments were made for the six months ended June 30, 2012.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. No impairment was recorded in either the six months ended June 30, 2012 or the six months ended July 2, 2011.

Note 4. Foreign Exchange Instruments

We utilize foreign currency forward exchange contracts and options with recognized financial institutions to manage our exposure to the impact of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated sales and purchase transactions. We do not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, British Pound Sterling, U.S. Dollar and Swiss Franc. The periods of these forward contracts range from 30 days to 9 months, and the notional amounts are intended to be consistent with changes in the underlying exposures. We intend to exchange foreign currencies for U.S. Dollars at maturity.

Total gross notional amounts for outstanding derivatives instruments were as follows:

	June 30, 2012	December 31, 2011
Forward contracts:
Euro (sell)	€12.1 million	€9.6 million
British Pound Sterling (sell)	£1.4 million	£0.8 million
U.S. Dollar (sell)	$5.8 million	$3.6 million
U.S. Dollar (buy)	$77.6 million	$76.2 million
U.S. Dollar (buy)	$7.6 million	$9.1 million

The following table shows the derivative instruments measured at gross fair value reported on the condensed consolidated balance sheets:

	June 30, 2012
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$5,394	$58

	December 31, 2011
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$674	$—

The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Foreign currency exchange gain on foreign contracts	$5,256	$491	$2,331	$126
Foreign currency transactions gain (loss)	(5,423)	(709)	(2,309)	(846)

Note 5. Balance Sheet Information

The following tables provide details of selected condensed consolidated balance sheets items as of the end of each period:

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Finished goods	$16,537	$20,911
Work in process	9,655	11,296
Raw materials	19,848	23,484
Total	$46,040	$55,691

Property, plant and equipment, net consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Land, building and improvements	$20,151	$20,116
Equipment and capitalized software	41,889	38,829
Furniture and leasehold improvements	24,672	23,406
Total	86,712	82,351
Less accumulated depreciation	(45,873)	(43,423)
Total	$40,839	$38,928

Depreciation expense was $2.1 million and $4.2 million for the three and six months ended June 30, 2012, respectively, and $1.9 million and $3.7 million for the three and six months ended July 2, 2011, respectively.

Warranty provision, included in “Other accrued liabilities” on the condensed consolidated balance sheets, and the changes in the balances were as follows for the six months ended June 30, 2012 and July 2, 2011:

	June 30, 2012	July 2, 2011
	(in thousands)
Balance, beginning of the period	$2,452	$3,057
Additions	989	1,455
Settlements	(769)	(1,519)
Balance, end of the period	$2,672	$2,993

Note 6. Goodwill and Intangible Assets, net

The carrying amount of goodwill and the changes in the balances for the six months ended June 30, 2012 are as follows:

Balance, beginning of the period	$191,193
Foreign currency translation impact	(1,320)
Balance, end of the period	$189,873

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

Purchased Intangible Assets, Net consisted of the following:

	As of June 30, 2012
	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Patents and trademarks	$43,564	$(32,908)	$10,656
Core technology	37,180	(20,417)	16,763
Developed technology	128,146	(73,420)	54,726
Pre-existing license agreement	2,300	(301)	1,999
Customer based relationships and other	4,302	(1,678)	2,624
	215,492	(128,724)	86,768
Foreign currency translation impact	(137)	—	(137)
Total purchased intangible assets	$215,355	$(128,724)	$86,631

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Patents and trademarks	$43,531	$(31,836)	$11,695
Core technology	37,180	(19,445)	17,735
Developed technology	128,072	(69,262)	58,810
Pre-existing license agreement	2,300	(145)	2,155
Customer based relationships and other	4,270	(493)	3,777
	215,353	(121,181)	94,172
Foreign currency translation impact	(1,893)	—	(1,893)
Total purchased intangible assets	$213,460	$(121,181)	$92,279

Amortization of intangible assets above is based on a straight-line method, which represents the expected pattern of future benefits related to those respective intangible assets. Amortization expense related to identifiable intangible assets was $2.7 million and $5.5 million for the three and six months ended June 30, 2012, respectively, and $2.2 million and $4.5 million for the three and six months ended July 2, 2011, respectively.

Estimated amortization expenses for the next five fiscal years and all years thereafter are as follows:

(in thousands)
Fiscal year:
Remainder of 2012	$5,620
2013	11,241
2014	10,246
2015	10,048
2016	10,001
Thereafter	39,475
Total	$86,631

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

Holders could require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. On March 31, 2011, pursuant to our rights under the terms of the Notes we gave notice of our intention to redeem all of our outstanding senior subordinated convertible notes on May 17, 2011. During the second quarter of 2011, prior to or on May 16, 2011, noteholders converted 243,367 notes, and we elected to pay $164.4 million in cash and issue 2,397,535 shares with an estimated fair value at conversion of $82.7 million. In addition, on May 17, 2011, we redeemed the remaining outstanding 15 notes for cash. We accounted for the extinguishment in accordance with accounting standards, and there was no gain or loss reported for the fiscal year ended December 31, 2011. The difference of $105.7 million between the fair value of the aggregate consideration paid of $247.1 million and the face value of the senior subordinated convertible notes of $141.4 million was recorded to additional paid-in capital.

In accordance with accounting standards for certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on the senior subordinated convertible notes separately. This accounting pronouncement increased interest expense associated with our senior subordinated convertible notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (2.375% per year) of the senior subordinated convertible notes and the effective interest rate on debt borrowing (9% per year). The discount, which represents the non-cash interest expense, classified as interest expense on the consolidated statements of operations, was being amortized to interest expense over a seven-year period ending May 16, 2011 (the expected life of the liability component) using the effective interest method. Additionally, we allocated transaction costs based on the same percentage as the liability and equity components, such that a portion of the deferred debt issuance costs was allocated to the liability component to be amortized using the effective interest method until May 16, 2011 and the equity component to be included in additional paid-in capital.

Interest expense primarily includes interest and amortization of discount related to senior subordinated convertible notes, in which the cash and non-cash component were $0.4 million and $1.2 million for the three and six months ended July 2, 2011, respectively, and $1.3 million and $3.1 million for the three and six months ended July 2, 2011, respectively. There was no interest expense — cash or non-cash component — for the three and six months ended June 30, 2012.

Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The credit agreement contains financial covenants. We were in compliance with all such covenants as of June 30, 2012. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of June 30, 2012, there were no borrowings under this credit facility.

Note 8. Share-Based Compensation

Our Board of Directors authorized the 2006 Incentive Stock Plan (the “2006 Plan”). The 2006 Plan was last amended on May 23, 2012. Participation in the 2006 Plan is limited to employees, directors, and consultants. Shares reserved for future issuance under the 2006 Plan may be used for grants of stock options (“options”), restricted stock units (“RSUs”), and other types of awards. Options granted under the 2006 Plan are either incentive or nonqualified stock options and generally become exercisable in increments over a period of four years from the date of grant and expire generally ten years from the grant date. RSUs generally vest over a four-year period.

The Board of Directors authorizes the granting of options, RSUs and other type of awards, and determines the employees and consultants to whom options, RSUs, or other awards are to be granted, the number of shares, term, vesting schedule and other terms and conditions of the options, RSUs or other stock awards. The exercise prices of the options shall not be less than the fair market value of common stock on the date of grant. The fair value of RSUs granted is determined based on the number of RSUs granted and the quoted price of our common stock on the date of grant. As of June 30, 2012, approximately 5.1 million shares remained available for grant under the 2006 Plan.

Additionally, we sponsor the Employee Stock Purchase Plan (the “ESPP”) in which eligible employees may contribute up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period. As of June 30, 2012, approximately 477,911 shares remained available for issuance under this plan.

Share-based compensation consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Cost of product sales	$550	$373	$1,115	$703
Selling, general and administrative expenses	3,409	2,509	6,388	5,038
Research and development	1,586	958	3,102	2,061
Total share-based compensation expense before taxes (A)	5,545	3,840	10,605	7,802
Less: Tax benefit for share-based compensation expense	2,069	856	3,959	2,179
Total share-based compensation (net of taxes)	$3,476	$2,984	$6,646	$5,623

(A)  Share-based compensation costs of $0.5 million and $0.4 million were capitalized to inventory as of June 30, 2012 and December 31, 2011, respectively.

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Risk free interest rate (weighted average)	1.22%	2.26%	1.42%	2.81%
Expected volatility	43%	43%	43%	44%
Expected option term (years)	4.83 to 5.86	4.80	4.81 to 5.83	4.80 to 5.81
Dividends	None	None	None	None

Determining Fair Value of Options

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

•                  Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•                  Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options at December 31, 2011	2,538	$22.46	5.96
Granted	564	33.81
Exercised	(197)	18.60
Forfeited or expired	(69)	31.03
Outstanding options at June 30, 2012	2,836	$24.78	6.39
Outstanding options exercisable at June 30, 2012	1,619	$20.29	4.46
Outstanding options vested at June 30, 2012 and expected to vest	2,754	$24.58	6.30

As of June 30, 2012, there was $9.9 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 1.8 years.

Restricted Stock Units

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units at December 31, 2011	1,151	$28.88	1.50
Granted	568	33.63
Released	(299)	28.13
Forfeited or expired	(68)	30.60
Outstanding units at June 30, 2012	1,352	$30.97	1.76

As of June 30, 2012, we had $34.5 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 2.84 years.

Employee Stock Purchase Plan

The estimated subscription date fair value of the offering under the ESPP for each of the six months ended June 30, 2012 and July 2, 2011 was approximately $0.5 million using the Black-Scholes option pricing model and the following assumptions:

	Six Months Ended
	June 30, 2012	July 2, 2011
Risk-free-interest rate	0.15%	0.11%
Expected volatility	40%	48%
Expected option life	0.50 years	0.50 years
Dividends	None	None

As of June 30, 2012, there was approximately $0.4 million of unrecognized compensation expense related to ESPP subscriptions that began on May 1, 2012, which amount we expect to recognize through October 31, 2012.

Note 9.  Common and Preferred Stock

During the first quarter of fiscal 2011, under a $100 million repurchase program publicly announced on February 14, 2011 (“February 2011 program”), we paid an aggregate of $50 million to repurchase 1,783,267 shares of our common stock. On November 7, 2011 we announced publicly that our Board of Directors authorized a new program for the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the February 2011 program to November 4, 2012. During the second quarter of 2012, we paid $0.5 million to repurchase 15,311 shares of our common stock under these publicly announced programs.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $0.5 million of shares repurchased during the second quarter of 2012 by reducing the additional-paid-in capital balance by the average value per share reflected in the account prior to the repurchase and the excess was allocated to retained earnings. Based on this allocation, additional-paid-in capital decreased by $0.2 million and retained earnings decreased by $0.3 million in the consolidated statement of shareholders’ equity.

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased during the three and six months ended June 30, 2012 was approximately $0.1 million and $4.9 million, respectively. The aggregate value of shares purchased during the three and six months ended July 2, 2011 was approximately $0.1 million and $3.7 million, respectively.

Note 10.  Income Taxes

Our effective income tax rates for the three months ended June 30, 2012 and July 2, 2011were 32.7% and 33.9%, respectively.  Our effective income tax rates for the six months ended June 30, 2012 and July 2, 2011 were 32.5% and 34.0%, respectively. The decrease is primarily attributable to a greater percentage of earnings generated in lower-tax jurisdictions, a function of the acquisition of Levitronix Medical. This rate benefit was partially offset by the lack of federal R&D credits in the absence of enacted legislation.

During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $2.0 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

Note 11. Segment and Geographic Information

The accounting standard for segment reporting establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of this evaluation, in which we have also considered the Levitronix Medical acquisition, we determined that we have one operating segment, Cardiovascular group. This segment is organized and operates to develop and manufacture mechanical circulatory products to support the cardiovascular systems of humans.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on final destination where the products are sold. No individual customer and no individual country outside of the U.S. accounted for more than 10% of product sales during the three and six months ended June 30, 2012 or July 2, 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Product sales by geographic location:
Domestic	$97,131	$92,970	$200,992	$175,437
International	21,528	18,251	44,436	35,314
Total	$118,659	$111,221	$245,428	$210,751

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Product sales by product line:
HeartMate	$106,243	$97,621	$217,933	$184,884
Thoratec	3,776	7,597	9,564	14,892
CentriMag	8,049	5,326	16,703	9,778
Other	591	677	1,228	1,197
Total	$118,659	$111,221	$245,428	$210,751

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Product sales by category:
Pump	$85,774	$77,789	$178,293	$148,634
Non-Pump	32,294	32,755	65,907	60,920
Other	591	677	1,228	1,197
Total	$118,659	$111,221	$245,428	$210,751

12.  Net Income Per Share

Restricted Stock Awards (“RSA”) previously granted under the 2006 Plan are subject to repurchase and have non-forfeitable rights to receive dividends as common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share are determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Dilutive net income per common share also considers the dilutive effect of in-the-money stock options and restricted stock units, calculated using the treasury stock method and the dilutive effect of the senior subordinated convertible notes, calculated using the if-converted method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and restricted stock units includes the amount of unrecognized compensation cost attributable to future services, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability that would be recorded in additional-paid-in capital when the award becomes deductible. In addition, under the if-converted method, cash and non-cash interest expense from the senior subordinated convertible notes are added back to net income and the weighted average number of common shares that the notes convert into are included in the number of shares used to calculate diluted net income (loss) per share.

Basic and diluted net income per common share attributable to common shareholders under the two-class method were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands, except per share data)
Basic net income per common share calculation
Net Income	$20,808	$21,782	$46,294	$38,241
Net Income allocated to participating securities	—	(34)	(19)	(85)
Net Income attributable to common shareholders	$20,808	$21,748	$46,275	$38,156

Weighted average number of common shares used to compute basic net income per common share attributable to common shareholders	58,737	58,186	58,587	58,060

Basic net income per common share attributable to common shareholders	$0.35	$0.37	$0.79	$0.66

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands, except per share data)
Diluted net income per common share calculation
Net income	$20,808	$21,782	$46,294	$38,241
Interest expense on senior subordinated convertible notes (net of tax)	—	1,037	—	2,718
Net income for diluted share calculation	20,808	22,819	46,294	40,959
Net income allocated to participating securities	—	(31)	(19)	(77)
Net income attributable to common shareholders	$20,808	$22,788	$46,275	$40,882

Weighted average number of common shares used to compute basic net income per common share attributable to common shares	58,737	58,186	58,587	58,060
Dilutive effect of stock-based compensation plans	781	828	926	853
Dilutive effect on conversion of senior subordinated convertible notes	—	4,199	—	5,677
Weighted average number of common shares used to compute diluted net income per common share attributable to common shareholders	59,518	63,213	59,513	64,590

Diluted net income per common share attributable to common shareholders	$0.35	$0.36	$0.78	$0.63

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	627	650	443	789

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2011 Annual Report on Form 10-K (the “2011 Annual Report”) and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release any revisions or updates to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

For the treatment of heart failure (“HF”) patients, we develop, manufacture and market proprietary medical devices used for mechanical circulatory support (“MCS”). For advanced HF, our primary product lines are our ventricular assist devices (“VADs”): the Thoratec Paracorporeal Ventricular Assist Device (“PVAD”), the Thoratec Implantable Ventricular Assist Device (“IVAD”), and the HeartMate II Left Ventricular Assist System (“HeartMate II”). We refer to the PVAD and the IVAD collectively as the “Thoratec product line” and we refer to the HeartMate II as the “HeartMate product line.” For acute HF, our product lines are the CentriMag Acute Circulatory System (“CentriMag”) and, for pediatric patients, the PediMag/PediVAS Acute Circulatory System (“PediMag/PediVAS”). The PVAD, IVAD, HeartMate II, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration (“FDA”) and Conformité Européene (“CE”) Mark approved in Europe.

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

On August 3, 2011, we announced that we acquired the medical business of Levitronix LLC (“Levitronix Medical”) for an upfront cash payment of $110 million, as well as potential future cash earn-out payments of up to $40 million. This acquisition follows a successful strategic relationship between the two companies. Prior to the acquisition, we provided distribution and clinical support to Levitronix Medical in the U.S. for the CentriMag under an agreement that would have expired at the end of 2011. We have also collaborated on the development of the fully magnetically levitated motor technology employed in the HeartMate III left ventricular assist system, which is currently in preclinical testing.

Our product portfolio of implantable and external MCS devices is described below.

The HeartMate II

The HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device consisting of a rotary blood pump designed to provide intermediate and long-term MCS. The HeartMate II is designed to improve survival and quality of life for a broad range of advanced HF patients. Significantly smaller than previous ventricular assist devices and with only one moving part, the HeartMate II is simpler and designed to operate more quietly than pulsatile devices.

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

The Paracorporeal Ventricular Assist Device

The PVAD is an external, pulsatile, ventricular assist device, FDA approved for BTT, including home discharge, and post-cardiotomy myocardial recovery that provides left, right and biventricular MCS. The PVAD is a paracorporeal device that is less invasive than implantable VADs as only the cannula is implanted. The paracorporeal nature of the PVAD has several benefits including shorter implantation times (approximately two hours) and the ability to use the device in smaller patients.

A pneumatic power source drives the PVAD. It is designed for short-to-intermediate duration use of a few weeks to several months, although this device has supported certain patients for up to eighteen months. Offering left, right or biventricular support, the PVAD and the IVAD, described below, are the only biventricular support systems approved for use for BTT. This characteristic is significant because approximately 65% of BTT patients treated with the PVAD and the IVAD require right- as well as left-sided ventricular assistance. The PVAD and the IVAD are also the only devices approved for both BTT and recovery following cardiac surgery. The PVAD incorporates our proprietary biomaterial, Thoralon, which has excellent tissue and blood compatibility and is resistant to blood clots.

The PVAD received FDA approval for BTT in December 1995 and for recovery (post-cardiotomy) in May 1998. In June 1998, the PVAD received CE Mark approval, allowing for its commercial sale in Europe. In November 1994, the PVAD was approved in Canada.

The Implantable Ventricular Assist Device

The IVAD is an implantable, pulsatile, ventricular assist device FDA approved for BTT, including home discharge, and post-cardiotomy myocardial recovery that provides left, right or biventricular MCS. The IVAD maintains the same blood flow path, valves and blood pumping mechanism as the PVAD, but has an outer housing made of a titanium alloy that makes it suitable for implantation.

The IVAD received FDA approval for BTT and recovery (post-cardiotomy) in August 2004. In June 2003, the IVAD received CE Mark approval, allowing for its commercial sale in Europe. In November 2004, the IVAD was approved in Canada.

The CentriMag

The CentriMag is an extracorporeal full-flow acute surgical support platform incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology. The CentriMag is 510(k) cleared by the FDA for use up to six hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under an FDA humanitarian device exemption to be used as a right ventricular assist device for periods of support up to 30 days in patients in cardiogenic shock due to acute right ventricular failure. In May 2008, Levitronix received approval to commence a U.S. pivotal trial to demonstrate safety and effectiveness of the CentriMag for periods of support up to 30 days. The CentriMag has CE Mark approval in Europe to provide support for up to 30 days for both cardiac and respiratory failure. In Canada, the CentriMag is approved for short-term cardiopulmonary support.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the six months ended June 30, 2012.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
	(in thousands, except for percentage data)
Product sales	$118,659	100.0%	$111,221	100.0%	$245,428	100.0%	$210,751	100.0%
Cost of product sales	36,022	30.4	34,342	30.9	74,909	30.5	66,114	31.4
Gross profit	82,637	69.6	76,879	69.1	170,519	69.5	144,637	68.6
Operating expenses:
Selling, general and administrative	32,013	27.0	26,824	24.0	63,214	25.8	51,743	24.6
Research and development	19,808	16.6	15,799	14.2	39,504	16.0	31,553	15.0
Total operating expenses	51,821	43.6	42,623	38.2	102,718	41.8	83,296	39.6
Income from operations	30,816	26.0	34,256	30.9	67,801	27.7	61,341	29.0
Other income and (expense):
Interest expense and other	—	0.0	(1,767)	(1.6)	(3)	0.0	(4,647)	(2.2)
Interest income and other	88	0.1	488	0.4	822	0.3	1,243	0.6
Income before income taxes	30,904	26.1	32,977	29.7	68,620	28.0	57,937	27.4
Income tax expense	(10,096)	(8.5)	(11,195)	(10.1)	(22,326)	(9.1)	(19,696)	(9.3)
Net income	$20,808	17.6	$21,782	19.6	$46,294	18.9	$38,241	18.1

Three and six months ended June 30, 2012 and July 2, 2011

Product Sales

Product sales consisted of the following:

	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
	(in thousands)			(in thousands)
Total product sales	$118,659	$111,221	6.7%	$245,428	$210,751	16.5%

During the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, product sales increased by $7.4 million or 6.7% driven by strong sales volume of our HeartMate II and CentriMag products. HeartMate II units grew 13% contributing approximately $8.6 million to the increase, while the CentriMag and PediMag product line contributed approximately $2.7 million to the increase, partially attributable to the Levitronix Medical acquisition which added $2.5 million of revenue during the second quarter of 2012. The increase was partially offset by a decline of approximately $3.8 million in sales of the Thoratec product line. From a regional perspective, the U.S. sales contributed approximately $4.1 million to the increase, while international sales contributed approximately $3.3 million.

During the six months ended June 30, 2012 as compared to the six months ended July 2, 2011, product sales increased by $34.7 million or 16.5% driven by strong sales volume of our HeartMate II and CentriMag products. HeartMate II units grew 22% contributing approximately $33.0 million to the increase, while the CentriMag and PediMag product line contributed approximately $6.9 million to the increase, partially attributable to the Levitronix Medical acquisition which added $5.2 million of revenue during the first half of 2012. The increase was partially offset by a decline of approximately $5.3 million in sales of the Thoratec product line. From a regional perspective, the U.S. sales contributed approximately $25.6 million to the increase, while international sales contributed approximately $9.1 million.

In the U.S., four HeartMate II centers were added during the second quarter of 2012, bringing the total to 158 centers.  Outside of the U.S. we added six centers during the second quarter of 2012, bringing the total to 151 centers.

Sales originating outside of the U.S. and U.S. export sales accounted for approximately 18% and 16% of our total product sales for each of the three months ended June 30, 2012 and July 2, 2011, respectively, and approximately 18% and 17% of our total product sales for each of the six months ended June 30, 2012 and July 2, 2011, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands, except percentages)
Total gross profit (A)	$82,637	$76,879	$170,519	$144,637
Total gross margin	69.6%	69.1%	69.5%	68.6%

(A)      Includes the effect of adjustments to cost of product sales for intangible amortization expense of $1.9 million and $4.0 million for the three and six months ended July 2, 2011, respectively, previously presented within operating expense.  Refer to Note 1 in the condensed consolidated financial statements for details.

During the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, gross margin percentage increased by 0.5%, while during the six months ended June 30, 2012 as compared to the six months ended July 2, 2011, gross margin percentage increased by 0.9%.  This increase was primarily due to volume based efficiencies and the contribution from the acquisition of Levitronix Medical, partially offset by unfavorable foreign currency exchange movements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
	(in thousands)			(in thousands)

Total selling, general and administrative expenses (B)	$32,013	$26,824	19.3%	$63,214	$51,743	22.2%

(B)        Includes intangible amortization expense related to patents and trademarks of $0.3 million and $0.5 million reclassified to selling, general and administrative expense for the three and six months ended July 2, 2011, respectively.

During the three months ended June 30, 2012, as compared to the three months ended July 2, 2011, selling, general, and administrative costs increased by $5.2 million primarily due to costs related to market development initiatives, and incremental expenses from the Levitronix Medical acquisition, including a one-time charge incurred during the second quarter of 2012.

During the six months ended June 30, 2012 as compared to the three months ended July 2, 2011, selling, general, and administrative costs increased by $11.5 million primarily due to costs related to market development initiatives, and incremental expenses from the Levitronix Medical acquisition in August 2011, including a one-time charge incurred during the second quarter of 2012.

Research and Development Expenses

Research and development expenses were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
	(in thousands)			(in thousands)
Total research and development	$19,808	$15,799	25.4%	$39,504	$31,553	25.2%

Research and development costs are largely project-driven and fluctuate based on the level of project activity planned and subsequently approved and conducted.

During the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, research and development costs increased by $4.0 million, while during the six months ended June 30, 2012 as compared to the six months ended July 2, 2011, research and development costs increased by $8.0 million.  The increases were due to incremental research and development headcount, costs associated with the development of HeartMate III, HeartMate PHP, and HeartMate II peripheral enhancements. This includes incremental research and developmental personnel included with the acquisition of Levitronix Medical.

Interest Expense and Other

Interest expense primarily relates to interest on the senior subordinated convertible notes as follows:

	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
	(in thousands)			(in thousands)
Interest expense	$—	$(1,717)	—%	$(3)	$(4,495)	(100.0)%
Amortization of debt issuance costs related to senior subordinated convertible notes	—	(50)	—	—	(152)	—
Total interest expense and other	$—	$(1,767)		$(3)	$(4,647)

Interest expense in 2011 pertained primarily to the senior subordinated convertible notes that were extinguished in May 2011.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	% Change	July 30, 2012	July 2, 2011	% Change
	(in thousands)			(in thousands)
Interest income	$331	$700	(52.7)%	$622	$1,815	(65.7)%
Foreign currency, net	(167)	(218)	(23.4)%	22	(720)	(103.1)%
Other	(76)	6	(1,367.7)%	178	148	20.3%
Total interest income and other	$88	$488		$822	$1,243

Interest income during the three months ended June 30, 2012 decreased by $0.4 million compared to the three months ended July 2, 2011, primarily due to the decline in interest rates and lower short-term investment balances as a result of the extinguishment of the senior subordinated convertible notes and shares repurchased in the first quarter of 2011 and cash utilized for the Levitronix Medical acquisition.

Interest income during the six months ended June 30, 2012 decreased by $1.2 million compared to the six months ended July 2, 2011, primarily due to the decline in interest rates and lower short-term investment balances as a result of the extinguishment of the senior subordinated convertible notes and shares repurchased in the first quarter of 2011. Foreign currency losses increased by $0.7 million due to fluctuations in foreign exchange rates.

Income Taxes

Our effective income tax rates for the three months ended June 30, 2012 and July 2, 2011, were 32.7% and 33.9%, respectively.  Our effective income tax rates for the six months ended June 30, 2012 and July 2, 2011, were 32.5% and 34.0%, respectively.  The decrease is primarily attributable to a greater percentage of earnings generated in lower-tax jurisdictions, a function of the acquisition of Levitronix Medical. This rate benefit was partially offset by the lack of federal R&D credits in the absence of enacted legislation.

Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Because changes in our forecasted profitability for 2012 can significantly affect our projected annual effective tax rate, our quarterly tax rate could fluctuate significantly depending on our profitability.

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

Following is a summary of our cash, cash equivalents and investments:

	June 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$135,939	$42,661
Short-term investments	132,886	150,753
Long-term investments	10,983	16,090
Total cash, cash equivalents and investments	$279,808	$209,504

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, and share repurchase programs for at least the next 12 months.

Cash Flow Activities

	June 30, 2012	July 2, 2011	% Change
	(in thousands)
Net cash provided by operating activities	$74,566	$44,169	68.8%
Net cash provided by investing activities	18,628	203,946	(90.9)%
Net cash provided by (used in) financing activities	376	(208,338)	100.2%
Effect of exchange rate changes on cash and cash equivalents	(292)	(500)	41.6%
Net increase in cash and cash equivalents	93,278	39,277

Cash Provided by Operating Activities

Cash provided by operating activities in the six months ended June 30, 2012 was $74.6 million and consisted of net income of $46.3 million, adjustments for non-cash items of $19.9 million, and cash provided by working capital of $8.4 million. Adjustments for non-cash items primarily consisted of $10.5 million of stock-based compensation expense, $9.7 million of depreciation and amortization expense, offset by $1.7 million related to deferred income taxes and $1.7 million for excess tax benefits from stock-based compensation. The increase in cash from changes in working capital activities primarily consisted of a decrease in inventory of $7.9 million resulting from lower inventory levels, offset by an increase in accounts receivable of $8.2 million from higher sales in the first half of 2012. Increases to accounts payable and other liabilities totaling $8.5 million also contributed to cash in operating activities.

Cash provided by operating activities in the six months ended July 2, 2011 was $44.2 million and consisted of net income of $38.2 million, adjustments for non-cash items of $19.3 million, and cash used in working capital of $13.3 million. Adjustments for non-cash items primarily consisted of $7.8 million of stock-based compensation expense, $8.2 million of depreciation and amortization expense, offset by $2.9 million related to deferred income taxes and $0.9 million for excess tax benefits from stock-based compensation. The decrease in cash from changes in working capital activities primarily consisted of increases in inventory of $3.2 and accounts receivable of $2.4 million. Decreases to accounts payable and other liabilities totaling $7.9 million also contributed to the use of cash in operating activities.

Cash Provided by Investing Activities

Cash provided by investing activities in the six months ended June 30, 2012 of $18.6 million was primarily attributable to the maturities and sales of available for sale investments of $110.1 million, offset by the purchases of available for sale investments of $87.6 million and capital expenditures of $3.9 million to support our manufacturing facilities and administration growth.

Cash provided by investing activities in the six months ended July 2, 2011 of $203.9 million was primarily attributable to the maturities and sales of available for sale investments of $404.9 million, offset by the purchases of available for sale investments of $196.5 million and capital expenditures of $4.5 million to support our manufacturing facilities and administration growth.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities in the six months ended June 30, 2012 of $0.4 million was primarily comprised of proceeds of $3.7 million related to stock option exercises, $1.9 million of proceeds from stock issued under the employee stock purchase plan, and $1.7 million from excess tax benefits for share-based compensation. This was offset by $0.5 million used for repurchases of shares of our common stock under the stock repurchase program authorized, $4.9 million used to repurchase vested restricted stock units and awards for settlement of income tax withholding liabilities, and the payment of contingent consideration of $1.5 million.

Cash used in financing activities in the six months ended July 2, 2011 of $208.3 million was primarily comprised of $164.4 million used to extinguish the senior subordinated convertible notes, $50.0 million used for repurchases of shares of our common stock under the stock repurchase program authorized, and $3.6 million used to repurchase vested restricted stock units and awards for settlement of income tax withholding liabilities. This was partially offset by proceeds of $6.9 million related to stock option exercises, $1.9 million proceeds from stock issued under the employee stock purchase plan, and $0.9 million from excess tax benefits for share-based compensation.

Stock Repurchase Program

During the first quarter of fiscal 2011, under a $100 million repurchase program publicly announced on February 14, 2011 (“February 2011 program”), we paid an aggregate of $50 million to repurchase 1,783,267 shares of our common stock. On November 7, 2011 we announced publicly that our Board of Directors authorized a new program for the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the February 2011 program to November 4, 2012. During the second quarter of 2012, we paid $0.5 million to repurchase 15,311 shares of our common stock under these publicly announced programs.

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased during the three and six months ended June 30, 2012 was approximately $0.1 million and $4.9 million, respectively. The aggregate value of shares purchased during the three and six months ended July 2, 2011 was approximately $0.1 million and $3.7 million, respectively.

Off Balance Sheet Arrangements

We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized and automatically renews on June 30 of each year, unless terminated by one of the parties. As of June 30, 2012, our Letter of Credit balance was approximately $0.8 million.

Credit Facility

On December 19, 2011, we obtained an unsecured revolving credit facility that provides for up to $50.0 million in revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from

0.75% to 1.25%). The agreement contains financial covenants. We were in compliance with all such covenants as of June 30, 2012. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of June 30, 2012, there were no borrowings under this credit facility.

Contractual Obligations

As of June 30, 2012, the liability for uncertain tax positions was $11.7 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the six months ended June 30, 2012 there were no material changes to our contractual obligations reported in our 2011 Annual Report on Form 10-K outside our normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

A 50 basis point reduction in interest rates on our investment portfolio and cash equivalents that bear variable interest would have an immaterial impact to interest income on the consolidated statements of operations. In addition, if interest rates were to rise, the market value of our investment portfolio would decline, which could result in a loss if we were to choose or be forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points, the change in our net unrealized loss on our short and long-term investments would be $1.5 million. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

The fair value of our forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% directional change in the non-functional currency exchange rates as of June 30, 2012 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $9.7 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2012. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that as of June 30, 2012, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2012, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended June 30, 2012.

The following table sets forth certain information about our common stock repurchased during the three months ended June 30, 2012:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value (in $000) of shares that may yet be purchased under the plans or programs(2)

April 1, 2012 through April 30, 2012	253	$32.31	—	$50,031
May 1, 2012 through May 31, 2012	675	$31.60	—	$50,031
June 1, 2012 through June 30, 2012	3,067	$31.90	15,311	$49,542
Total	3,995	$31.87	15,311	$49,542

During the first quarter of fiscal 2011, under a $100 million repurchase program announced on February 14, 2011 (“February 2011 program”), we paid an aggregate of $50 million to repurchase 1,783,267 shares of our common stock. On November 7, 2011 we announced publicly that our Board of Directors authorized a new program for the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the February 2011 program to November 4, 2012.

(1)  Shares purchased that were not part of our publicly announced repurchase program represent the surrender value of shares of restricted stock awards and units withheld in order to satisfy tax withholding obligations upon vesting and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

(2)  Cumulative amounts through each respective month ending in 2012.

ITEM 6. EXHIBITS

10.1	Thoratec Corporation Amended and Restated 2006 Incentive Stock Plan.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Interim Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Interim Chief Financial Officer.

101***

The following materials from Registrant’s Quarterly Report on Form 10-Q for the six months ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and July 2, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and July 2, 2011, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: August 2, 2012	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: August 2, 2012	/s/ Roxanne Oulman
Roxanne Oulman
Interim Chief Financial Officer and Principal Accounting Officer