Form 10-Q
period 2012-09-29
THORATEC CORP
filed 2012-11-02
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2012

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

As of October 26, 2012, the registrant had 58,756,923 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 29, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$148,038	$42,661
Short-term available-for-sale investments	148,740	150,753
Receivables, net of allowances of $2,031 and $2,153, respectively	61,288	59,292
Inventories	48,256	55,691
Deferred tax assets	10,176	10,116
Income tax receivable	9,829	12,112
Prepaid expenses and other assets	10,596	6,640
Total current assets	436,923	337,265
Property, plant and equipment, net	43,153	38,928
Goodwill	191,408	191,193
Purchased intangible assets, net	84,066	92,279
Long-term available-for-sale investments	11,102	16,090
Other long-term assets	9,975	5,233
Total Assets	$776,627	$680,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,120	$12,559
Accrued compensation	22,416	15,739
Other accrued liabilities	18,340	14,936
Total current liabilities	56,876	43,234
Long-term deferred tax liability	17,564	20,429
Other long-term liabilities	11,648	10,823
Contingent liabilities (Note 2)	17,947	22,052
Total Liabilities	104,035	96,538
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 58,736 and 58,368 as of September 29, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	600,295	578,293
Retained earnings	87,916	24,190
Accumulated other comprehensive loss:
Unrealized loss on investments	(603)	(1,664)
Cumulative translation adjustments	(15,016)	(16,369)
Total accumulated other comprehensive loss	(15,619)	(18,033)

Total Shareholders’ Equity	672,592	584,450
Total Liabilities and Shareholders’ Equity	$776,627	$680,988

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Product sales	$117,768	$102,584	$363,196	$313,335
Cost of product sales	36,162	32,937	111,071	99,051
Gross profit	81,606	69,647	252,125	214,284
Operating expenses:
Selling, general and administrative	28,478	25,632	91,692	77,375
Research and development	20,382	16,273	59,886	47,826
Total operating expenses	48,860	41,905	151,578	125,201
Income from operations	32,746	27,742	100,547	89,083
Other income and (expense):
Interest expense and other	—	(3)	(3)	(4,650)
Interest income and other	579	283	1,401	1,526
Income before income taxes	33,325	28,022	101,945	85,959
Income tax expense	(9,070)	(9,033)	(31,396)	(28,729)
Income from continuing operations	24,255	18,989	70,549	57,230
Loss from discontinued operations (net of tax)	—	(1,031)	—	(1,031)
Net income	$24,255	$17,958	$70,549	$56,199

Net income per share-Basic:
Continuing operations	$0.41	$0.32	$1.20	$0.97
Discontinued operations	—	(0.02)	—	(0.02)
Net income	$0.41	$0.30	$1.20	$0.95
Net income (loss) per share-Diluted:
Continuing operations	$0.41	$0.31	$1.18	$0.95
Discontinued operations	—	(0.02)	—	(0.02)
Net income	$0.41	$0.29	$1.18	$0.93
Shares used to compute income per share:
Basic	58,762	59,763	58,645	58,630
Diluted	59,669	60,666	59,609	63,306

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Net income	$24,255	$17,958	$70,549	$56,199
Unrealized gains (losses) on investments (net of taxes of $297 and $128 for the three months ended September 29, 2012 and October 1, 2011, respectively, and $718 and $9 for the nine months ended September 29, 2012 and October 1, 2011, respectively)	436	(209)	1,061	(14)
Foreign currency translation adjustments	1,188	(17,073)	1,353	(15,883)
Total other comprehensive income (loss)	1,624	(17,282)	2,414	(15,897)
Comprehensive income	$25,879	$676	$72,963	$40,302

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from continuing operating activities:
Net income	$70,549	$56,199
Add back: loss from discontinued operations	—	1,031
Net income from continuing operations	70,549	57,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,621	12,818
Investment premium amortization, net	1,628	2,935
Non-cash interest income and other	(1,623)	378
Non-cash interest expense	—	2,815
Tax benefit related to stock options	2,200	1,348
Share-based compensation expense	16,033	11,732
Excess tax benefits from share-based compensation	(2,212)	(1,397)
Loss on disposal of assets	57	26
Change in deferred taxes, net	(4,152)	(4,055)
Changes in assets and liabilities, net of acquisition of Levitronix Medical:
Receivables	(2,021)	4,268
Inventories	5,220	779
Other current and non-current assets	(4,525)	(271)
Accounts payable	2,668	(1,021)
Income taxes, net	1,708	4,018
Other current and non-current liabilities	9,052	(4,490)
Operating cash flows provided by continuing operations	109,203	87,113
Operating cash flows used in discontinued operations	—	(165)
Cash provided by operating activities	109,203	86,948

Cash flows from investing activities:
Purchases of available-for-sale investments	(128,080)	(236,399)
Sales and maturities of available-for-sale investments	134,216	476,264
Acquisition of a business, net of cash acquired	—	(109,974)
Purchases of property, plant and equipment, net	(7,308)	(5,724)
Cash provided by (used in) investing activities	(1,172)	124,167

Cash flows from financing activities:
Payment of contingent considerations	(1,518)	—
Excess tax benefits from share-based compensation	2,212	1,397
Proceeds from stock option exercises	5,222	10,212
Proceeds from stock issued under the employee stock purchase plan	1,896	1,886
Repurchase and retirement of common shares	(10,372)	(53,725)
Redemption of senior subordinated convertible notes	—	(164,429)
Net cash used in financing activities	(2,560)	(204,659)
Effect of exchange rate changes on cash and cash equivalents	(94)	(568)

Net increase in cash and cash equivalents	105,377	5,888
Net cash and cash equivalents at beginning of period	42,661	56,887
Net cash and cash equivalents at end of period	$148,038	$62,775
Supplemental disclosure of consolidated cash flow information:
Cash paid for income taxes	$31,589	$28,006
Cash paid for interest	$3	$1,679
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$2,406	$1,689
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$1,206	$355
Extinguishment of senior subordinated convertible notes with issuance of common stock	$—	$82,711
Acquisition of Levitronix:
Current and long-term portions of contingent consideration	$—	$23,570

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

Financial Statement Presentation Matters

Subsequent to the issuance of our condensed consolidated financial statements for the three and nine months ended October 1, 2011, management determined that amortization of core technology and developed technology should have been presented within cost of product sales. In addition, amortization of patents and trademarks for the same period has been reclassified to selling, general and administrative expenses to conform to current period presentation. Previously, amortization of these purchased intangible assets was reported as a separate line item within operating expenses.

The impact of the correction and reclassification on specific line items in our condensed consolidated statements of operations is presented below:

	Three Months Ended October 1, 2011		Nine Months Ended October 1, 2011
	As previously reported	As reported	As previously reported	As reported
	(in thousands)
Cost of product sales	$30,898	$32,937	$93,043	$99,051
Gross profit	71,686	69,647	220,292	214,284
Selling, general, and administrative	25,062	25,632	76,275	77,375
Amortization of purchased intangible assets	2,609	—	7,108	—
Total operating expenses	43,944	41,905	131,209	125,201

This had no impact on previously reported product sales, income before taxes, net income, earnings per share, or any consolidated balance sheet or statement of cash flow categories.

Note 2.  Levitronix Medical

On August 3, 2011, we acquired 100 percent of the medical business of Levitronix LLC (“Levitronix Medical”) for an upfront cash payment of $110 million, plus additional cash earn-out amounts (not to exceed $40 million in aggregate) payable annually over the next four years contingent upon achievement of certain product revenue targets. The earn out is calculated based on 36 percent of sales from Levitronix Medical in excess of sales of approximately $24 million per year over the four-year period commencing from the date of acquisition. The fair value of the contingent consideration is calculated using the discounted cash flow approach, utilizing various revenue assumptions and applying a probability to each outcome. Under our various revenue assumptions, the estimated undiscounted range of outcomes was from $9.7 million to $37.4 million. The fair value of the contingent consideration as of the acquisition date was estimated and recorded at $23.6 million. The fair value of the contingent consideration is re-measured at the estimated fair value at each reporting period with the change in fair value recorded within operating expense within our condensed consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. During the first quarter of 2012, we paid out $1.5 million of the contingent consideration related to sales in 2011. As of September 29, 2012, the fair value of the contingent consideration was approximately $22.0 million, of which $4.1 million is included in “Other current liabilities” and $17.9 million is reported in “Contingent liabilities” on the condensed consolidated balance sheet.

Prior to the acquisition, we distributed and provided clinical support for the CentriMag in the U.S. under an agreement that would have expired at the end of 2011. We had also collaborated with Levitronix Medical on the development of the fully magnetically levitated motor technology employed in the HeartMate III left ventricular assist system, which is currently in preclinical testing. This acquisition allowed us to acquire the CentriMag Acute Circulatory System (“CentriMag”) and PediMag/PediVAS Acute Circulatory System (“PediMad/PediVAS”) product lines and the fully magnetically levitated patented technology related to the HeartMate III.

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

The following table includes unaudited pro forma financial information for the nine months ended October 1, 2011 as if the acquisition of Levitronix Medical had occurred as of the beginning of the 2010 period. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred as of the beginning of 2010 period, nor does it give effect to synergies, cost savings, fair market value adjustments, profit in inventory, immaterial depreciation expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Nine Months Ended October 1, 2011
(in thousands)
Product sales	$320,677
Net Income from continuing operations	58,132

The consolidated pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the acquisition:

•                  Amortization expense related to the acquired intangible assets of $1.7 million for the nine months ended October 1, 2011.

•                  Fair value adjustment related to inventory was excluded from the pro forma results above for the nine months ended October 1, 2011, as the fair value adjustment was recorded in 2010 as if the inventory as of the acquisition date was sold in the 2010 period.

•                  Intercompany revenues were excluded from the pro forma consolidated results of operations as if Levitronix Medical operations had been consolidated at the beginning of fiscal 2010.

Pro forma adjustments were tax-effected using our effective tax rate for the nine months ended October 1, 2011.

Note 3. Fair Value Measurements

Our financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, bank deposits, municipal and corporate bonds, commercial paper, variable demand notes, auction rate securities, derivative contracts, certain investments held as assets under the deferred compensation plan, marketable equity securities, and the contingent consideration in connection with the Levitronix Medical acquisition. The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities that we have the ability to access

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves

Level 3: Inputs that are unobservable data points that are not corroborated by market data

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers among Level 1, Level 2, and Level 3 during either the nine months ended September 29, 2012 or the nine months ended October 1, 2011.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of September 29, 2012:
Assets:
Cash equivalents:
Money market funds	$121,657	$121,657	$—	$—
Commercial paper	2,858	—	2,858	—
Municipal bonds	1,780	—	1,780	—
Short-term investments:
Municipal bonds	106,845	—	106,845	—
Variable demand notes	20,405	—	20,405	—
Corporate bonds	15,488	—	15,488	—
Commercial paper	3,995	3,995	—	—
Bank deposits	2,007	2,007	—	—
Prepaid expenses and other assets:
Foreign exchange contracts	3,173	—	3,173	—
Long-term investments:
Auction rate securities	11,102	—	—	11,102
Other long-term assets:
Investments included in our deferred compensation plan	1,754	—	1,754	—
Marketable equity securities	3,570	3,570	—	—
Liabilities:
Other accrued liabilities:
Mark-to-market on foreign exchange contracts	282	—	282	—
Contingent consideration ($4.1 million included in “Other accrued liabilities; $17.9 million included in “Contingent liabilities”)	$22,052	$—	$—	$22,052

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets include the auction rate securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The auction rate securities were valued using a discounted cash flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of auction rate securities. In addition, Level 3 financial liabilities include the contingent consideration related to the acquisition of Levitronix Medical because the fair value includes significant management judgment or estimation. The contingent consideration was valued using discounted cash flow models for five revenue scenarios that include a base case (the most likely scenario), two scenarios that incorporate the likelihood of achieving lower revenues than the estimated base case, and two scenarios that incorporate the likelihood of achieving higher revenues than the estimated base case. To calculate the fair value of the contingent consideration, the probability of the fair value of each scenario was weighted.

Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, amortized cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of September 29, 2012:
Short-term investments:
Municipal bonds	$106,715	$146	$(16)	$106,845
Variable demand notes	20,405	—	—	20,405
Commercial paper	3,996	—	(1)	3,995
Bank deposits	2,000	7	—	2,007
Corporate bonds	15,466	22	—	15,488
Total short-term	$148,582	$175	$(17)	$148,740
Long-term investments:
Auction rate securities	$12,700	$—	$(1,598)	$11,102
Other long-term assets:
Marketable equity securities	2,996	574	—	3,570
Total long-term	$15,696	$574	$(1,598)	$14,672
As of December 31, 2011:
Short-term investments:
Municipal bonds	$97,406	$160	$(6)	$97,560
Variable demand notes	48,800	—	—	48,800
Corporate bonds	4,398	2	(7)	4,393
Total short-term investments	$150,604	$162	$(13)	$150,753
Long-term investments:
Auction rate securities	$18,900	$—	$(2,810)	$16,090

As of September 29, 2012, we owned approximately $12.7 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between AAA and BB. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

As of September 29, 2012, we had recorded an estimated cumulative unrealized loss of $1.6 million ($1.0 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income within the consolidated shareholders’ equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). Our auction rate securities are primarily classified as long-term and are valued at $11.1 million using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. Approximately $6.2 million of our auction rate securities were settled at par during the nine months ended September 29, 2012.

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

	September 29, 2012	December 31, 2011
	(in thousands)
Deferred compensation plan	$4,206	$3,763

The unrealized gain before tax from the change in the value of the deferred compensation plan was $0.3 million during the nine months ended September 29, 2012 and October 1, 2011.

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows as of September 29, 2012:

	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$101,772	$101,826
Maturing after 1 year through 5 years	46,810	46,914
Short-term available-for-sale investments	148,582	148,740
Maturing after 5 years	12,700	11,102
	$161,282	$159,842

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities during the nine months ended September 29, 2012:

Auction Rate Securities
(in thousands)
Balance as of December 31, 2011	$16,090
Settlements at par	(6,200)
Unrealized holding gain on auction rate securities, included in other comprehensive income	1,212
Balance as of September 29, 2012	$11,102

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

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of contingent consideration during the nine months ended September 29, 2012:

Contingent Consideration
(in thousands)
Balance as of December 31, 2011	$23,570
Payments	(1,518)
Change in fair value	—
Balance as of September 29, 2012	$22,052

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 29, 2012:

	Fair Value at September 29, 2012 (in millions)	Valuation Technique	Significant Unobservable Input	weighted average (range)
Auction rate securities	$11.1	Discounted cash flow	Discount rate	0.62% (0.62%)
			Market credit spread	3.31% (0.53% - 4.15%)
			Liquidity factor	0.45% (0.45%)

Contingent consideration	$22.0	Multiple outcome discounted cash flow	Revenue	$ 39.5 million ($25.5 million to $46.7 million)
			Discount rate	1.67% (1.17% to 2.24%)
			Probability of occurrence	20% (10% to 50%)

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

The fair value of auction rate securities is calculated on a quarterly basis by senior management based on a collaborative effort of the corporate treasury and accounting groups. To assess the reasonableness of the fair value measurement, management compares its fair value measurement to the values calculated by independent third parties.

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

The fair value of the contingent consideration is calculated on a quarterly basis by management based on a collaborative effort of our operation, finance and accounting groups. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue targets as compared to initial projections, the impact of market competition, and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the condensed consolidated statement of operations. No adjustments were made for the nine months ended September 29, 2012.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. No impairment was recorded in either the nine months ended September 29, 2012 or the nine months ended October 1, 2011.

Note 4. Foreign Exchange Instruments

We utilize foreign currency forward exchange contracts and options with recognized financial institutions to manage our exposure to the impact of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated sales and purchase transactions. We do not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, British Pound Sterling, U.S. Dollar and Swiss Franc. The periods of these forward contracts range from 30 days to nine months and the notional amounts are intended to be consistent with changes in the underlying exposures. We intend to exchange foreign currencies for U.S. Dollars at maturity.

Total gross notional amounts for outstanding derivatives instruments were as follows:

	September 29, 2012	December 31, 2011
Forward contracts:
Euro (sell)	€11.3 million	€9.6 million
British Pound Sterling (sell)	£1.4 million	£0.8 million
U.S. Dollar (sell)	$5.2 million	$3.6 million
U.S. Dollar (buy)	$77.6 million	$76.2 million
U.S. Dollar (buy)	$10.8 million	$9.1 million
U.S. Dollar (sell)	$8.3 million	$—

The following table shows the derivative instruments measured at gross fair value reported on the condensed consolidated balance sheets:

	September 29, 2012
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$3,173	$282

	December 31, 2011
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$674	$—

The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Foreign currency exchange gain (loss) on foreign contracts	$(2,462)	$238	$(130)	$365
Foreign currency transactions gain (loss)	2,617	61	308	(785)

Note 5. Balance Sheet Information

The following tables provide details of selected condensed consolidated balance sheets items as of the end of each period:

Inventories consisted of the following:

	September 29, 2012	December 31, 2011
	(in thousands)
Finished goods	$17,437	$20,911
Work in process	9,522	11,296
Raw materials	21,297	23,484
Total	$48,256	$55,691

Property, plant and equipment, net consisted of the following:

	September 29, 2012	December 31, 2011
	(in thousands)
Land, building and improvements	$20,283	$20,116
Equipment and capitalized software	43,935	38,829
Furniture and leasehold improvements	25,834	23,406
Total	90,052	82,351
Less accumulated depreciation	(46,899)	(43,423)
Total	$43,153	$38,928

Depreciation expense was $2.2 million and $6.4 million for the three and nine months ended September 29, 2012, respectively, and $2.0 million and $5.7 million for the three and nine months ended October 1, 2011, respectively.

Warranty provision, included in “Other accrued liabilities” on the condensed consolidated balance sheets, and the changes in the balances were as follows for the nine months ended September 29, 2012 and October 1, 2011:

	September 29, 2012	October 1, 2011
	(in thousands)
Balance, beginning of the period	$2,452	$3,057
Additions	1,132	1,968
Settlements	(1,308)	(2,131)
Balance, end of the period	$2,276	$2,894

Note 6. Goodwill and Intangible Assets, net

The carrying amount of goodwill and the changes in the balances for the nine months ended September 29, 2012 were as follows (in thousands):

Balance, beginning of the period	$191,193
Foreign currency translation impact	215
Balance, end of the period	$191,408

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

Purchased Intangible Assets, Net consisted of the following:

	As of September 29, 2012
	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Patents and trademarks	$43,526	$(33,192)	$10,334
Core technology	37,180	(20,903)	16,277
Developed technology	128,058	(74,913)	53,145
Pre-existing license agreement	2,300	(383)	1,917
Customer based relationships and other	4,261	(1,900)	2,361
	215,325	(131,291)	84,034
Foreign currency translation impact	32	—	32
Total purchased intangible assets	$215,357	$(131,291)	$84,066

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Patents and trademarks	$43,531	$(31,836)	$11,695
Core technology	37,180	(19,445)	17,735
Developed technology	128,072	(69,262)	58,810
Pre-existing license agreement	2,300	(145)	2,155
Customer based relationships and other	4,270	(493)	3,777
	215,353	(121,181)	94,172
Foreign currency translation impact	(1,893)	—	(1,893)
Total purchased intangible assets	$213,460	$(121,181)	$92,279

Amortization of intangible assets above is based on a straight-line method, which represents the expected pattern of future benefits related to those respective intangible assets. Amortization expense related to identifiable intangible assets was $2.7 million and $8.2 million for the three and nine months ended September 29, 2012, respectively, and $2.6 million and $7.1 million for the three and nine months ended October 1, 2011, respectively.

Estimated amortization expenses for the next five fiscal years and all years thereafter are as follows:

(in thousands)
Fiscal year:
Remainder of 2012	$2,832
2013	11,327
2014	10,277
2015	10,068
2016	10,020
Thereafter	39,542
Total	$84,066

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

Holders could require us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. On March 31, 2011, pursuant to our rights under the terms of the convertible notes we gave notice of our intention to redeem all of our outstanding senior subordinated convertible notes on May 17, 2011. During the second quarter of 2011, prior to or on May 16, 2011, noteholders converted 243,367 notes, and we elected to pay $164.4 million in cash and issue 2,397,535 shares with an estimated fair value at conversion of $82.7 million. In addition, on May 17, 2011, we redeemed the remaining outstanding 15 notes for cash. We accounted for the extinguishment in accordance with accounting standards, and there was no gain or loss reported for the fiscal year ended December 31, 2011. The difference of $105.7 million between the fair value of the aggregate consideration paid of $247.1 million and the face value of the senior subordinated convertible notes of $141.4 million was recorded to additional paid-in capital.

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

Interest expense primarily includes interest and amortization of the discount related to the senior subordinated convertible notes, in which the cash and non-cash component was $0.4 million and $1.2 million for the three and nine months ended October 1, 2011, respectively, and $1.3 million and $3.1 million for the three and nine months ended October 1, 2011, respectively. There was no interest expense — cash or non-cash component — for the three and nine months ended September 29, 2012.

Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The credit agreement contains financial covenants. We were in compliance with all such covenants as of September 29, 2012. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of September 29, 2012, there were no borrowings under this credit facility.

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

The Board of Directors authorizes the granting of options, RSUs and other type of awards, and determines the employees and consultants to whom options, RSUs or other awards are to be granted, the number of shares, term, vesting schedule and other terms and conditions of the options, RSUs or other stock awards. The exercise prices of the options shall not be less than the fair market value of common stock on the date of grant. The fair value of RSUs granted is determined based on the number of RSUs granted and the quoted price of our common stock on the date of grant. As of September 29, 2012, approximately 5.0 million shares remained available for grant under the 2006 Plan.

Additionally, we sponsor the Employee Stock Purchase Plan (the “ESPP”) in which eligible employees may contribute up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period. As of September 29, 2012, approximately 477,911 shares remained available for issuance under this plan.

Share-based compensation consists of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Cost of product sales	$550	$378	$1,525	$1,081
Selling, general and administrative	3,442	2,539	9,829	7,577
Research and development	1,576	1,013	4,679	3,074
Total share-based compensation expense before taxes	5,568	3,930	16,033	11,732
Less: tax benefit for share-based compensation expense	2,104	1,921	6,064	4,100
Total share-based compensation (net of taxes)	$3,464	$2,009	$9,969	$7,632

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Risk-free interest rate (weighted average)	1.19%	1.66%	1.4%	2.74%
Expected volatility	40%	43%	43%	44%
Expected option term (years)	4.93 to 5.95	4.80	4.82 to 5.84	4.80 to 5.46
Dividends	None	None	None	None

Determining Fair Value of Options

•                  Valuation and amortization method — We estimate the fair value of stock options granted using the Black-Scholes  option pricing model. This fair value is then amortized over the requisite service periods of the awards, which is generally the vesting period.

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

•                  Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•                  Expected Dividend —The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options at December 31, 2011	2,538	$22.46	5.96
Granted	594	33.73
Exercised	(302)	17.31
Forfeited or expired	(68)	31.03
Outstanding options at September 29, 2012	2,762	$25.24
Outstanding options exercisable at September 29, 2012	1,524	$20.73	4.29
Outstanding options vested at September 29, 2012 and expected to vest	2,688	$25.06	6.20

As of September 29, 2012, there was $8.6 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 1.58 years.

Restricted Stock Units

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units at December 31, 2011	1,151	$28.88	1.50
Granted	606	33.57
Released	(316)	28.40
Forfeited or expired	(74)	30.67
Outstanding units at September 29, 2012	1,367	$30.99	1.55

As of September 29, 2012, we had $31.8 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 2.62 years.

Employee Stock Purchase Plan

The estimated subscription date fair value of the offering under the ESPP for each of the nine months ended September 29, 2012 and October 1, 2011 was approximately $0.5 million using the Black-Scholes option pricing model and the following assumptions:

	Nine Months Ended
	September 29, 2012	October 1, 2011
Risk-free-interest rate	0.15%	0.11%
Expected volatility	40%	48%
Expected option life	0.50 years	0.50 years
Dividends	None	None

As of September 29, 2012, there was approximately $0.1 million of unrecognized compensation expense related to ESPP subscriptions that began on May 1, 2012, which amount we expect to recognize through October 31, 2012.

Note 9.  Common and Preferred Stock

During the first quarter of fiscal 2011, under a $100 million repurchase program publicly announced on February 14, 2011 (“February 2011 program”), we paid an aggregate of $50 million to repurchase 1,783,267 shares of our common stock. On November 7, 2011 we announced publicly that our Board of Directors authorized a new program for the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the February 2011 program to November 4, 2012. During the three and nine months ended September 29, 2012, we paid $4.9 million and $5.4 million to repurchase 153,198 and 168,509 shares, respectively, of our common stock under these publicly announced programs. As of September 29, 2012, $44.7 million is available for repurchases of shares of our common stock under our stock repurchase programs.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the amount of $5.4 million related to shares repurchased during the nine months ended September 29, 2012 by reducing the additional-paid-in capital balance by the average value per share reflected in the account prior to the repurchase and the excess was allocated to retained earnings. Based on this allocation, additional-paid-in capital decreased by $1.9 million and retained earnings decreased by $3.5 million.

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased during the three and nine months ended September 29, 2012 was approximately $0.1 million and $5.0 million, respectively. The aggregate value of shares purchased during the three and nine months ended October 1, 2011 was approximately $0.1 million and $3.7 million, respectively.

Note 10.  Income Taxes

Our effective income tax rates from continuing operations for the three months ended September 29, 2012 and October 1, 2011 were 27.2% and 32.2%, respectively.  Our effective income tax rates from continuing operations for the nine months ended September 29, 2012 and October 1, 2011 were 30.8% and 33.4%, respectively. The decrease is primarily attributable to a greater percentage of earnings generated in lower-tax jurisdictions, a function of the acquisition of Levitronix Medical. This rate benefit was partially offset by the lack of federal R&D credits in the absence of enacted legislation.

During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $4.3 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

Note 11. Segment and Geographic Information

The accounting standard for segment reporting establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of this evaluation, in which we have also considered the Levitronix Medical acquisition, we determined that we have one operating segment, our Cardiovascular group. This segment is organized and operates to develop and manufacture mechanical circulatory products to support the cardiovascular systems of humans.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on the destination where the products are sold. No individual customer and no individual country outside of the U.S. accounted for more than 10% of product sales during the three and nine months ended September 29, 2012 or October 1, 2011.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Product sales by geographic location:
Domestic	$97,515	$83,927	$298,507	$259,365
International	20,253	18,657	64,689	53,970
Total	$117,768	$102,584	$363,196	$313,335

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Product sales by product line:
HeartMate	$105,845	$87,621	$323,778	$272,505
Thoratec	3,832	7,152	13,396	22,044
CentriMag	7,536	7,168	24,239	16,946
Other	555	643	1,783	1,840
Total	$117,768	$102,584	$363,196	$313,335

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Product sales by category:
Pump	$85,024	$72,164	$263,317	$220,798
Non-Pump	32,189	29,777	98,096	90,697
Other	555	643	1,783	1,840
Total	$117,768	$102,584	$363,196	$313,335

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

Basic and diluted net income per common share attributable to common shareholders under the two-class method were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands, except per share data)
Basic net income per common share calculation
Net income from continuing operations	$24,255	$18,989	$70,549	$57,230
Net income from continuing operations allocated to participating securities	—	(24)	(20)	(108)
Net income from continuing operations attributable to common shareholders	$24,255	$18,965	$70,529	$57,122

Loss from discontinued operations	$—	$(1,031)	$—	$(1,031)
Loss from discontinued operations allocated to participating securities	—	1	—	2
Loss from discontinued operations attributable to common shareholders	$—	$(1,030)	$—	$(1,029)

Net income	$24,255	$17,958	$70,549	$56,199
Net income allocated to participating securities	—	(23)	(20)	(106)
Net income attributable to common shareholders	$24,255	$17,935	$70,529	$56,093

Weighted average number of common shares used to compute basic income per common share	58,762	59,763	58,645	58,630

Basic net income(loss) per common share
Continuing operations	$0.41	$0.32	$1.20	$0.97
Discontinued operations	—	(0.02)	—	(0.02)
Total	$0.41	$0.30	$1.20	$0.95

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands, except per share data)
Diluted net income per common share calculation
Income from continuing operations	$24,255	$18,989	$70,549	$57,230
Interest expense on senior subordinated convertible notes (net of tax)	—	—	—	2,718
Income from continuing operations for diluted share calculation	24,255	18,989	70,549	59,948
Income from continuing operations allocated to participating securities	—	(22)	(20)	(100)
Income from continuing operations attributable to common shareholders	$24,255	$18,967	$70,529	$59,848

Loss from discontinued operations	$—	$(1,031)	$—	$(1,031)
Loss from discontinued operations allocated to participating securities	—	1	—	1
Loss from discontinued operations attributable to common shareholders	$—	$(1,030)	$—	$(1,030)

Net income	$24,255	$17,958	$70,549	$56,199
Interest expense on senior subordinated convertible notes (net of tax)	—	—	—	2,718
Net income per diluted share calculation	24,255	17,958	70,549	58,917
Net income allocated to participating securities	—	(21)	(20)	(99)
Net income attributable to common shareholders	$24,255	$17,937	$70,529	$58,818

Weighted average number of common shares used to compute basic net income per common share attributable to common shares	58,762	59,763	58,645	58,630
Dilutive effect of stock-based compensation plans	907	903	964	898
Dilutive effect on conversion of senior subordinated convertible notes	—	—	—	3,778
Weighted average number of common shares used to compute diluted net income per common share	59,669	60,666	59,609	63,306

Diluted net income (loss) per common share
Continuing operations	$0.41	$0.31	$1.18	$0.95
Discontinued operations	—	(0.02)	—	(0.02)
Total	$0.41	$0.29	$1.18	$0.93

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands)
Options to purchase shares not included in the computation of diluted income per share because their inclusion would be anti-dilutive	640	637	509	840

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the nine months ended September 29, 2012.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
	(in thousands, except for percentage data)

Product sales	$117,768	100.0%	$102,584	100.0%	$363,196	100.0%	$313,335	100.0%
Cost of product sales	36,162	30.7	32,937	32.1	111,071	30.6	99,051	31.6
Gross profit	81,606	69.3	69,647	67.9	252,125	69.4	214,284	68.4
Operating expenses:
Selling, general and administrative	28,478	24.2	25,632	24.9	91,692	25.2	77,375	24.7
Research and development	20,382	17.3	16,273	15.9	59,886	16.5	47,826	15.3
Total operating expenses	48,860	41.5	41,905	40.8	151,578	41.7	125,201	40.0
Income from operations	32,746	27.8	27,742	27.1	100,547	27.7	89,083	28.4
Other income and (expense):
Interest expense and other	—	—	(3)	—	(3)	—	(4,650)	(1.5)
Interest income and other	579	0.5	283	0.2	1,401	0.4	1,526	0.5
Income before income taxes	33,325	28.3	28,022	27.3	101,945	28.1	85,959	27.4
Income tax expense	(9,070)	(7.7)	(9,033)	(8.8)	(31,396)	(8.6)	(28,729)	(9.2)
Income from continuing operations	24,255	20.6	18,989	18.5	70,549	19.4	57,230	18.2
Loss from discontinued operations, net of tax	—	—	(1,031)	(1.0)	—	—	(1,031)	(0.3)
Net income	$24,255	20.6	$17,958	17.5	$70,549	19.4	$56,199	17.9

Three and nine months ended September 29, 2012 and October 1, 2011

Product Sales

Product sales consisted of the following:

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change
	(in thousands)			(in thousands)
Total product sales	$117,768	$102,584	14.8%	$363,196	$313,335	15.9%

During the three months ended September 29, 2012 as compared to the three months ended October 1, 2011, product sales increased by $15.2 million or 14.8% driven by strong sales volume of our HeartMate II and CentriMag products. HeartMate II units grew 27% contributing $18.3 million to the increase, while the CentriMag and PediMag product lines increase was attributable to the incremental revenues of $0.9 million related to the Levitronix Medical acquisition. The increase was partially offset by a decline of $3.4 million in sales of the Thoratec product line. From a regional perspective, U.S. sales contributed $13.6 million to the increase, while international sales contributed $1.6 million.

During the nine months ended September 29, 2012 as compared to the nine months ended October 1, 2011, product sales increased by $49.9 million or 15.9% driven by strong sales volume of our HeartMate II and CentriMag products. HeartMate II units grew 23% contributing $51.3 million to the increase, while the CentriMag and PediMag product lines contributed $7.3 million to the increase, primarily attributable to the incremental revenues of $6.1 million related to the Levitronix Medical acquisition. This was partially offset by a decline of $8.7 million in sales of the Thoratec product line. From a regional perspective, U.S. sales contributed $39.2 million to the increase, while international sales contributed $10.7 million.

Sales originating outside of the U.S. and U.S. export sales accounted for approximately 17% and 18% of our total product sales for each of the three months ended September 29, 2012 and October 1, 2011, respectively, and approximately 18% and 17% of our total product sales for each of the nine months ended September 29, 2012 and October 1, 2011, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands, except percentages)
Total gross profit (A)	$81,606	$69,647	$252,125	$214,284
Total gross margin	69.3%	67.9%	69.4%	68.4%

(A)      Includes the effect of adjustments to cost of product sales for intangible amortization expense of $2.0 million and $6.0 million for the three and nine months ended October 1, 2011, respectively, previously presented within operating expense.  Refer to Note 1 in the unaudited condensed consolidated financial statements for details.

During the three months ended September 29, 2012 as compared to the three months ended October 1, 2011, gross margin percentage increased by 1.4%. This increase was primarily due to higher fair value inventory adjustment related to the Levitronix acquisition recorded in third quarter of 2011.

During the nine months ended September 29, 2012 as compared to the nine months ended October 1, 2011, gross margin percentage increased by 1.0%. This increase was primarily due to volume based efficiencies, partially offset by unfavorable foreign currency exchange movements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change
	(in thousands)			(in thousands)

Total selling, general and administrative expenses (B)	$28,478	$25,632	11.1%	$91,692	$77,375	18.5%

(B)        Includes intangible amortization expense related to patents and trademarks of $0.6 million and $1.1 million reclassified to selling, general and administrative expense for the three and nine months ended October 1, 2011, respectively.

During the three months ended September 29, 2012, as compared to the three months ended October 1, 2011, selling, general and administrative costs increased by $2.9 million primarily due to costs related to market development initiatives.

During the nine months ended September 29, 2012 as compared to the nine months ended October 1, 2011, selling, general and administrative costs increased by $26.4 million primarily due to costs related to market development initiatives.

Research and Development Expenses

Research and development expenses were as follows:

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change
	(in thousands)			(in thousands)
Total research and development	$20,382	$16,273	25.3%	$59,886	$47,826	25.2%

Research and development costs are largely project-driven and fluctuate based on the level of project activity planned and subsequently approved and conducted.

During the three months ended September 29, 2012 as compared to the three months ended October 1, 2011, research and development costs increased by $4.1 million, while during the nine months ended September 29, 2012 as compared to the nine months ended October 1, 2011, research and development costs increased by $12.1 million.  The increases were due to research and development headcount, costs associated with the development of HeartMate III, HeartMate PHP, and HeartMate II peripheral enhancements.

Interest Expense and Other

Interest expense primarily relates to interest on the senior subordinated convertible notes as follows:

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change
	(in thousands)			(in thousands)
Interest expense	$—	$(3)	—%	$(3)	$(4,499)	(100.0)%
Amortization of debt issuance costs related to senior subordinated convertible notes	—	—	—	—	(151)	—
Total interest expense and other	$—	$(3)		$(3)	$(4,650)

Interest expense in 2011 pertained primarily to the senior subordinated convertible notes that were extinguished in May 2011.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change
	(in thousands)			(in thousands)
Interest income	$286	$350	(18)%	$908	$2,165	(58)%
Foreign currency, net	156	299	(48)%	178	(420)	(142)%
Other	137	(366)	(137)%	315	(219)	(244)%
Total interest income and other	$579	$283		$1,401	$1,526

Interest income during the three months ended September 29, 2012 primarily due to the decline in interest rates and lower short-term investment balances as a result of the extinguishment of the senior subordinated convertible notes and shares repurchased in the first quarter of 2011 and cash utilized for the Levitronix Medical acquisition.

Interest income during the nine months ended September 29, 2012 primarily due to the decline in interest rates and lower short-term investment balances as a result of the extinguishment of the senior subordinated convertible notes and shares repurchased in the first and fourth quarters of 2011. Foreign currency losses increased by $0.6 million due to fluctuations in foreign exchange rates.

Income Taxes

Our effective income tax rates from continuing operations for the three months ended September 29, 2012 and October 1, 2011 were 27.2% and 32.2%, respectively.  Our effective income tax rates from continuing operations for the nine months ended September 29, 2012 and October 1, 2011 were 30.8% and 33.4%, respectively. The decrease is primarily attributable to a greater percentage of earnings generated in lower-tax jurisdictions, a function of the acquisition of Levitronix Medical. This rate benefit was partially offset by the lack of federal R&D credits in the absence of enacted legislation.

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

Investments classified as short-term consist of various financial instruments such as money market funds, bank deposits, municipal and corporate bonds, commercial paper, and variable demand notes. Bonds with high credit quality with maturities of greater than 90 days when purchased are classified as short-term available-for-sale investments. Investments classified as long-term consist of our investments in auction rate securities.

Following is a summary of our cash, cash equivalents and investments:

	September 29, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$148,038	$42,661
Short-term investments	148,740	150,753
Long-term investments	11,102	16,090
Total cash, cash equivalents and investments	$307,880	$209,504

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, and share repurchase programs for at least the next 12 months.

Cash Flow Activities

	September 29, 2012	October 1, 2011	% Change
	(in thousands)
Net cash provided by operating activities	$109,203	$86,948	26%
Net cash provided by (used in) investing activities	(1,172)	124,167	(101)%
Net cash provided by (used in) financing activities	(2,560)	(204,659)	(99)%
Effect of exchange rate changes on cash and cash equivalents	(94)	(568)	(83)%
Net increase in cash and cash equivalents	$105,377	$5,888

Cash Provided by Operating Activities

Cash provided by operating activities in the nine months ended September 29, 2012 was $109.2 million and consisted of net income of $70.5 million, adjustments for non-cash items of $26.6 million, and cash provided by working capital of $12.1 million. Adjustments for non-cash items primarily consisted of $16.0 million of stock-based compensation expense, $14.6 million of depreciation and amortization expense, offset by $4.2 million related to deferred income taxes and $2.2 million for excess tax benefits from stock-based compensation. The increase in cash from changes in working capital activities primarily consisted of a decrease in inventory of $5.2 million resulting from lower inventory levels, offset by an increase in accounts receivable of $2.0 million from higher sales in the first nine months of 2012. Increases to accounts payable and other liabilities totaling $11.7 million also contributed to cash provided by operating activities.

Cash provided by operating activities in the nine months ended October 1, 2011 was $87.1 million and consisted of net income from continuing operations of $57.2 million, adjustments for non-cash items of $26.6 million, and cash provided by working capital of $3.3 million. Adjustments for non-cash items primarily consisted of $11.7 million of stock-based compensation expense, $12.8 million of depreciation and amortization expense, offset by $4.1 million related to deferred income taxes and $1.4 million for excess tax benefits from stock-based compensation. The decrease in cash from changes in working capital activities primarily consisted of increases in inventory of $0.8 million, accounts receivable of $4.3 million and income taxes (net) of $4.0 million. Decreases to accounts payable and other liabilities totaling $5.5 million also contributed to the use of cash in operating activities.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities in the nine months ended September 29, 2012 of $1.2 million was primarily attributable to the purchase of available for sale investments of $128.1 million and capital expenditures of $7.3 million to support our manufacturing facilities and administration growth.  This was partially offset by maturities and sales of available for sale investments of $134.2 million.

Cash provided by investing activities in the nine months ended October 1, 2011 of $124.2 million was primarily attributable to the maturities and sales of available for sale investments of $476.3 million. This was partially offset by the purchases of available for sale investments of $236.4 million, $110.0 million used for the acquisition of Levitronix Medical in August 2011, and capital expenditures of $5.7 million to support our manufacturing facilities and administration growth.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities in the nine months ended September 29, 2012 of $2.6 million was primarily comprised of $10.4 million used for repurchases of shares of our common stock under our stock repurchase programs and the payment of contingent consideration of $1.5 million.  This was partially offset by proceeds of $5.2 million related to stock option exercises, $1.9 million of proceeds from stock issued under the employee stock purchase plan, and $2.2 million from excess tax benefits for share-based compensation.

Cash used in financing activities in the nine months ended October 1, 2011 of $204.7 million was primarily comprised of $164.4 million used to extinguish the senior subordinated convertible notes, $50.0 million used for repurchases of shares of our common stock under our stock repurchase programs, and $3.7 million used to repurchase vested restricted stock units and awards for settlement of income tax withholding liabilities. This was partially offset by proceeds of $10.2 million related to stock option exercises, $1.9 million proceeds from stock issued under the employee stock purchase plan, and $1.4 million from excess tax benefits for share-based compensation.

Stock Repurchase Program

During the first quarter of fiscal 2011, under a $100 million repurchase program publicly announced on February 14, 2011 (“February 2011 program”), we paid an aggregate of $50 million to repurchase 1,783,267 shares of our common stock. On November 7, 2011 we announced publicly that our Board of Directors authorized a new program for the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the February 2011 program to November 4, 2012. During the three and nine months ended September 29, 2012, we paid $4.9 million and $5.4 million to repurchase 153,198 and 168,509 shares, respectively, of our common stock under these publicly announced programs. As of September 29, 2012, $44.7 million is available for repurchases of shares of our common stock under our stock repurchase programs.

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased during the three and nine months ended September 29, 2012 was approximately $0.1 million and $5.0 million, respectively. The aggregate value of shares purchased during the three and nine months ended October 1, 2011 was approximately $0.1 million and $3.7 million, respectively.

Off Balance Sheet Arrangements

We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized and automatically renews on September 29 of each year, unless terminated by one of the parties. As of September 29, 2012, our Letter of Credit balance was approximately $0.8 million.

Credit Facility

On December 19, 2011, we obtained an unsecured revolving credit facility that provides for up to $50.0 million in revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains certain financial covenants. We were in compliance with all such covenants as of September 29, 2012. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of September 29, 2012, there were no borrowings under this credit facility.

Contractual Obligations

As of September 29, 2012, the liability for uncertain tax positions was $9.9 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the nine months ended September 29, 2012 there were no material changes to our contractual obligations reported in our 2011 Annual Report on Form 10-K outside our normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

A 50 basis point reduction in interest rates on our investment portfolio and cash equivalents that bear variable interest would have an immaterial impact to interest income on the consolidated statements of operations. In addition, if interest rates were to rise, the market value of our investment portfolio would decline, which could result in a loss if we were to choose or be forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points, the change in our net unrealized loss on our short and long-term investments would be $1.7 million. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

The fair value of our forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% directional change in the non-functional currency exchange rates as of September 29, 2012 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $9.2 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of September 29, 2012. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 29, 2012, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 29, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2012, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended September 29, 2012.

The following table sets forth certain information about our common stock repurchased during the three months ended September 29, 2012:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value (in $000) of shares that may yet be purchased under the plans or programs(2)

July 1, 2012 to July 31, 2012	1,335	$35.10	—	$49,542
August 1, 2012 to August 31, 2012	2,175	$31.33	153,198	$44,653
September 1, 2012 to September 29, 2012	487	$34.65	—	$44,653
Total	3,997	$32.99	153,198	$44,653

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

(2)  Cumulative amounts through each respective month ending in 2012.

ITEM 6. EXHIBITS

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 29, 2012, formatted in Extensible Business Reporting Language (XBRL) includes:

	(i)	Unaudited Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011,
	(ii)	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 29, 2012 and October 1, 2011
	(iii)	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 29, 2012 and October 1, 2011
	(iv)	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2012 and October 1, 2011, and
	(v)	Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: November 2, 2012	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: November 2, 2012	/s/ Taylor C. Harris
Taylor C. Harris
Chief Financial Officer and Principal Accounting Officer