Form 10-K
period 2012-12-29
THORATEC CORP
filed 2013-02-20
CIK 350907

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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

        Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12(b)-2) Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale reported of such stock on June 29, 2012, the last business day of the Registrant's second fiscal quarter, was $1,958,277,875.

        As of February 8, 2013, the Registrant had 57,605,296 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Designated portions of Thoratec's definitive proxy statement for its 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

        Thoratec, the Thoratec logo, Thoralon, HeartMate, HeartMate II, IVAD, PVAD, Continuum and GoGear are registered trademarks or trademarks of Thoratec Corporation in the United States and/or other jurisdictions.

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

OUR PRODUCTS

        We develop, manufacture and market proprietary medical devices used for mechanical circulatory support ("MCS") for the treatment of heart failure ("HF") patients. For chronic circulatory support for HF patients, our primary product lines are our ventricular assist devices ("VADs"): HeartMate Left Ventricular Assist System ("HeartMate XVE"), HeartMate II Left Ventricular Assist System ("HeartMate II"), Thoratec Paracorporeal Ventricular Assist Device ("PVAD"), and Thoratec Implantable Ventricular Assist Device ("IVAD"). We refer to HeartMate XVE and HeartMate II collectively as the "HeartMate product line" and PVAD and IVAD collectively as the "Thoratec product line." For acute circulatory support, our product lines are CentriMag Acute Circulatory System ("CentriMag") and for pediatric patients PediMag/PediVAS Acute Circulatory System ("PediMag/PediVAS"). HeartMate XVE, HeartMate II, PVAD, IVAD, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration ("FDA"), and have received Conformité Européene ("CE") Mark approval in Europe.

        MCS devices supplement the pumping function of the heart in patients with HF. In most cases, a cannula connects the left ventricle of the heart to a blood pump. Blood flows from the left ventricle to the pump chamber via the cannula, powered by an electric or air driven mechanism that drives the blood through another cannula into the aorta. From the aorta, the blood then circulates throughout the body. Mechanical or tissue valves enable unidirectional flow in some devices. Currently, the power source remains outside the body for all FDA-approved MCS devices. Some of our devices can also provide support for the right side of the heart.

        Our product portfolio of implantable and external MCS devices is described below.

HeartMate II

        HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device ("LVAD") consisting of a rotary blood pump designed to provide intermediate and long-term MCS. HeartMate II is designed to improve survival and quality of life for a broad range of advanced HF patients. Significantly smaller than HeartMate XVE and with only one moving part, HeartMate II is simpler and designed to operate more quietly than pulsatile devices.

        HeartMate II received FDA approval in April 2008 for bridge-to-transplantation ("BTT") and received FDA approval for use in HF patients who are not eligible for heart transplantation ("Destination Therapy" or "DT") in January 2010. In November 2005, HeartMate II received CE Mark approval. HeartMate II is the most widely used and standard LVAD.

HeartMate XVE

        HeartMate XVE is an implantable, pulsatile, left ventricular assist device for intermediate and longer-term MCS. Patients with a HeartMate XVE do not require anticoagulation drugs, other than aspirin, because of the product's incorporation of proprietary textured surfaces and tissue valves. We discontinued the sale of HeartMate XVE at the end of fiscal 2011.

        HeartMate XVE received FDA approval for BTT in December 2001 and for DT in April 2003. In June 2003, HeartMate XVE received CE Mark approval.

CentriMag

        CentriMag is an extracorporeal full-flow acute surgical support platform incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology. CentriMag is cleared by the FDA for use up to six hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under an FDA humanitarian device exemption ("HDE") to be used as a right ventricular assist device for periods of support up to thirty days in patients in cardiogenic shock due to acute right ventricular failure. We have an ongoing study to evaluate the effectiveness of the CentriMag for periods of support up to thirty days. CentriMag has CE Mark approval to provide support for up to thirty days for both cardiac and respiratory failure.

        On August 3, 2011, we completed the acquisition of the medical business of Levitronix LLC ("Levitronix Medical"). Prior to the acquisition, we provided distribution and clinical support to Levitronix Medical in the U.S. for CentriMag under an agreement that would have expired at the end of 2011.

PediMag/PediVAS

        PediMag and PediVAS are identical, extracorporeal full-flow acute surgical support platforms incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology, designed to provide acute surgical support to pediatric patients. The brand names differ according to indication for use, duration of support, and regulatory approval. PediMag is cleared by the FDA for use, in conjunction with the CentriMag console and motor, for support periods of up to six hours. Outside the U.S., the device is branded as PediVAS. This device has CE Mark to provide support for up to 30 days for both cardiac and respiratory failure.

PVAD

        PVAD is an external, pulsatile, VAD, FDA approved for BTT, including home discharge and post-cardiotomy myocardial recovery and provides left, right, and biventricular MCS. PVAD is a paracorporeal device that is less invasive than implantable VADs since only the cannula is implanted. The paracorporeal nature of PVAD provides several benefits including shorter implantation times (approximately two hours) and the ability to use the device in smaller patients.

        A pneumatic power source drives PVAD. It is designed for short-to-intermediate duration for post-cardiotomy myocardial recovery following cardiac surgery and BTT. PVAD and IVAD, described below, offer left, right or biventricular support for use for BTT. This characteristic is significant because the vast majority of BTT patients treated with PVAD and IVAD require right as well as left-side ventricular assistance. PVAD and IVAD are also the only devices approved for both BTT and recovery following cardiac surgery. PVAD incorporates our proprietary biomaterial, Thoralon, which has excellent tissue and blood compatibility and is resistant to blood clots.

        PVAD received FDA approval for BTT in December 1995 and for recovery (post-cardiotomy) in May 1998. In June 1998, PVAD received CE Mark approval, allowing for its commercial sale in Europe.

IVAD

        IVAD is an implantable, pulsatile, VAD, FDA approved for BTT, including home discharge, and post-cardiotomy myocardial recovery and provides left, right or biventricular MCS. IVAD maintains the same blood flow path, valves and blood pumping mechanism as PVAD, but has an outer housing made of a titanium alloy that makes it suitable for implantation.

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

PRODUCT SEGMENTS

        Following the sale of ITC in 2010, the Company has one operating segment (Cardiovascular group). This segment is organized and operates to develop and manufacture mechanical circulatory products to support the cardiovascular systems of humans and to provide product-related services. Information concerning revenues set forth in Note 13 in the Notes to Consolidated Financial Statements, which is included elsewhere in this Annual Report on Form 10-K.

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

        According to estimates by the American Heart Association, 6.6 million people suffer from HF in the U.S. and approximately 600,000 new cases are diagnosed each year. While the number of treatment options for earlier stage HF has increased in recent years, pharmacologic therapies remain the most widely used approach for treatment of HF. These drug therapies include angiotensin-converting enzyme ("ACE") inhibitors, anti-coagulants and beta-blockers, which facilitate blood flow, thin the blood or help the heart work in a more efficient manner. In addition to the use of VADs, other procedures addressing HF include angioplasty, biventricular pacing, valve replacement, bypass and left ventricular reduction surgery.

        Despite attempts to manage HF through drug therapy, the only curative treatment for late stages of the disease is heart transplantation. The number of donor hearts available each year can meet the needs of only a small number of patients who could benefit from transplantation. The United Network for Organ Sharing reported that approximately 2,169 hearts became available for transplant in the U.S. during the twelve months reported to December 2012, the most recent period for which data is available. At February 12, 2013, approximately 3,423 patients were on the U.S. national transplant waiting list, and we believe a comparable number of patients are currently waiting in each of the U.S. and Europe. The median wait time for a donor heart is approximately nine months; many patients have to wait as long as two years.

        In the U.S., there are currently two FDA-approved indications for the long-term use of VADs in patients with HF: for DT and as a BTT. In addition to the chronic HF markets, MCS devices are also approved for use for acute HF following and during cardiac surgery. All four indications are summarized below.

Destination Therapy

        On January 20, 2010, we received approval to market HeartMate II for DT in patients with New York Heart Association Class III B and IV end-stage left ventricular failure who have received optimal medical therapy for at least forty-five of the last sixty days, and who are not candidates for cardiac transplantation. In 2012, we completed the FDA-required post-market study of 247 patients who received the HeartMate II for DT.

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

Bridge-to-Transplantation

        VADs provide additional cardiac support for patients with late-stage HF waiting for a donor heart. Approximately 40%-50% of the patients on the waiting list for a heart transplant in the U.S. receive a VAD. We believe that the percentage of bridge-to-transplant patients will continue to increase as surgeons' level of comfort with the technology increases, particularly for longer-term support cases. We currently have three devices that are commercially marketed and approved in the U.S. for BTT support in adults.

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

OUR STRATEGY

        Our strategy is to maintain and expand our leadership position through execution of the following market and product development initiatives:

  Expand the utilization of MCS therapy worldwide in patients with advanced heart failure

  •
  Focus on and partner with leading heart centers.  We have developed long-standing relationships with leading cardiovascular surgeons, heart failure cardiologists and heart centers worldwide. These relationships are an important part of our growth strategy, particularly for the development and introduction of new products and the pursuit of additional indications for our existing products. We continue our investment in building these relationships through cardiology education outreach programs. Our Market Development Managers work in partnership with our VAD centers to increase the awareness of MCS therapy in the cardiology community.

  •
  Clinician education and outreach.  We continue to expand awareness of MCS through education and outreach programs, both at implanting centers and within the referring cardiology community. We are building upon our existing relationships with cardiac surgeons and heart failure cardiologists in both transplant and open heart centers and using our existing sales channels to gain acceptance and adoption of our products in the major hospitals that perform open heart surgery. Additionally, we are educating community cardiologists and other potential referring clinicians about the benefits of MCS through our team of over 40 Market Development Managers in the U.S. as well as through clinical symposia, on-line education programs, and other outreach efforts.

  •
  Center expansion.  We ended 2012 with 323 HeartMate II centers globally, including 164 in the U.S. and 159 internationally, an increase of 30 centers during the year. In addition, there are now 118 U.S. centers with Joint Commission certification for reimbursement for DT.

  •
  Geographic expansion.  We are focused on increased worldwide adoption of MCS by developing MCS therapy in important emerging markets through obtaining regulatory approval, developing centers of excellence, and increasing awareness.

  •
  Patient education and awareness.  We also continue to expand awareness and education for patients and their care givers about the benefits of MCS therapy that include improved survival and quality of life.

        Offer a broad range of products.    We currently offer the widest range of MCS devices to cover indications for use ranging from acute to long-term support. We believe that the breadth of our product offering represents an important competitive advantage because it allows us to address the various preferences of clinicians, the needs of a wide variety of patients, and the economic requirements of third-party payors. We intend to further broaden our product line through internal development, acquisition and licensing.

        Develop and obtain approval for new products and new indications for our products.    Our product pipeline includes new technologies to augment the performance and ease of use of the HeartMate II system, cross platform technologies such as a fully implantable system, and next-generation pumps.

        As part of our ongoing evolution of the HeartMate product line, in 2009 we launched our external peripherals, Go Gear, including new batteries, charger and power module. That improved quality of life to patients by offering them additional freedom and mobility. We also launched sealed inflow and outflow grafts for HeartMate II during 2011, which improved ease of implant. Additionally, during 2013, we plan to launch the Pocket Controller for the HeartMate II system. This device is designed to be smaller, lighter, and easier to use than previous controllers, and it incorporates a backup battery for enhanced patient safety.

        Our cross platform technologies in development include remote monitoring, a fully implantable system and improved surgical and automated anastomotic tools. We have not yet entered human clinical testing with these cross platform technologies.

        We also continue to invest in next-generation pump platforms, including HeartMate III, Percutaneous Heart Pump ("PHP"), and HeartMate X. HeartMate III is a fully magnetically levitated, centrifugal, continuous flow pump. The full magnetic levitation allows for wide blood gaps and pulsatility, which we believe will result in a lower rate of adverse events. We are also developing the PHP, which is a catheter based axial flow heart pump for application in an unstable HF patient population. The device features a collapsible elastomeric impeller and nitinol cannula that expand to nearly double its size upon insertion. PHP is designed to deliver four to five liters per minute of average blood flow. Lastly, we are developing a miniaturized pump called HeartMate X. The HeartMate III LVAS is designed to remove the external driveline continuing to improve a patient's quality of life.

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

        Increase our market presence through strategic alliances, joint ventures and acquisitions.    In addition to increasing our presence in heart failure and other cardiovascular disease markets through internal growth, we continue to evaluate strategic alliances, joint ventures, acquisitions and related business development opportunities. For instance, we acquired the intellectual property assets of PHP from Getinge AB in the first quarter of 2010 and Levitronix Medical in the third quarter of 2011.

SALES AND MARKETING

        We have recruited and trained experienced cardiovascular sales specialists who sell our circulatory support systems throughout the world. Our sales force is complemented by direct clinical specialists and Market Development Managers. The clinical specialists conduct clinical educational seminars, assist with VAD implants and resolve clinical questions or issues.

        Our sales and marketing initiatives include education seminars, symposia, journal advertisements, and direct consumers marketing, all common initiatives in the cardiovascular device market. We partner with universities, experienced clinicians and opinion leaders to assist with expanding clinical educational needs. Our Market Development Managers work with our leading VAD centers to generate referrals through increasing awareness in the cardiology community regarding MCS. In addition to our direct selling efforts, we have a network of international distributors who cover other geographic markets.

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

COMPETITION

        Competition from medical device companies and medical device divisions of healthcare companies, pharmaceutical companies and gene- and cell-based therapies is intense and is expected to increase. The vast majority of VAD-eligible patients still receive pharmacological treatment instead of a VAD. We therefore continue to expect new competitors both from the pharmacological and the medical device space. Among the medical device competitors are Terumo Heart, Inc., HeartWare International Inc., AbioMed, Inc., Jarvik Heart, Inc., MicroMed Technology, Inc., SynCardia Systems, Inc., CircuLite, Aachen Innovative Solutions GmbH, Maquet Cardiovascular, LLC (a division of Getinge AB), and Berlin Heart GmbH.

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

        We own, or have exclusive rights to, various U.S. and foreign patents. U.S. patents are typically granted for a term of about twenty years from the date a patent application is filed. The remaining durations on our patents range from less than one year to up to twenty years. The actual protection afforded by a foreign patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. In those instances where we have acquired technology from third parties, we have sought to obtain rights to the technology through the acquisition of underlying patents or licenses.

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

        While we believe design, development, clinical performance and regulatory aspects of the medical device business represent the principal barriers to entry, we also recognize that our patents and license rights may make it more difficult for others to market products similar to those we manufacture and market. Despite our patents, license rights and policies with regard to confidential information, trade secrets and inventions, we may be subject to challenges to the validity of our patents, claims that our products allegedly infringe the patent rights of others and the disclosure of our confidential information or trade secrets. These and other related risks are described more fully under the heading "Our inability to protect our proprietary technologies or an infringement of others' patents could harm our competitive position" in the "Risk Factors" section of this Annual Report on Form 10-K.

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

FDA Regulations

        In the U.S., the FDA regulates the design, manufacture, distribution and promotion of medical devices pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA") and its regulations. Our MCS systems are regulated as medical devices. To obtain FDA approval to market MCS systems similar to those under development, the FDA requires proof of safety and efficacy in human clinical trials performed under an Investigational Device Exemption ("IDE"). An IDE application must contain pre-clinical test data supporting the safety of the product for human investigational use, information on manufacturing processes and procedures, proposed clinical protocols and other information. If the IDE application is accepted, human clinical trials may begin. The trials must be conducted in compliance with FDA regulations and with the approval of one or more institutional review boards. Clinical trials are subject to central registration requirements on www.clinicaltrials.gov (none of the information available at this website is, or should be deemed to be, incorporated by reference into this Annual Report on Form 10-K). The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of a premarket approval ("PMA") application, a PMA Supplement or a 510(k) premarket notification. There are substantial user fees that must be paid upon submission of the PMA application, PMA Supplement or 510(k) premarket notification to the FDA to help offset the cost of scientific data review that is required before the FDA can determine if the device is approvable. For high risk devices such as our MCS systems, the FDA may assemble an expert scientific advisory panel to review the clinical trial data submitted in a PMA before making its decision about whether the device is safe and effective and/or whether to approve the PMA.

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

        On October 26, 2002, the FDA signed into law The Medical Device User Fee and Modernization Act ("MDUFMA") of 2002. On September 28, 2007, MDUFMA was reauthorized for fiscal years 2008-2012, and in October 2012, MDUFMA was reauthorized for fiscal years 2012-2017. This law amends the FDCA and regulations to provide, among other things, the ability of the FDA to impose user fees for medical device reviews. Our activities require that we make many filings with the FDA that are subject to this fee structure. Although the precise amount of fees that we will incur each year will be dependent upon the specific quantity and nature of our filings, these fees could be a significant amount per year.

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

Healthcare Regulation

        Our business is subject to extensive federal and state healthcare regulation. This includes the federal Anti-Kickback Law and similar state anti-kickback laws, the federal False Claims Act, the Physician Payment Sunshine Act, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health ("HITECH") Act of 2009, and similar state laws addressing privacy and security. Although we believe that our operations materially comply with the laws governing our industry, it is possible that non-compliance with existing laws or the adoption of new laws or interpretations of existing laws could adversely affect our financial performance.

Fraud and Abuse Laws

        The healthcare industry is subject to extensive federal and state regulation. In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of "remuneration" has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. In addition, recent health care reform legislation has strengthened these laws. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from the Medicare and Medicaid programs.

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

        The Physician Payment Sunshine Act ("PPSA"), which was included in the PPACA, also imposes new reporting and disclosure requirements on device and drug manufacturers for any "transfer of value" made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers will be required to begin data collection on August 1, 2013 and report such data to CMS by March 31, 2014.

        In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.

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

        The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, signed into law on February 17, 2009, included the HITECH Act and dramatically expanded, among other things, (1) the scope of HIPAA to also include "business associates," or independent contractors who receive or obtain protected health information ("PHI") in connection with providing a service to the covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals and Department of Health and Human Services and potentially media outlets, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per year. HIPAA and HITECH are enforced by regulations promulgated by the U.S. Department of Health and Human Services, including a final omnibus rule published on January 25, 2013. We believe that we are in compliance with all of the applicable HIPAA and HITECH standards, rules and regulations, except possibly the January 25, 2013 final omnibus rule, with which we expect to be in compliance by the required date of September 23, 2013. However, if we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions. In addition to federal regulations issued under HIPAA and HITECH, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA and HITECH. In those cases it may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act includes certain disclosure requirements regarding the use of "conflict minerals" originating from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of "conflict minerals."

        The Dodd-Frank Wall Street Reform and Consumer Protection Act impose new disclosure requirements regarding the use of "Conflict Minerals" mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The conflict minerals include tin, tantalum, tungsten and gold, and their derivatives. These new requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

        In addition, compliance with complex international and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, the U. K. Bribery Act, and similar worldwide anti-bribery laws in non-U.S. jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations as well as training on such policies and procedures, there can be no assurance that our employees, contractors, distributors and agents will not violate our policies.

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

        The agency responsible for administering the Medicare program, CMS, and a majority of private insurers have approved reimbursement for our VADs and diagnostic and vascular graft products. Effective October 1, 2003, CMS issued a National Coverage Determination for the use of the HeartMate XVE for treating Destination Therapy in late-stage HF patients. With approval by the FDA for HeartMate II for DT on January 20, 2010, CMS expanded coverage effective November 9, 2010 to a slightly broader population. As of December 31, 2012, approximately 118 centers are now Joint Commission certificated for Destination Therapy and eligible for reimbursement by Medicare.

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

        Healthcare laws in the U.S. are subject to ongoing changes, including changes to the amount of reimbursement for hospital services and the manner in which such services are paid. Federal legislation in particular can substantially change the way healthcare is financed by both governmental and private insurers and may negatively impact payment rates for our products. For example, in March 2010, the PPACA was passed, which imposes significant new measures and responsibilities on the U.S. pharmaceutical and medical device industries. The PPACA, among other things, establishes annual fees and taxes on manufacturers of certain medical devices, including our devices, and promotes programs that increase the federal government's comparative effectiveness research, which may be used to evaluate the selection of medical services by clinicians and others. PPACA also implements payment system reforms such as a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, and creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projections of such spending exceed a specified growth rate.

        In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

        We are unable to predict whether any circulating congressional proposals will become law or in what form. Also, from time-to-time there are a number of legislative, regulatory and other proposals both at the federal and state levels; it remains uncertain whether there will be any future changes that will be proposed or finalized and what effect, if any, such legislation or regulations would have on our business.

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

        During 2009 and 2010, we expanded the manufacturing facility located in Pleasanton, California. The main focus of the expansion project was to provide adequate manufacturing capacity to meet demand expectations for HeartMate II. As of December 29, 2012, the renovated facility has the necessary capacity to meet the requirements for our VAD products for the next four to six years.

        We typically have been able to fill orders from inventory and historically have not had significant backlog orders. With the expanded manufacturing capacity we are in a position to accommodate the increased demand for our products. Total backlog as of the end of fiscal 2012, 2011, and 2010 was not significant.

 RESEARCH AND DEVELOPMENT

        Our research and development expenses in fiscal years 2012, 2011 and 2010 totaled $87.7 million, $66.3 million and $58.8 million, respectively. Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted. The primary components of our research and development costs are employee salaries and benefits, outside consulting and equipment and supplies. Projects include advancing the HeartMate II platform, such as efforts to improve the operation and performance of our VAD products and accessories, along with efforts to develop new products, such as the development of the HeartMate X, HeartMate III and PHP pump. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as the completed HeartMate II DT pivotal trial completed in 2009.

MAJOR CUSTOMERS AND FOREIGN SALES

        We sell our products primarily to large hospitals and distributors. No customer accounted for more than 10% of total product sales in fiscal years 2012, 2011 and 2010.

        Sales originating outside of the U.S. and U.S. export sales accounted for approximately 19%, 18% and 17% of our total product sales in 2012, 2011 and 2010, respectively. No individual foreign country accounted for more than 10% of our net sales in any of the last three fiscal years.

EMPLOYEES

        As of December 29, 2012, we had a total of 934 employees, consisting of 855 full-time employees and 79 temporary employees. Of our total employees, 867 are employed in the U.S. and 67 are employed outside the U.S. None of our employees is covered by a collective bargaining agreement. We consider relations with our employees to be good.

SEASONALITY

        Our quarterly net sales are influenced by many factors, including new product introductions, acquisitions, divestitures, regulatory approvals, and other factors. Net sales in the third quarter are typically lower than other quarters of the year due to the seasonality of the U.S. and European markets, where summer vacation schedules can result in fewer procedures.

Item 1A.    Risk Factors

        Our businesses face many risks. The risks described below are what we believe to be the material risks facing our company; however, they may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline significantly. Investors should consider the following risks, as well as the other information included in this Annual Report on Form 10-K, and other documents we file from time-to-time with the SEC, such as our quarterly reports on Form 10-Q, our current reports on Form 8-K and any public announcements we make from time-to-time.

If we fail to obtain approval from the FDA and from foreign regulatory authorities, we cannot market and sell our products under development in the U.S. and in other countries, and if we fail to comply with government regulations, including FDA Quality System Regulations, or if our products experience certain adverse events, the FDA or foreign regulatory authorities may withdraw our market clearance or take other enforcement action.

        Before we can market new products in the U.S., we must obtain PMA approval or 510(k) clearance from the FDA. This process is lengthy and uncertain. In the U.S., clearance from the FDA of a 510(k) pre-market notification or approval of a more extensive submission known as a PMA application is required. If the FDA concludes that any of our products does not meet the requirements to obtain clearance under Section 510(k) of the FDCA, then we will be required to file a PMA application for that product. The process for a PMA application is lengthy, expensive and typically requires extensive pre-clinical and clinical trial data.

        We may not obtain clearance of a 510(k) notification or approval of a PMA application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell them, thereby harming our ability to generate sales. The FDA also may limit the claims that we can make about our products. We also may be required to obtain clearance of a 510(k) notification, a new PMA, or a PMA Supplement from the FDA before we can market products, which have already been cleared, but which have since been modified or we subsequently wish to market for new disease indications.

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

        Competition from medical device companies and medical device divisions of healthcare companies, pharmaceutical companies and gene- and cell-based therapies is intense and is expected to increase. The vast majority of VAD-eligible patients still receive pharmacological treatment instead of a VAD. We continue to expect new competitors both from the pharmacological and the medical device space. Among the medical device competitors are Terumo Heart, Inc., HeartWare International Inc., AbioMed, Inc., Jarvik Heart, Inc., MicroMed Technology, Inc., SynCardia Systems, Inc., CircuLite, Aachen Innovative Solutions GmbH, Maquet Cardiovascular, LLC (a division of Getinge AB) and Berlin Heart GmbH.

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

        Any of the devices of our competitors currently available in clinical trials or in development could prove to be clinically superior, easier to implant, and/or less expensive than current commercialized devices, thereby impacting our market share.

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

        We may encounter difficulties manufacturing products in quantities sufficient to meet demand. We do not have experience in manufacturing some of our products in the commercial quantities that might be required with FDA approval of those products and indications currently under development. If we have difficulty manufacturing any of our products, our sales may prove lower than would otherwise be the case, and our reputation, business, financial condition and results of operations could be harmed.

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

        As part of our growth strategy, we intend to develop and introduce a number of new products and product improvements. We also intend to develop new indications for our existing products. For example, we are currently developing updated versions of our HeartMate product line. If we fail to commercialize any of these new products or product improvements or to develop new indications on a timely basis, or if such products, product improvements or indications are not well accepted by the market, our future growth may suffer.

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

  •
  patients die during a clinical trial, even though their death may not be related to our products;

  •
  institutional review boards and third-party clinical investigators delay or reject our trial protocol;

  •
  third-party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices or other regulatory requirements;

  •
  third-party organizations do not perform data collection and analysis in a timely and accurate manner;

  •
  regulators inspect our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

  •
  there are changes in governmental regulations or administrative actions;

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

        Many aspects of VAD products generally are not protected by any patents. We rely on both trade secret protection and patents to protect our rights to our products and technology.

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

Because our physician and hospital customers depend on third party reimbursement, if third party payors, including government agencies such as the Centers for Medicare & Medicaid Services, fail to provide appropriate levels of reimbursement for our products, our results of operations will be harmed. Similarly, if third party payors decide to restrict coverage or the ability of hospital customers to treat patients with VAD therapy, our results of operations could also be harmed.

        Governmental and other third party payors are increasingly attempting to contain healthcare costs. Payors are attempting to contain costs by, for example, limiting coverage and the level of reimbursement of new therapeutic products. Payors are also attempting to contain costs by refusing, in some cases, to provide any coverage for uses of approved products for disease indications other than those for which the FDA has granted marketing approval.

        To date, a majority of private insurers with whom we have been involved, as well as CMS, which is responsible for implementing the Medicare program, have determined to reimburse some or all of the cost associated with the implantation of our VADs, but we cannot predict whether our products or the services performed with the use of our products will continue to be approved for reimbursement in whole or in part. In addition, changes in the healthcare system may affect the reimbursability of future products. If coverage were partially or completely reduced, our revenues and results of operations would be harmed. This uncertainty could delay or prevent adoption by hospitals of our products in volume.

        Healthcare laws and regulations may change significantly in the future, which could adversely affect our financial condition and results of operations. We continuously monitor these developments and modify our operations from time-to-time as the legislative and regulatory environment changes. We are unable to predict whether any currently circulating congressional proposals will become law or in what form, whether any additional or similar changes to statutes or regulations (including interpretations) will occur in the future, or what effect any such legislation or regulation would have on our business. The federal government is expected have greater involvement in the healthcare industry than in prior years, and such greater involvement may adversely affect our financial condition and results of operations. For a more detailed discussion of the various state and federal legislative changes see "Business—Third Party Coverage and Reimbursement."

Complying with federal, state and international regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

        We are directly or indirectly through our customers subject to extensive regulation by both the federal government and the states in which we conduct our business, including the federal Anti-Kickback Law and similar state anti-kickback laws, the federal False Claims Act, HIPAA and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, state certificate of need laws, the Medicare and Medicaid statutes and regulations, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the Foreign Corrupt Practices Act ("FCPA"), among other federal and state regulations. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of matters, including referral and billing practices. The OIG and the Department of Justice have, from time-to-time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries.

        We are also subject to international laws and regulations that increase the cost of doing business in each of the foreign countries where our products are sold. These numerous and sometimes conflicting laws and regulations include U.S. laws such as the FCPA, the U.K. Bribery Act, and similar worldwide anti-bribery laws in non-U.S. jurisdictions. Although, we have implemented policies and procedures designed to ensure compliance with these laws and regulations as well as training on such policies and procedures, there can be no assurance that our employees, contractors, distributors and agents will not violate our policies.

        If our operations are found to be in violation of any of the laws and regulations to which we are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. Our risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management's attention from the operation of our business. For a more detailed discussion of the various state, federal, and international regulations to which we are subject see "Business—Government Regulations" and "Business—Third Party Coverage and Reimbursement." See also the risks described under the heading "Federal and state anti-kickback laws may adversely affect our operations and income" in this "Risk Factors" section.

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

The "Patient Protection and Affordable Care Act" includes provisions that may adversely affect our business and results of operations, including an excise tax on the sales of most medical devices.

        In March 2010, the U.S. President signed the PPACA, which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. We are continuing to evaluate this legislation and its potential impact on our business. It may adversely affect the demand for our products and services, and therefore our financial position and results of operations, possibly materially.

        Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our MCS products, starting in 2013. Though there are some exceptions to the excise tax, this excise tax does apply to most of our product revenue generated within the United States. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $30 billion over ten years. This tax may put increased pressure on medical device manufacturers and purchasers, decrease profits to us, and/or reduce medical procedure volumes, which may adversely affect our business, financial condition and results of operations. Other elements of the PPACA, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals (the "Physician Payment Sunshine Act"), could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

        Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any of these proposals will be enacted. We believe that the uncertainty created by healthcare reform in the United States has complicated our customers' decision-making process and may impact our MCS business, and we expect that this uncertainty will persist until there is greater clarity on how the PPACA and state proposals will affect healthcare providers. We are unable to predict what effect the ongoing uncertainty surrounding these matters will have on our customers' purchasing decisions. However, an expansion in government's role in the U.S. healthcare industry may adversely affect our business, possibly materially.

If we fail to comply with federal and state anti-kickback laws, our operations and income may be adversely affected.

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

        For a more detailed discussion of the various state and federal anti-kickback regulations to which we are subject see "Business—Government Regulations".

Our liabilities expose us to risks that could adversely affect our business, operating results and financial condition.

        If we experience a decline in product sales due to any of the factors described in this "Risk Factors" section or otherwise, we could have difficulty paying current and total liabilities. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our current and total liabilities, we would be in default.

        It may be difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes, and therefore limit our flexibility in planning for or reacting to changes in our business by reducing funds available for use in our operations. This could make us more vulnerable in the event of a downturn in our business or an increase in interest rates and place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

        Any failure to meet our obligations under our current and long-term liabilities could have a material adverse effect on our business, operating results and financial condition.

Valuation adjustments to goodwill and intangible assets, which represent a significant portion of our total assets, may adversely affect our net income and we may never realize the full value of our intangible assets.

        A substantial portion of our assets is comprised of goodwill and purchased intangible assets, recorded as a result of our merger with Thermo Cardiosystems, Inc. in 2001 and the acquisition of Levitronix Medical in August 2011. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. The material concentration of intangible assets or goodwill increases the risk of a large charge to earnings if recoverability of these intangible assets or goodwill is impaired, which would have an adverse effect on our net income. For example, in fiscal 2012 we recorded an impairment charge of $50.2 million related to the purchased intangibles assets from our merger with Thermo Cardiosystems, Inc. discussed above.

Product liability claims could damage our reputation and hurt our financial results.

        Our business exposes us to an inherent risk of potential product liability claims related to the manufacturing, marketing, and sale of medical devices. We maintain a limited amount of product liability insurance. Our insurance policies generally must be renewed on an annual basis. We may not be able to maintain or increase such insurance on acceptable terms or at reasonable costs, and such insurance may not provide us with adequate coverage against all potential liabilities. A successful claim brought against us in excess, or outside, of our insurance coverage could seriously harm our financial condition and results of operations. Claims against us, regardless of their merit or potential outcome, may also reduce our ability to obtain physician acceptance of our products or expand our business.

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

        The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, our closing stock price ranged from $29.00 to $39.27 during the twelve months ended December 29, 2012. The price of our common stock could fluctuate significantly for many reasons, including but not limited to the following:

  •
  future announcements concerning us or our competitors;

  •
  regulatory developments, including ongoing healthcare reform initiatives, enforcement actions bearing on advertising, marketing or sales, and disclosure regarding completed ongoing or future clinical trials;

  •
  enforcement actions by FDA or foreign regulatory authorities;

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

Global economic, political and market conditions could adversely affect our business and liquidity.

        Our operations and performance depend significantly on global economic, political and market conditions. Uncertainty about global economic, political and market conditions poses a risk as consumers and businesses decrease or postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Continued concerns about the systemic impact of the recent recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These factors have led to a decrease in spending by businesses and consumers alike.

        Global economic, political and material conditions could have a material adverse effect on our business and the demand for our products and services. In addition, turbulence in the U.S. and international markets and economies and prolonged declines in spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our distributors, customers and suppliers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

If we make acquisitions or divestitures, we could encounter difficulties that harm our business.

        We may acquire other companies' products or technologies that we believe to be complementary to our business, such as the purchase of Levitronix Medical in August 2011. We may have difficulty integrating the acquired personnel, operations, products or technologies and we may not realize the expected benefits of any such acquisition. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees and increase our expenses, any of which could harm our business. We may also sell businesses or assets, such as the 2010 sale of our wholly owned subsidiary, International Technidyne Corporation, and we may sell an asset or business for less than its carrying value.

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

        We must follow accounting standards and financial reporting and corporate governance requirements and tax laws set by the governing bodies and lawmakers in the U.S. and in other jurisdictions where we do business. From time-to-time, these governing bodies and lawmakers implement new and revised rules and laws. These new and revised accounting standards and financial reporting and corporate governance requirements may require changes to our financial statements, the composition of our Board of Directors, the responsibility and manner of operation of various board level committees and the information filed by us with the governing bodies. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

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

We use estimates, make judgments and apply certain methods in measuring the progress of our business in determining our financial results and in applying our accounting policies. As these estimates, judgments and methods change, our assessment of the progress of our business and our results of operations could vary.

        The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that may lead us to change our methods, estimates and judgments. Changes in any of our assumptions may cause variation in our reporting and may adversely affect our reported financial results.

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

        Future levels of research and development spending, capital investment, and export sales may impact our entitlement to related tax credits and benefits, which have the effect of lowering our tax rate.

        For a more detailed discussion of the additional taxes to which we are subject see "Business—Third Party Coverage and Reimbursement."

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

        This could limit the price that certain investors would be willing to pay for shares of our common stock and could delay, prevent or allow our Board of Directors to resist an acquisition of our company, even if the proposed transaction was favored by a majority of our independent shareholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in Pleasanton, California, where we own an approximately 66,000 square-foot office building for our corporate offices. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels.

        Additionally, we lease the following facilities:

  •
  Approximately 62,000 square feet of office, manufacturing, and research facilities in Pleasanton, California, expiring in 2027.

  •
  Approximately 30,000 square feet of office and research facilities in Pleasanton, California, expiring in 2022.

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

  •
  Approximately 1,700 square feet of office facilities in Gainesville, Florida under a month-to-month lease.

  •
  Approximately 13,000 square feet of research, office and warehouse facilities in Zurich, Switzerland expiring in 2017.

  •
  Approximately 10,000 square feet of office and research facilities in Burlington, Massachusetts, expiring in 2014

  •
  Approximately 8,700 square feet of office and warehouse facilities in the U.K., expiring in 2022.

        Our Pleasanton manufacturing facility and San Ramon warehouse space have been inspected, approved, and licensed for the manufacture of medical devices by the FDA and European Notified Body. Additionally, these two facilities are subject to inspections, approvals and licensing by the State of California Department of Health Services (Food and Drug Section).

        We utilize all of the facilities in California, Massachusetts, Florida, the U.K. and Switzerland.

Item 3.    Legal Proceedings

        From time-to-time we are involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain.

Item 4.    Mine Safety Disclosures

        Not applicable.

OUR EXECUTIVE OFFICERS

        Gerhard F. Burbach, 50, President, Chief Executive Officer and Director, joined our company as President, Chief Executive Officer and a director, in January 2006. Prior to joining us, Mr. Burbach served as the President and Chief Executive Officer of Digirad Corporation, a leading provider of solid-state imaging products and services to cardiologist offices, hospitals and imaging centers from April 2005 to January 2006. He continues to serve on the Digirad Board of Directors. Before that he served for two years as president and chief executive officer of Bacchus Vascular Inc., a developer of interventional cardiovascular devices. Previously, he served for three years as chief executive officer of Philips Nuclear Medicine, a division of Philips Medical Systems specializing in nuclear medicine imaging systems. Until its acquisition by Philips Medical Systems, he spent four years at ADAC Laboratories, a provider of nuclear medicine imaging equipment and radiation therapy planning systems, where he became president and general manager of the nuclear medicine division. He also spent six years with the consulting firm of McKinsey & Company, primarily within the firm's healthcare practice. Mr. Burbach received a Bachelors of Science in industrial engineering from Stanford University and a Masters of Business Administration from Harvard Business School. Mr. Burbach also serves on the board of Fluidigm Corporation, a biotechnology company focused on single-cell genomics based on microfluidic technology.

        David A. Lehman, 52, Senior Vice President, General Counsel and Secretary, joined our company as Vice President and General Counsel in May 2003. Mr. Lehman was appointed as Secretary in December 2004 and became Senior Vice President in February 2007. Prior to joining us, Mr. Lehman served as Vice President and General Counsel of Brigade Corporation, a provider of business process outsourcing services, from June 2000 to May 2003. From November 1997 to June 2000, Mr. Lehman was Assistant General Counsel at Bio-Rad Laboratories, Inc., a diagnostic and life science products company. Prior to November 1997, Mr. Lehman was in the legal department of Mitsubishi International Corporation, in New York and Tokyo, for more than seven years. Mr. Lehman started his career as an associate attorney at the law firm of Hall, Dickler, Kent, Friedman and Wood. Mr. Lehman has a Bachelors of Arts in political science from the University of California, San Diego, and a Juris Doctor from Cornell University Law School.

        Taylor C. Harris, 37, Vice President and Chief Financial Officer, joined our company as Senior Director of Investor Relations and Business Development in February 2010. Mr. Harris was appointed as Vice President and Chief Financial Officer in October 2012. Prior to joining Thoratec, Mr. Harris worked at JPMorgan Chase & Co. for over a decade in several capacities, including as a Vice President in the firm's Healthcare Investment Banking and Equity Research departments. In these roles, Mr. Harris covered the medical device sector as an investment research analyst and advised healthcare companies on a broad range of strategic and capital markets transactions. Mr. Harris holds a B.A. in Physics and Economics from the University of North Carolina at Chapel Hill.

 PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "THOR." The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock, as reported by the NASDAQ Global Select Market. As of February 8, 2013 there were 57,605,296 shares of our common stock outstanding with approximately 375 holders of record, including multiple beneficial holders at depositories, banks and brokerages listed as a single holder in the "street" name of each respective depository, bank or broker.

	High	Low
Fiscal Year 2012
First Quarter	$35.72	$29.00
Second Quarter	$35.23	$29.75
Third Quarter	$36.04	$31.19
Fourth Quarter	$39.27	$34.21
Fiscal Year 2011
First Quarter	$31.20	$23.06
Second Quarter	$35.70	$26.42
Third Quarter	$36.64	$30.16
Fourth Quarter	$37.37	$28.16

        We have not declared or paid any dividends on our common stock and we do not anticipate doing so in the foreseeable future.

        There were no unregistered sales of our equity securities during the three months ended December 29, 2012.

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information in Item 12 of this Annual Report on Form 10-K.

Stock Price Performance Graph

        The graph below compares the cumulative total shareholder return on an investment in our common stock, the NASDAQ Composite Index (U.S. companies only) and the NASDAQ Medical Equipment Index for the five-year period ended December 29, 2012, the last trading day in our 2012 fiscal year.

        The graph assumes the value of an investment in our common stock and each index was $100 at December 29, 2007 and the reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Thoratec Corporation, the NASDAQ Composite Index, and
the NASDAQ Medical Equipment Index

*
$100 invested on December 31, 2007, in stock or index, including reinvestment of dividends.

	As of December 31,
	2007	2008	2009	2010	2011	2012
Thoratec Corporation	$100.00	$178.61	$147.99	$155.69	$184.50	$206.27
NASDAQ Composite	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
NASDAQ Medical Equipment	$100.00	$53.91	$75.19	$78.88	$89.14	$97.76

Issuer Purchases of Equity Securities

        The following table sets forth certain information about our common stock repurchased during the three months ended December 29, 2012

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
	(in thousands, except per share data)
October 1 - October 31, 2012	1,505	$34.69	—	$44,653

November 1 - November 30, 2012	1,396	$34.50	1,479,095	$75,000

December 1 - December 29, 2012	668	$37.96		$75,000

Total	3,569	$35.23	1,479,095	$75,000

        During fiscal 2011, under a $100 million repurchase program announced on February 14, 2011 ("February 2011 program"), we paid an aggregate of $50 million to repurchase 1,783,267 shares of our common stock. On November 7, 2011 we announced that our Board of Directors authorized a new program ("November 2011 program") for the repurchase of up to $50 million worth of shares of our common stock, with an expiration date of November 2, 2012. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the February 2011 program to November 4, 2012. No shares were repurchased under the February 2011 and November 2011 programs in the fourth quarter of 2012 and both programs expired on November 4, 2012.

        On November 26, 2012, we announced that the Board of Directors had authorized the repurchase of up to $150 million of the Company's shares of common stock ("November 2012 program"). As part of the authorization, the Company entered into a $75.0 million Accelerated Share Repurchase (ASR) agreement with J.P. Morgan, which began immediately. Under the ASR agreement, Thoratec received an initial delivery of 1,479,095 shares at the inception of the program. The total number of shares ultimately purchased under the agreement will be determined upon final settlement, using the volume-weighted average price of the Company's common stock over a period of time of up to 4.5 months. The balance of the authorization allows us to acquire shares in the open market or in privately negotiated transactions prior to the program's expiration date.

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and restricted stock units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.
(2)
Under the ASR agreement, during the three month period ended December 29, 2012, we paid an aggregate of $75.0 million and received an initial delivery of 1,479,095 shares of our common stock (at average price of $38.03). Of the $75.0 million, $18.75 million was allocated to the equity forward contract with the final number of shares to be determined at the settlement date in early 2013. All share repurchases have reduced the number of shares of our common stock that are issued and outstanding. As of December 29, 2012, $75.0 million is available for repurchase of our common stock under our November 2012 program.
(3)
Cumulative amounts through each respective month ending in 2012.

Item 6.    Selected Consolidated Financial Data

        The selected consolidated financial data presented below for the five fiscal years ended December 29, 2012 are derived from our audited financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K in Item 8.

        We report on a 52-53 week fiscal year, which ends on the Saturday closest to December 31. Accordingly, our fiscal year contains more or less than 365 days. Fiscal year ended January 3, 2009 ("Fiscal 2008") included 53 weeks; and fiscal years ended January 2, 2010 ("Fiscal 2009"), January 1, 2011 ("Fiscal 2010"), December 31, 2011 ("Fiscal 2011"), and December 29, 2012 ("Fiscal 2012") each included 52 weeks. The operating results of ITC have been segregated and presented as discontinued operations for all applicable periods.

	Fiscal Years
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statements of Operations Data:
Continuing Operations(1):
Product sales	$491,654	$422,713	$382,973	$279,968	$214,975
Gross profit(4)	291,375	287,651	250,539	175,688	132,120
Net income from continuing operations	$56,163	$72,575	$59,005	$28,905	$16,393
Net income per share from continuing operations:
Basic	$0.96	$1.23	$1.02	$0.51	$0.30
Diluted	$0.94	$1.20	$0.99	$0.50	$0.30
Discontinued Operations(1):
Net income (loss) from discontinued operations	$—	$(1,031)	$(5,839)	$(321)	$1,938
Net income (loss) per share from discontinued operations:
Basic	$—	$(0.02)	$(0.10)	$(0.01)	$0.03
Diluted	$—	$(0.01)	$(0.10)	$(0.01)	$0.03
Consolidated Operations:
Net income	$56,163	$71,544	$53,166	$28,584	$18,331
Net income per share:
Basic	$0.96	$1.21	$0.92	$0.50	$0.33
Diluted	$0.94	$1.19	$0.89	$0.49	$0.33
Consolidated Balance Sheet Data(1)(3)
Cash and cash equivalents and short-term available-for-sale investments	$249,748	$193,414	$448,143	$306,961	$249,986
Working capital	328,371	294,031	403,050	379,123	302,201
Assets held for sale offset by liabilities related to assets held for sale	—	—	—	54,981	51,901
Total assets	698,364	680,988	837,743	747,883	685,420
Contingent liabilities—current portion(3)	4,220	1,518	—	—	—
Senior subordinated convertible notes(2)	—	—	138,165	131,929	124,115
Long-term deferred tax liability	2,780	20,429	20,109	32,099	38,485
Contingent liabilities—long-term portion(3)	17,832	22,052	—	—	—
Total shareholders' equity(2)	$596,743	$584,450	$621,360	$525,128	$466,279

(1)
During the fiscal year 2010, we completed the sale of International Technidyne Corporation ("ITC"). We accounted for the transaction as discontinued operations, and, accordingly, we have reclassified the results of operations and any losses resulting from the disposition for all periods presented to reflect them as such. Loss from discontinued operations in fiscal 2010 included a loss on disposal of $0.6 million. In fiscal 2011, we recorded a charge of $1.0 million ($1.8 million net loss less tax benefit of $0.8 million) for ITC primarily related to post-close severance payments. In addition, for all prior periods presented, we reported working capital from continuing operations separately from assets held for sale offset by related liabilities attributable to discontinued operations.

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
(3)
On August 3, 2011, we acquired the medical business of Levitronix LLC ("Levitronix Medical"), for approximately $110 million in cash, plus additional cash earn-out amounts (not to exceed $40 million in aggregate). This earn-out is contingent upon achievement of certain product revenue targets and is payable over the four year period starting on August 3, 2011. This acquisition has been accounted for as a business combination, and the assets and liabilities were recorded as of the acquisition date, at their respective fair values. The results of operations of Levitronix Medical have been consolidated in our results of continuing operations from August 3, 2011. At December 29, 2012, the remaining contingent liability (current and non-current portions) was estimated to be $22.1 million.
(4)
Gross profit in 2012 includes an impairment charge of $50.2 million. Refer to Note 6 for additional discussion of impairment charge in the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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

        We develop, manufacture and market proprietary medical devices used for mechanical circulatory support ("MCS") for the treatment of heart failure ("HF") patients. For chronic circulatory support for HF patients, our primary product lines are our ventricular assist devices ("VADs"): HeartMate Left Ventricular Assist System ("HeartMate XVE"), HeartMate II Left Ventricular Assist System ("HeartMate II"), Thoratec Paracorporeal Ventricular Assist Device ("PVAD"), and Thoratec Implantable Ventricular Assist Device ("IVAD"). We refer to HeartMate XVE and HeartMate II collectively as the "HeartMate product line" and PVAD and IVAD collectively as the "Thoratec product line." For acute circulatory support, our product lines are CentriMag Acute Circulatory System ("CentriMag") and for pediatric patients PediMag/PediVAS Acute Circulatory System ("PediMag/PediVAS"). HeartMate XVE, HeartMate II, PVAD, IVAD, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration ("FDA"), and have received Conformité Européene ("CE") Mark approval in Europe.

        MCS devices supplement the pumping function of the heart in patients with HF. In most cases, a cannula connects the left ventricle of the heart to a blood pump. Blood flows from the left ventricle to the pump chamber via the cannula, powered by an electric or air driven mechanism that drives the blood through another cannula into the aorta. From the aorta, the blood then circulates throughout the body. Mechanical or tissue valves enable unidirectional flow in some devices. Currently, the power source remains outside the body for all FDA-approved MCS devices. Some of our devices can also provide support for the right side of the heart.

HeartMate II

        HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device ("LVAD") consisting of a rotary blood pump designed to provide intermediate and long-term MCS. HeartMate II is designed to improve survival and quality of life for a broad range of advanced HF patients. Significantly smaller than HeartMate XVE and with only one moving part, HeartMate II is simpler and designed to operate more quietly than pulsatile devices.

        HeartMate II received FDA approval in April 2008 for bridge-to-transplantation ("BTT") and received FDA approval for use in HF patients who are not eligible for heart transplantation ("Destination Therapy" or "DT") in January 2010. In November 2005, HeartMate II received CE Mark approval. The HeartMate II is most widely used and standard LVAD.

HeartMate XVE

        HeartMate XVE is an implantable, pulsatile, left ventricular assist device for intermediate and longer-term MCS. Patients with a HeartMate XVE do not require anticoagulation drugs, other than aspirin, because of the product's incorporation of proprietary textured surfaces and tissue valves. We discontinued the sale of HeartMate XVE at the end of fiscal 2011.

        HeartMate XVE received FDA approval for BTT in December 2001 and for DT in April 2003. In June 2003, HeartMate XVE received CE Mark approval.

CentriMag

        CentriMag is an extracorporeal full-flow acute surgical support platform incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology. CentriMag is cleared by the FDA for use up to six hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under an FDA humanitarian device exemption ("HDE") to be used as a right ventricular assist device for periods of support up to thirty days in patients in cardiogenic shock due to acute right ventricular failure. We have an ongoing study to evaluate the effectiveness of the CentriMag for periods of support up to thirty days. CentriMag has CE Mark approval to provide support for up to thirty days for both cardiac and respiratory failure.

        On August 3, 2011, we completed the acquisition of the medical business of Levitronix LLC ("Levitronix Medical"). Prior to the acquisition, we provided distribution and clinical support to Levitronix Medical in the U.S. for CentriMag under an agreement that would have expired at the end of 2011.

PediMag/PediVAS

        PediMag and PediVAS are identical, extracorporeal full-flow acute surgical support platforms incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology, designed to provide acute surgical support to pediatric patients. The brand names differ according to indication for use, duration of support, and regulatory approval. PediMag is cleared by the FDA for use, in conjunction with the CentriMag console and motor, for support periods of up to six hours. Outside the U.S., the device is branded as PediVAS. This device has CE Mark to provide support for up to 30 days for both cardiac and respiratory failure.

PVAD

        PVAD is an external, pulsatile, VAD, FDA approved for BTT, including home discharge and post-cardiotomy myocardial recovery and provides left, right, and biventricular MCS. PVAD is a paracorporeal device that is less invasive than implantable VADs since only the cannula is implanted. The paracorporeal nature of PVAD provides several benefits including shorter implantation times (approximately two hours) and the ability to use the device in smaller patients.

        A pneumatic power source drives PVAD. It is designed for short-to-intermediate duration for post-cardiotomy myocardial recovery following cardiac surgery and BTT. PVAD and IVAD, described below, offer left, right or biventricular support for use for BTT. This characteristic is significant because the vast majority of BTT patients treated with PVAD and IVAD require right as well as left-side ventricular assistance. PVAD and IVAD are also the only devices approved for both BTT and recovery following cardiac surgery. PVAD incorporates our proprietary biomaterial, Thoralon, which has excellent tissue and blood compatibility and is resistant to blood clots.

        PVAD received FDA approval for BTT in December 1995 and for recovery (post-cardiotomy) in May 1998. In June 1998, PVAD received CE Mark approval, allowing for its commercial sale in Europe.

IVAD

        IVAD is an implantable, pulsatile, VAD, FDA approved for BTT, including home discharge, and post-cardiotomy myocardial recovery and provides left, right or biventricular MCS. IVAD maintains the same blood flow path, valves and blood pumping mechanism as PVAD, but has an outer housing made of a titanium alloy that makes it suitable for implantation.

        IVAD received FDA approval for BTT and recovery (post-cardiotomy) in August 2004. In June 2003, the IVAD received CE Mark approval, allowing for its commercial sale in Europe.

Discontinued Operations—International Technidyne Corporation

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

Critical Accounting Policies and Estimates

        We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

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

Revenue Recognition

        We recognize revenue from product sales to customers when persuasive evidence of an arrangement exists, the product has been delivered or service has been performed, the selling price is fixed or determinable, and collection is reasonably assured and there are no further obligations to customers. Delivery of the product is considered to have occurred when shipped. Sales from products are not subject to rights of return and, historically, actual sales returns have not been significant. We sell products through our direct sales force and through distributors. Sales through distributors are recognized as revenue upon sale to the distributor as these sales are considered to be final and no right of return or price protection exists.We recognize sales of certain products to first-time customers when it has been determined that the customer has the ability to use the products.

Reserves on Accounts Receivable, Inventory and Warranty

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance based on specific identification and historical write-off experience. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

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

Long-Lived Assets, Intangible Assets and Goodwill

        We evaluate the carrying value of long-lived assets, including purchased intangible assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long-lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows. Product sales from our PVAD and IVAD product lines, collectively known as the Thoratec product line, were $29.5 million and $28.1 million in fiscals 2010 and 2011, respectively, and significantly declined to $19.0 million in fiscal 2012 as a result of recent changes in the market in which these products compete. Accordingly, we assessed for recovery the associated purchased intangible assets with their future undiscounted net cash flows in the fourth quarter of 2012. The comparison resulted in the existence of impairment, and accordingly the purchased intangible assets were written down to the fair value totaling $12.6 million, resulting in an impairment charge of $50.2 million.

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

Contingent Consideration

        On August 3, 2011, we acquired 100% of Levitronix Medical for an upfront cash payment of $110.0 million, plus additional cash earn-out amounts (not to exceed $40.0 million in aggregate). The earn out ("contingent consideration") is calculated based on 36% of sales from Levitronix Medical in excess of sales of approximately $24.0 million per year over the next four years commencing from the date of acquisition. The fair value of the contingent consideration is calculated using the income approach, utilizing various revenue assumptions and applying a probability to each outcome. By applying this method, the estimated undiscounted range of outcomes was from $9.7 million to $37.4 million. The fair value of the contingent consideration as of the acquisition date was estimated and recorded at $23.6 million. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded within operating expense within our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. In 2012, we paid $1.5 million of the contingent consideration. As of December 29, 2012, the estimated fair value of the remaining contingent consideration was $22.1 million.

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

        We account for income taxes in accordance with the accounting standards for income taxes, which require that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Fair Value of Financial Instruments

        We measure certain financial assets and liabilities at fair value based on valuation techniques using the best information available, which may include quoted market prices, market comparables and discounted cash flow projections. Financial instruments are primarily comprised of money market funds, certificate of deposits, municipal and corporate bonds, commercial paper, variable demand notes, auction rate securities, derivative contracts, certain investments held as assets under the deferred compensation plan, and marketable equity securities.

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

        Derivative Instruments: We hold non-speculative foreign currency forwards to hedge certain foreign currency exposures. We use internally developed valuation models that project future cash flows and discount the future amounts to present value using significant market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies.

Results of Operations

        The following table summarizes our consolidated statements of income for the last three fiscal years with each line item shown as a percentage of total product sales.

	Fiscal Years
	2012	2011	2010
Product sales	100.0%	100.0%	100.0%
Cost of product sales, excluding impairment of intangible assets	30.5	32.0	34.6
Impairment of intangible assets	10.2	—	—

Gross margin	59.3	68.0	65.4
Operating expenses:
Selling, general and administrative	26.0	25.4	23.5
Research and development	17.9	15.7	15.4

Total operating expenses	43.9	41.1	38.9

Income from operations	15.4	27.0	26.5
Other income (expense):
Interest expense	—	(1.1)	(3.2)
Interest income and other	0.3	0.6	1.4
Impairment on investment	—	—	(0.5)

Income before taxes	15.7	26.5	24.2
Income tax expense	4.3	9.3	8.8

Net income from continuing operations	11.4	17.2	15.4
Net loss from discontinued operations	—	(0.2)	(1.5)

Net income	11.4%	17.0%	13.9%

Continuing Operations

Product Sales

        Product sales consisted of the following:

	Fiscal Years			Annual Percentage Change
	2012	2011	2010	2012/2011	2011/2010
	(in thousands, except percentages)
Product sales	$491,654	$422,713	$382,973	16.3%	10.4%

        In 2012 as compared to 2011, product sales increased $68.9 million, or 16.3%, driven by strong sales volume of our HeartMate and CentriMag products. The HeartMate units grew 18.6% contributing $68.2 million to the increase, primarily driven by Destination Therapy patient implants, which accounted for approximately 50% of our U.S. volume. CentriMag and PediMag product lines contributed $10.0 million to the increase, primarily attributable to the incremental revenues of $6.1 million related to the Levitronix Medical acquisition. The increase was partially offset by a significant decline of $9.1 million in sales of the Thoratec product line. From a regional perspective, U.S. sales contributed approximately $53.0 million to the increase, while international sales contributed approximately $16.0 million. In the U.S., 15 HeartMate II centers were added during 2012 bringing the total to 164 centers. Internationally, we added 15 centers in 2012, bringing the total to 159 centers.

        In 2011 as compared to 2010, product sales increased $39.7 million, or 10.4%, driven by strong sales volume of HeartMate and CentriMag products. The HeartMate product line contributed approximately $33.2 million to the increase, while CentriMag contributed approximately $8.0 million, partially attributable to the Levitronix Medical acquisition completed in August 2011, which added $4.1 million from the date of the acquisition through December 31, 2011. The increase was partially offset by a decline of approximately $1.3 million in sales of the Thoratec product line. The remaining $0.2 million decrease was due to decline of other products. From a regional perspective, U.S. sales contributed approximately $30.3 million to the increase, while international sales contributed approximately $9.4 million. In the U.S., 19 HeartMate II centers were added during 2011 bringing the total to 149 centers. Internationally, we added 20 centers in 2011, bringing the total to 144 centers.

        Sales originating outside of the U.S. and U.S. export sales accounted for approximately 19%, 18% and 17% of our total product sales in fiscal 2012, 2011 and 2010, respectively.

Gross Profit

	Fiscal Years
	2012	2011	2010
	(in thousands, except percentages)
Total gross profit	$291,375	$287,651	$250,539

Total gross margin	59.3%	68.0%	65.4%

        In 2012 as compared to 2011, the gross margin decreased 10.2 percentage points due to the impairment recorded in 2012 related to PVAD and IVAD intangible assets. Product sales from our PVAD and IVAD product lines, collectively known as the Thoratec product line were $29.5 million and $28.1 million in fiscals 2010 and 2011, respectively, and significantly declined to $19.0 million in fiscal 2012 as a result of recent changes in the market in which these products compete. Accordingly, we assessed for recovery the associated purchased intangible assets with their future undiscounted net cash flows in the fourth quarter of 2012. The comparison resulted in the existence of impairment, and accordingly the purchased intangible assets were written down to the fair value totaling $12.6 million, resulting in an impairment charge of $50.2 million. This was in part offset by a 1.5 percentage point increase in gross margin due to volume-based efficiencies, favorable product mix, and the contribution from the acquisition of Levitronix Medical in August 2011.

        In 2011 as compared to 2010, the gross margin increased 2.6 percentage points primarily due to favorable pump to non-pump mix, favorable foreign exchange rate changes, volume-based effectiveness, lower inventory write downs, and lower warranty expenses in 2011, which were partially offset by the fair value inventory adjustment related to the Levitronix Medical acquisition.

Selling, General and Administrative

	Fiscal Years			Annual Percentage Change
	2012	2011	2010	2012/2011	2011/2010
	(in thousands, except percentages)
Total selling, general and administrative expenses	$127,984	$107,177	$90,269	19.4%	18.7%

        Selling, general and administrative (SG&A) expenses as a percentage of product sales were approximately 26.0%, 25.4%, and 23.5% in 2012, 2011, and 2010, respectively. In 2012 as compared to 2011, SG&A costs increased by 19.4% primarily related to spending on market and referral development initiatives that include sales force expansion, and higher incentive and stock-based compensation costs. This was partially offset by transaction costs recorded in 2011 related to the Levitronix acquisition.

        In 2011 as compared to 2010, SG&A costs increased by 18.7% primarily due to market development initiatives including sales force expansion, increased travel and other selling expenses, which were attributed to the higher product sales, and intangible assets amortization in connection with the acquisition of Levitronix Medical in August 2011. Levitronix Medical acquisition-related transaction costs of $3.6 million also contributed to the increase in 2011 over the prior year.

Research and Development

	Fiscal Years			Annual Percentage Change
	2012	2011	2010	2012/2011	2011/2010
	(in thousands, except percentages)
Total research and development expenses	$87,729	$66,314	$58,831	32.3%	12.7%

        Research and development (R&D) expenses as a percentage of product sales were approximately 17.8%, 15.7%, and 15.4% in fiscal 2012, fiscal 2011, and fiscal 2010, respectively. In 2012 as compared to 2011, R&D expenses increased by 32.3% primarily due to an increase in headcount and costs associated with the development of our fully implantable systems, HeartMate III, PHP, and HeartMate II peripheral enhancements, as well as HMII post market study costs and higher incentive and stock-based compensation costs.

        In 2011 as compared to 2010, R&D expenses increased by 12.7% due to next generation product development costs for HeartMate X, HeartMate III, PHP, HeartMate II peripheral enhancements, and incremental R&D activities in connection with the Levitronix Medical acquisition.

Interest Expense

        Interest expense primarily relates to cash and non-cash interest cost on the senior subordinated convertible notes as follows:

	Fiscal Years			Annual Percentage Change
	2012	2011	2010	2012/2011	2011/2010
	(in thousands, except percentages)
Interest expense	$3	$4,500	$11,813	(99.9)%	(61.9)%
Amortization of debt issuance costs related to senior subordinated convertible notes	—	151	414	(100.0)%	(63.5)%
Loss on extinguishment of senior subordinated convertible notes	—	—	100	*	*

Total interest expense	$3	$4,651	$12,327

*
Not meaningful

        Interest expense is comprised primarily of interest expense on the senior subordinated convertible notes. In May 2011, all remaining senior subordinated convertible notes were extinguished.

        In 2010, we recorded a loss on extinguishment of debt of $0.1 million from the conversion of 4,045 senior subordinated convertible notes.

Interest Income and Other

        Interest income and other consisted of the following:

	Fiscal Years			Annual Percentage Change
	2012	2011	2010	2012/2011	2011/2010
	(in thousands, except percentages)
Interest income	$1,183	$2,473	$5,133	(52.2)%	(51.9)%
Foreign currency, net	126	(353)	(17)	*	*
Other	349	242	319	44.2%	(24.1)%

Total interest income and other	$1,658	$2,362	$5,435

*
Not meaningful.

        Interest income decreased by $1.3 million in 2012 from 2011 primarily due to lower average cash, cash equivalents and investment balances in 2012, combined with lower interest rates and yields on the investments.

        Interest income decreased by $2.7 million in 2011 from 2010 primarily due to lower cash, cash equivalents and investment balances, combined with lower interest rates and yields on the investments. The lower cash, cash equivalents and investment balances were due to the use of $164.4 million in cash during 2011 to extinguish the senior subordinated convertible notes, acquire Levitronix Medical for $110 million, and the repurchase of approximately $100 million of common stock in 2011.

Impairment on Investment

        In 2010 we recorded an impairment charge of $2.0 million for our entire investment in Acorn Cardiovascular, Inc., a start-up medical device company. The impairment charge was included in "Other income (expense)" in the consolidated statement of operations.

Income Taxes

        Our effective tax rate was 27.4% in 2012 compared to 35.1% in 2011. The decrease in the annual effective tax rate of 7.7 percentage points was primarily due to the higher proportionate impact of permanent differences as a result of lower pre-tax income and a greater percentage of earnings generated in lower-tax jurisdictions. The effect of these factors was partially offset by the delay in the passage of the American Taxpayer Relief Act of 2012, which prevented us from recognizing federal research and development credit benefits in 2012.

        On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012. The 2012 Taxpayer Relief Act extends the research tax credit for two years to December 31, 2013. The extension of the research tax credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the enactment after the Company's 2012 year end, we expect to recognize a benefit of approximately $1.2 million for qualifying amounts incurred in 2012. The benefit will be recognized in the period of enactment, which is the first quarter of 2013.

        Our effective tax rate was 35.1% in 2011 compared to 36.2% in 2010. This decrease in the annual effective tax rate of 1.1 percentage points was primarily due to a one-time reversal of tax reserves related to California research and development credit, valuation allowance recorded in 2010, and favorable return to provision adjustments. The effect of these factors was partially offset by lower tax-exempt income and the write-off of certain U.S. deferred tax assets in 2011.

Discontinued Operations

        We incurred a loss of $1.0 million in 2011 from discontinued operations as compared to a loss of $5.8 million during 2010. During 2011 we recorded a charge of $1.0 million ($1.8 million net loss, less an income tax benefit of $0.8 million) for ITC primarily related to post-close severance payments. In addition, we recorded a loss from the sale of ITC of $0.6 million in the 2010 period.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

        Consolidated working capital was $328.4 million as of December 29, 2012, compared with $294.0 million as of December 31, 2011. Included in working capital were cash, cash equivalents and short-term investments of $249.7 million at December 29, 2012 compared to $193.4 million as of December 31, 2011.

        Our cash, cash equivalents and investments balance is as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands)
Cash and cash equivalents	$101,322	$42,661	$56,887
Short-term available-for-sale investments	148,426	150,753	391,256
Long-term available-for-sale investments	10,607	16,090	21,379

Total cash and equivalents and available-for-sale investments	$260,355	$209,504	$469,522

        We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months.

Cash Flow Activities

        Following is a summary of our cash flow from operating, investing and financing activities:

	Fiscal Years
	2012	2011	2010
	(in thousands)
Cash provided by operating activities	$139,538	$110,711	$74,342
Cash provided by (used in) investing activities	(11,043)	126,267	(69,209)
Cash (used in) provided by financing activities	(70,192)	(252,051)	24,086
Effect of exchange rate changes on cash and cash equivalents	358	847	(119)

Net increase (decrease) in cash and cash equivalents	$58,661	$(14,226)	$29,100

Cash Provided by Operating Activities

        In 2012, cash provided by operating activities was $139.5 million consisting primarily of net income from continuing operations of $56.2 million and adjustments for non-cash items consisting of $19.7 million from depreciation and amortization, $50.2 million related to the impairment of purchased intangible assets, $21.7 million related to share-based compensation expenses, and a $3.4 million tax benefit related to the exercise of stock options. These non-cash contributions were partially offset by the decrease from excess tax benefits from share-based compensation of $3.2 million and the decrease of $27.3 million in our net deferred tax liability primarily related to the impairment of the purchased intangible assets discussed above. Changes in assets and liabilities provided additional cash of $17.0 million primarily due to the increase in accounts payable due to higher volume and higher incentive compensation as well as a decrease in inventory, offset by an increase in account receivables in the current year.

        In 2011, cash provided by operating activities was $110.7 million consisting primarily of net income from continuing operations of $72.6 million and adjustments for non-cash expenses relating to depreciation and amortization, including the amortization of intangible assets obtained from the Levitronix Medical acquisition. In addition, $2.8 million of non-cash interest expense and other, $16.1 million related to share-based compensation expenses, $1.8 million of tax benefit related to the exercise of stock options also contributed to the increase in cash provided by operating activities. These non-cash contributions were partially offset by a decrease of $1.7 million related to excess tax benefits from share-based compensation and a decrease of $3.1 million in our net deferred tax liability. Changes in assets and liabilities used additional cash of $0.4 million primarily due to the increase in inventory in anticipation of higher product sales, offset by a decrease in prepaid expenses and other assets, accounts payable due to timing of payments, accrued liabilities from the reduction in variable compensation related accrual, and lower income tax payable in the current year.

Cash (Used in) Provided by Investing Activities

        In 2012, cash used in investing activities was $11.0 million, as net sales and maturity of investments of $183.8 million, partially offset by the purchase of investments of $181.0 million, the use of $3.1 million for an acquisition of a business and $10.7 million for purchases of property, plant and equipment. The purchases of property, plant and equipment, related to leasehold improvements, furniture and fixtures, and equipment purchases to support our manufacturing facilities and administration growth.

        In 2011, cash provided by investing activities was $126.3 million, as net sales and maturity of investments of $524.3 million were partially offset by the purchase of investments of $281.8 million, $110.0 million cash payment to acquire Levitronix Medical, and purchases of property, plant and equipment of $6.2 million. The purchases of property, plant and equipment, related to leasehold improvements, furniture and fixtures, and equipment purchases to support our manufacturing facilities and administration growth.

Cash Used in Financing Activities

        In 2012, cash used in financing activities was $70.2 million, which was primarily comprised of $80.4 million used for repurchases of 1.8 million shares of our common stock under the stock repurchase programs authorized, $5.1 million used to repurchase vested restricted stock units and awards for settlement of income tax withholding liabilities, and the payment of contingent consideration of $1.5 million. These uses were partially offset by proceeds of $10.1 million related to stock option exercises, $3.5 million proceeds from stock issued under the employee stock purchase plan, and $3.2 million from excess tax benefits for share-based compensation.

        In 2011, cash used in financing activities was $252.1 million, which was primarily comprised of $164.4 million used to extinguish the senior subordinated convertible notes, $100.0 million used for repurchases of 3.5 million shares of our common stock under the stock repurchase program authorized, and $3.9 million used to repurchase vested restricted stock units and awards for settlement of income tax withholding liabilities. These uses were partially offset by proceeds of $11.5 million related to stock option exercises, $3.1 million proceeds from stock issued under the employee stock purchase plan, and $1.7 million from excess tax benefits for share-based compensation.

Stock Repurchase Program

        On November 26, 2012, our Board of Directors authorized the repurchase of up to $150 million of the Company's shares of common stock. As part of the authorization, the Company entered into an Accelerated Share Repurchase (ASR) agreement with J.P. Morgan, under which we agreed to repurchase an aggregate of $75.0 million of our common stock. Under the ASR Program, we paid $75.0 million and received an initial delivery of approximately 1.5 million shares, which represented 75% of the ASR Program's value at a price of $38.03 per share at the inception of the program. Shares representing the remaining 25% of the ASR Program's value will be delivered at maturity date of the program, which can be up to 4.5 months from the inception of the program, with the final number of shares to be repurchased based on the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. Under the terms of the ASR Program, at settlement, we could either receive additional shares from the counterparty or be required to deliver additional shares or cash, at our option, to the counterparty. The total number of shares ultimately repurchased will not be known until the calculation period ends and a final settlement occurs. As of December 29, 2012, $75.0 million is available for repurchases of shares of our common stock under the November 2012 program.

        The ASR Program was accounted for as two separate transactions: (i) as shares of common stock acquired in a share repurchase transaction and (ii) as a forward contract indexed to our own common stock. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR Program. We have determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification.

        On November 7, 2011 we announced that our Board of Directors had authorized the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the $100 million share repurchase program authorized by our Board of Directors on February 14, 2011 program ("February 2011 program") to November 4, 2012. During 2012, under this program and the November 2011 program, we paid an additional $5.4 million to repurchase 168,509 shares of our common stock. In each case, the repurchase of shares of our common stock under these programs has reduced the number of shares of our common stock. As of December 29, 2012, both of these programs had expired.

Off Balance Sheet Arrangements

Letter of Credit

        We maintain an Irrevocable Standby Letter of Credit as part of our workers' compensation insurance program. The Letter of Credit is not collateralized and automatically renews for a 12 month period on June 30th of each year, unless terminated by one of the parties. As of December 29, 2012, our Letter of Credit balance was approximately $0.8 million.

Credit Facility

        On December 19, 2011, we obtained an unsecured revolving credit facility that provides for up to $50 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants. We were in compliance with all covenants as of December 29, 2012. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of December 29, 2012, there were no borrowings under the revolver.

Contractual Obligations

        As of December 29, 2012, we had the following contractual obligations:

	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Operating lease obligations(a)	$23.5	$2.7	$2.2	$1.9	$1.8	$1.5	$13.4
Deferred compensation obligations(b)	4.4	4.4	—	—	—	—	—
Purchase obligations(c)	85.2	61.0	3.8	4.0	4.3	4.5	7.6

Total	$113.1	$68.1	$6.0	$5.9	$6.1	$6.0	$21.0

(a)
Our operating lease obligations of $23.5 million are comprised primarily of our various U.S. and Switzerland leased facilities.
(b)
Our deferred compensation obligations of $4.4 million are comprised of future distributions to plan participants.
(c)
Our purchase obligations include $59.1 million for open purchase orders and $26.1 million of supply agreements in effect at December 29, 2012.

        As of December 29, 2012, the liability for uncertain tax positions was $10.4 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our investment portfolio and cash equivalents that bear variable interest would have an immaterial impact to interest income, on the consolidated statements of operations, if interest rates would have fallen by 50 basis points. In addition, if interest rates rise, the market value of our investment portfolio may decline, which could result in a loss if we choose or are forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points, the change in our net unrealized loss on our short and long-term investments would be $1.0 million. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

        The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% change in the non-functional currency exchange rates as of December 29, 2012 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $10.0 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

Item 8.    Financial Statements and Supplementary Data

THORATEC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thoratec Corporation
Pleasanton, California

        We have audited the accompanying consolidated balance sheets of Thoratec Corporation and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thoratec Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 20, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thoratec Corporation
Pleasanton, California

        We have audited the internal control over financial reporting of Thoratec Corporation and its subsidiaries (the "Company") as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the fiscal year ended December 29, 2012 of the Company and our report dated February 20, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 20, 2013

THORATEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$101,322	$42,661
Short-term available-for-sale investments	148,426	150,753
Receivables, net of allowances of $2,127 in 2012 and $2,153 in 2011	70,471	59,292
Inventories	47,100	55,691
Deferred tax assets	10,626	10,116
Income tax receivable	11,950	12,112
Prepaid expenses and other assets	7,162	6,640

Total current assets	397,057	337,265
Property, plant and equipment, net	45,892	38,928
Goodwill	194,182	191,193
Purchased intangible assets, net	33,571	92,279
Long-term available-for-sale investments	10,607	16,090
Other long-term assets	17,055	5,233

Total Assets	$698,364	$680,988

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,959	$12,559
Accrued compensation	25,409	15,739
Contingent liabilities, current portion	4,220	1,518
Other accrued liabilities	19,098	13,418

Total current liabilities	68,686	43,234
Long-term deferred tax liability	2,780	20,429
Other long-term liabilities	12,323	10,823
Contingent liabilities, non-current portion (Notes 2 and 7)	17,832	22,052

Total Liabilities	101,621	96,538
Commitments and contingencies (Note 7)
Shareholders' equity:
Common shares: no par, authorized 100,000; issued and outstanding 57,584 in 2012 and 58,368 in 2011	—	—
Additional paid-in-capital	577,448	578,293
Retained earnings	34,364	24,190
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,141)	(1,664)
Cumulative translation adjustments	(13,928)	(16,369)

Total accumulated other comprehensive loss	(15,069)	(18,033)

Total Shareholders' Equity	596,743	584,450

Total Liabilities and Shareholders' Equity	$698,364	$680,988

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years
	2012	2011	2010
Product sales	$491,654	$422,713	$382,973
Cost of product sales, excluding impairment of intangible assets	150,037	135,062	132,434
Impairment of intangible assets	50,242	—	—

Gross profit	291,375	287,651	250,539

Operating expenses:
Selling, general and administrative	127,984	107,177	90,269
Research and development	87,729	66,314	58,831

Total operating expenses	215,713	173,491	149,100

Income from operations	75,662	114,160	101,439
Other income (expense):
Interest expense	(3)	(4,651)	(12,327)
Interest income and other	1,658	2,362	5,435
Impairment on investment	—	—	(2,000)

Income before taxes	77,317	111,871	92,547
Income tax expense	21,154	39,296	33,542

Net income from continuing operations	56,163	72,575	59,005
Net loss from discontinued operations	—	(1,031)	(5,839)

Net income	$56,163	$71,544	$53,166

Net income (loss) per common share—Basic:
Continuing operations	$0.96	$1.23	$1.02

Discontinued operations	—	$(0.02)	$(0.10)

Net income	$0.96	$1.21	$0.92

Net income (loss) per common share—Diluted:
Continuing operations	$0.94	$1.20	$0.99

Discontinued operations	—	$(0.01)	$(0.10)

Net income	$0.94	$1.19	$0.89

Shares used to compute net income per common share:
Basic	58,563	58,777	57,670
Diluted	59,580	62,524	59,071

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Years
	2012	2011	2010
Net income	$56,163	$71,544	$53,166
Unrealized gains (losses) on investments (net of taxes of $445, $3, $625, for 2012, 2011 and 2010, respectively)	523	(4)	(1,012)
Foreign currency translation adjustments (net of taxes of $926, $5,526, $0 for 2012, 2011, and 2010, respectively)	2,441	(14,004)	(1,044)

Total other comprehensive income (loss)	2,964	(14,008)	(2,056)

Comprehensive income	$59,127	$57,536	$51,110

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
BALANCE, JANUARY 2, 2010	57,043	$557,418	$(30,321)	$(1,969)	$525,128

Exercise of common stock options for cash	1,430	22,840			22,840
Issuance of common shares under Employee Stock Purchase Plan	140	3,431			3,431
Issuance of restricted stock units	250				—
Tax benefit related to employees' and directors' stock plans		11,235			11,235
Repurchase of common shares, net	(292)	(2,046)	(4,242)		(6,288)
Share-based compensation		17,025			17,025
Senior subordinated convertible notes extinguished		(3,121)			(3,121)
Unrealized loss on available-for-sale investments (net of taxes of $625)				(1,012)	(1,012)
Foreign currency translation adjustment				(1,044)	(1,044)
Net income			53,166		53,166

BALANCE, JANUARY 1, 2011	58,571	$606,782	$18,603	$(4,025)	$621,360

Exercise of common stock options for cash	687	11,486			11,486
Issuance of common shares under Employee Stock Purchase Plan	118	3,112			3,112
Issuance of restricted stock units	209				—
Tax benefit related to employees' and directors' stock plans		1,767			1,767
Repurchase of common shares, net	(3,615)	(37,925)	(65,957)		(103,882)
Share-based compensation		16,101			16,101
Issuance of common shares in connection with redemption and conversion of senior subordinated convertible notes	2,398	82,711			82,711
Reacquisition of equity component of senior subordinated convertible notes		(105,741)			(105,741)
Unrealized loss on available-for-sale investments (net of taxes of $3)				(4)	(4)
Foreign currency translation adjustment (net of tax of $5,526)				(14,004)	(14,004)
Net income			71,544		71,544

BALANCE, DECEMBER 31, 2011	58,368	$578,293	$24,190	$(18,033)	$584,450

Exercise of common stock options for cash	566	10,067			10,067
Issuance of common shares under Employee Stock Purchase Plan	119	3,508			3,508
Issuance of restricted stock units	327				—
Tax benefit related to employees' and directors' stock plans		3,388			3,388
Repurchase of common shares, net	(1,796)	(20,759)	(45,989)		(66,748)
Equity forward contract		(18,750)			(18,750)
Share-based compensation		21,701			21,701
Unrealized gain on available-for-sale investments (net of taxes of $445)				523	523
Foreign currency translation adjustment (net of tax of $926)				2,441	2,441
Net income			56,163		56,163

BALANCE, DECEMBER 29, 2012	57,584	$577,448	$34,364	$(15,069)	$596,743

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	2012	2011	2010
Cash flows from continuing operating activities:
Net Income	$56,163	$71,544	$53,166
Add back: loss from discontinued operations	—	1,031	5,839

Net income from continuing operations	56,163	72,575	59,005
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,688	18,235	16,503
Impairment of intangible assets	50,242	—	—
Investment premium amortization, net	2,209	3,505	5,135
Allowance (benefit) for bad debt	(92)	1,085	—
Loss on extinguishment of senior subordinated convertible notes	—	—	99
Non-cash interest income (expense) and other	(435)	269	395
Non-cash interest expense	—	2,815	8,420
Write-down on investment	—	—	2,000
Tax benefit related to stock options	3,388	1,767	11,235
Share-based compensation expense	21,692	16,062	12,654
Excess tax benefits from share-based compensation	(3,249)	(1,662)	(9,462)
Loss on disposal of assets	180	127	533
Change in deferred taxes, net	(27,277)	(3,073)	(7,981)
Changes in assets and liabilities (net of acquisition of business):
Receivables	(10,692)	(1,480)	(10,375)
Inventories	5,201	6,660	(18,929)
Other current and non-current assets	(302)	(2,108)	(954)
Accounts payable	6,343	(1,602)	7,336
Income taxes, net	2,243	4,828	(9,268)
Other current and non-current liabilities	14,236	(5,894)	7,639

Operating cash flows provided by continuing operations	139,538	112,109	73,985
Operating cash flows (used in) provided by discontinued operations	—	(1,398)	357

Cash provided by operating activities	139,538	110,711	74,342

Cash flows from continuing investing activities:
Purchases of available-for-sale investments	(181,045)	(281,832)	(572,252)
Sales and maturities of available-for-sale investments	183,767	524,287	456,653
Acquisition of a business, net of cash acquired	(3,050)	(109,975)	—
Loan collections	—	—	2,756
Purchases of intangibles	—	—	(1,414)
Purchases of property, plant and equipment	(10,715)	(6,213)	(4,249)

Net investing cash flows provided by (used in) continuing operations	(11,043)	126,267	(118,506)

Net investing cash flows provided by discontinued operations	—	—	49,297

Cash provided by (used in) investing activities	(11,043)	126,267	(69,209)

Cash flows from continuing financing activities:
Proceeds from stock option exercises	10,067	11,486	22,840
Proceeds from stock issued under employee stock purchase plan	3,508	3,112	3,431
Excess tax benefits from share-based compensation	3,249	1,662	9,462
Repurchase and retirement of common shares	(85,498)	(103,882)	(6,289)
Contingent consideration payment	(1,518)	—	—
Redemption of senior subordinated convertible notes	—	(164,429)	(5,358)

Cash (used in) provided by financing activities	(70,192)	(252,051)	24,086
Effect of exchange rate changes on cash and cash equivalents	358	847	(119)

Net increase (decrease) in cash and cash equivalents	58,661	(14,226)	29,100
Cash and cash equivalents at beginning of fiscal year	42,661	56,887	27,787

Cash and cash equivalents at end of fiscal year	$101,322	$42,661	$56,887

Supplemental disclosure of consolidated cash flow information:
Cash paid for income taxes	$42,890	$35,002	$38,396

Cash paid for interest	$3	$1,685	$3,386

Supplemental disclosure of consolidated non-cash investing and financing activities:
Extinguishment of senior subordinated convertible notes with issuance of common stock	$—	$82,711	$—

Transfers of equipment from inventory	$3,644	$2,064	$4,123

Purchases of property, plant and equipment through accounts payable and other accrued liabilities	$1,300	$345	$231

Acquisition of Levitronix Medical
Contingent consideration included in other accrued liabilities	$—	$1,518	$—

Contingent consideration included in contingent liabilities	$—	$22,052	$—

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

        We report on a 52-53 week fiscal year, which ends on the Saturday closest to December 31. The fiscal year ended January 1, 2011, ("Fiscal 2010") included 52 weeks, the fiscal year ended December 31, 2011, ("Fiscal 2011") included 52 weeks and the fiscal year ended December 29, 2012, ("Fiscal 2012") included 52 weeks. Our consolidated financial statements include our wholly owned subsidiaries: Thoratec LLC and Continuum Services, Inc., based in the United States, and Thoratec Europe Limited, based in the United Kingdom, and Thoratec Switzerland GmbH, based in Switzerland. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

        Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase, consisting of money market funds and/or municipal bonds. The fair value of these investments (which approximates cost) is classified at Level 1 or Level 2—refer to Note 3 for further discussion.

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

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

Fair Value Measurement

        The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets, which include auction rate securities, deferred compensation plan assets, and marketable equity securities are carried at fair value. Foreign exchange contracts are stated at fair value based on prevailing financial market information.

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

Valuation of Long-Lived Assets and Purchased Intangible Assets

        We evaluate the carrying value of long-lived assets, including purchased intangible assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long-lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that was used in the preparation of expected undiscounted cash flows. Product sales from our PVAD and IVAD product lines, collectively known as the Thoratec product line, were $29.5 million and $28.1 million in fiscals 2010 and 2011, respectively, and significantly declined to $19.0 million in fiscal 2012 as a result of recent changes in the market in which these products compete. Accordingly, we assessed for recovery the associated purchased intangible assets with their future undiscounted net cash flows in the fourth quarter of 2012. The comparison resulted in the existence of impairment, and accordingly the purchased intangible assets were written down to the fair value totaling $12.6 million, resulting in an impairment charge of $50.2 million. Refer to Note 6 for further information. No impairments of purchased intangible assets were identified during the fiscal years 2011 and 2010.

Goodwill

        We test goodwill for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves comparing the aggregate fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit as a whole. Goodwill is considered impaired, and an impairment charge is recorded, if the excess of the fair value of the reporting unit over the fair value of the net assets is less than the carrying value of goodwill. We found no impairment as a result of our fiscal 2012, 2011, and 2010 annual impairment reviews, as the fair value of our reporting unit was in excess of its carrying value.

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

        Accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance based on specific identification and historical write-off experience. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

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

        The changes in the warranty provision included in "Other accrued liabilities" on the consolidated balance sheets were as follows for the fiscal years:

	2012	2011	2010
	(in thousands)
Balance, beginning of the fiscal year	$2,452	$3,057	$1,706
Additions	1,492	1,922	6,127
Settlements	(1,732)	(2,527)	(4,776)

Balance, end of the fiscal year	$2,212	$2,452	$3,057

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

Advertising

        All advertising costs are expensed as incurred and are included in selling, general and administrative in the consolidated statements of operations. Advertising expenses were $5.9 million, $4.3 million, and $3.4 million for fiscal 2012, 2011, and 2010, respectively.

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

Share-Based Compensation

        Share-based compensation expense is measured based on the grant-date fair value of the share-based awards. We recognize share-based compensation expense for the portion of the award that is expected to vest over the requisite service period for those awards. We develop an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience. The estimated forfeiture rate is reassessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. In addition, expected volatility is based on a combination of historical volatility trends and market-based implied volatility. We use the Black-Scholes option pricing model as the method for determining the estimated grant-date fair value of stock options and purchase rights under the ESPP. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option's expected term and the price volatility of the underlying stock.

        For restricted stock units, share-based compensation expense is calculated based on the fair value of our stock at the grant date.

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

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

        We record uncertain tax positions in accordance with accounting standards on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.

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

Foreign Currency Translation

        All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in other comprehensive income. The functional currencies of our non-U.S. operations are generally designated in their respective local currencies. The period-end translation of the non-functional currency assets and liabilities at the period-end exchange rates result in foreign currency gains and losses, which are included in "interest income and other" in the consolidated statement of operations.

Letter of Credit

        We maintain an Irrevocable Standby Letter of Credit as part of our workers' compensation insurance program. The Letter of Credit is not collateralized. The Letter of Credit automatically renews on June 30 of each year, unless terminated by one of the parties. Our Letters of Credit balance was approximately $0.8 million, as of December 29, 2012 and December 31, 2011.

Note 2. Acquisition of Levitronix Medical

        On August 3, 2011, we acquired 100% of the medical business of Levitronix LLC ("Levitronix Medical") for an upfront cash payment of $110 million, plus additional cash earn-out amounts (not to exceed $40 million in aggregate) payable annually over the next four years contingent upon achievement of certain product revenue targets. The earn out is calculated based on 36% of sales from Levitronix Medical in excess of sales of approximately $24 million per year over the next four years commencing from the date of acquisition. The fair value of the contingent consideration is calculated using the income approach, utilizing various revenue assumptions and applying a probability to each outcome. By applying this method, the estimated undiscounted range of outcomes was from $9.7 million to $37.4 million. The fair value of the contingent consideration as of the acquisition date was estimated and recorded at $23.6 million. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded within operating expense within our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. In 2012, we paid $1.5 million of the contingent consideration. As of December 29, 2012, the estimated fair value of the remaining contingent consideration was $22.1 million.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition of Levitronix Medical (Continued)

        Prior to the acquisition, we distributed and provided clinical support for the CentriMag in the U.S., under an agreement that would have expired at the end of 2011. We also collaborated on the development of the fully magnetically levitated motor technology employed in the HeartMate III left ventricular assist system, which is currently in preclinical testing. This acquisition allowed us to acquire the CentriMag product line and secure completely the fully magnetically levitated patented technology related to the HeartMate III.

        In accordance with accounting standards for business combinations, we accounted for the acquisition of Levitronix Medical under the acquisition method. Under the acquisition method, the assets and liabilities assumed at the date of acquisition are recorded in the consolidated financial statements at their respective fair values at the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $113.0 million. Levitronix Medical's results of operations are included in the consolidated financial statements from the date of acquisition.

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

Note 2. Acquisition of Levitronix Medical (Continued)

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

        In accordance with accounting for business combinations, we expensed $3.6 million in fiscal 2011 for all legal, consulting and other costs directly related to the acquisition and have recorded these costs as a component of selling, general and administrative expenses. Accounts receivable, net of allowance for doubtful accounts and other liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. The fair value of the inventory was derived from model-based valuations for which all significant inputs and value drivers are observable directly or indirectly ("Level 2 inputs"). The fair value of the non-financial assets, summarized above, were derived from significant unobservable inputs ("Level 3 inputs") determined by management based on market analysis, income analysis and discounted cash flow model. The fair value of fixed assets was determined using market data for similar assets. The fair value of purchased identifiable intangible assets was determined using our discounted cash flow models from income projections prepared by management, using weighted average cost of capital plus a 1% premium. The fair value of contingent earn-out liability was determined using discounted cash flow models for five revenue scenarios, which include a base case, most likely scenario, two scenarios that incorporate the likelihood of achieving lower revenues than estimated than the base case, and two scenarios that incorporate the likelihood of achieving higher revenues than the estimated base case. To calculate the fair value of the contingent liability, the probability of the discounted fair value of each scenario was weighted.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition of Levitronix Medical (Continued)

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

Note 2. Acquisition of Levitronix Medical (Continued)

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

  •
  Fair value adjustment related to inventory of $4.1 million, of which $3.6 million were sold from the acquisition date to December 31, 2011, and thus excluded from the 2011 pro forma results above. The 2010 pro forma includes the entire $4.1 million as if the inventory as of the acquisition date was entirely sold in the 2010 period.

  •
  Intercompany revenues are excluded from the pro forma consolidated results of operations as if Levitronix operations are consolidated at the beginning of fiscal 2010.

        Pro forma adjustments are tax-effected using our effective tax rate for each respective fiscal year.

Note 3. Fair Value Measurements and Fair Value of Financial Instruments

        Our financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, certificate of deposits, municipal and corporate bonds, commercial paper, variable demand notes, auction rate securities, derivative contracts, certain investments held as assets under the deferred compensation plan, marketable equity securities, and the contingent consideration in connection with the Levitronix Medical acquisition. The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

        Level 1: Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access

        Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves

        Level 3: Inputs that are unobservable data points that are not corroborated by market data

        We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, and Level 3 during fiscal 2012, 2011, and 2010.

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
	(in thousands)
As of December 29, 2012:
Assets
Cash equivalents:
Money market funds	$59,230	$59,230	$—	$—
Commercial paper	4,998	—	4,998	—
Municipal bonds	3,045	—	3,045	—
Corporate bonds	380	—	380	—
Short-term investments:
Municipal bonds	107,533	—	107,533	—
Variable demand notes	21,330	—	21,330	—
Corporate bonds	12,258	—	12,258	—
Commercial paper	5,299	—	5,299	—
Certificate of deposit	2,006	—	2,006	—
Prepaid expenses and other assets:
Foreign exchange contracts	16	—	16	—
Long-term investments:
Auction rate securities	10,607	—	—	10,607
Other long-term assets:
Investments included in our deferred compensation plan	1,731	—	1,731	—
Marketable equity securities	2,602	2,602	—	—
Other accrued liabilities
Foreign exchange contracts	380	—	380	—
Contingent consideration (current and long-term portions)	$22,052	$—	$—	$22,052

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2011:
Assets
Cash equivalents:
Money market funds	$37,986	$37,986	$—	$—
Short-term investments:
Municipal bonds	97,560	—	97,560	—
Variable demand notes	48,800	—	48,800	—
Corporate bonds	4,393	—	4,393	—
Prepaid expenses and other assets:
Foreign exchange contracts	674	—	674	—
Long-term investments:
Auction rate securities	16,090	—	—	16,090
Other long-term assets:
Investments included in our deferred compensation plan	2,171	—	2,171	—
Liabilities
Contingent consideration (current and long-term portions)	$23,570	$—	$—	$23,570

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

        Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets include the auction rate securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The auction rate securities were valued using a discounted cash-flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of auction rate securities. In addition, Level 3 financial liabilities include the contingent consideration related to the acquisition of Levitronix Medical—Refer to Note 2 for additional information.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 29, 2012:
Short-term investments:
Municipal bonds	$107,416	$136	$(19)	$107,533
Variable demand notes	21,330	—	—	21,330
Corporate bonds	12,244	17	(3)	12,258
Commercial paper	5,298	1	—	5,299
Certificate of deposit	2,000	6	—	2,006

Total short-term investments	$148,288	$160	$(22)	$148,426

Long-term investments:
Auction rate securities	$11,900	$—	$(1,293)	$10,607
Other long-term assets:
Marketable equity securities(A)	2,996	—	(394)	2,602

Total long-term	$14,896	$—	$(1,687)	$13,209

As of December 31, 2011:
Short-term investments:
Municipal bonds	$97,406	$160	$(6)	$97,560
Variable demand notes	48,800	—	—	48,800
Corporate bonds	4,398	1	(7)	4,393

Total short-term investments	$150,604	$161	$(13)	$150,753

Long-term investments:
Auction rate securities	$18,900	$—	$(2,810)	$16,090

(A)
As of December 29, 2012, our available-for-sale equity securities have been in a continuous loss position less than 12 months.

        As of December 29, 2012, we owned approximately $11.9 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between AAA and A. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to thirty-five days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        As of December 29, 2012, we had recorded an estimated cumulative unrealized loss of $1.3 million ($0.8 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within the consolidated shareholders' equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as "temporary" or "other-than-temporary" and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). Our auction rate securities are classified as long-term and are valued at $10.6 million using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. In fiscal 2012, we liquidated at par value $7.0 million of our auction rate securities.

        If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge to earnings on these investments. It could conceivably take until the final maturity of the underlying notes (up to 35 years) to realize the investments' fair value.

        Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments. The underlying mutual fund investments are deemed trading securities. The mutual fund investments' fair value and the cash surrender value of our corporate-owned life insurance policies are classified in the consolidated balance sheets in "Other long-term assets." The aggregate value of our deferred compensation plan assets as of December 29, 2012 and December 31, 2011 was as follows:

	December 29, 2012	December 31, 2011
	(in thousands)
Deferred compensation plan	$4,225	$3,763

        The unrealized gain before tax from the change in the value of the deferred compensation plan was $0.4 million, $0.2 million, and $0.4 million in fiscal 2012, 2011 and 2010, respectively.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows:

	Amortized Cost	Fair Value
	(in thousands)
As of December 29, 2012:
Maturing within 1 year	$107,621	$107,665
Maturing after 1 year through 5 years	40,667	40,761

Short-term available-for-sale investments	148,288	148,426
Maturing after 5 years	11,900	10,607

	$160,188	$159,033

As of December 31, 2011:
Maturing within 1 year	$128,602	$128,744
Maturing after 1 year through 5 years	22,002	22,009

Short-term available-for-sale investments	150,604	150,753
Maturing after 5 years	18,900	16,090

	$169,504	$166,843

        The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the auction rate securities for 2012 and 2011:

	Auction rate securities
	2012	2011
	(in thousands)
Balance, beginning of the fiscal year	$16,090	$21,379
Settlements at par	(7,000)	(5,800)
Total unrealized gains included in other comprehensive income (loss)	1,517	511

Balance, end of the fiscal year	$10,607	$16,090

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

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of contingent consideration (current and long-term portions) for fiscal 2012 and 2011:

	Contingent consideration
	2012	2011
	(in thousands)
Balance, beginning of the fiscal year	$23,570	$—
Additions (See Note 2)	—	23,570
Payments	(1,518)	—
Change in fair value	—	—

Balance, end of the fiscal year	$22,052	$23,570

        The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of December 29, 2012:

	Fair Value at December 29, 2012 (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Auction rate securities	$10,607	Discounted cash flow	Discount rate	0.72% (0.72%)
			Market credit spread	3.34% (0.45% - 4.18%)
			Liquidity factor	0.09% (0.09%)
Contingent consideration	$22,052	Multiple outcome discounted cash flow	Annual Revenue	$38.9 million ($25.7 million to $46.0 million)
			Discount rate	1.08% (0.77% - 1.45%)
			Probability of occurrence	20% (5% - 50%)

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

        The fair value of the contingent consideration is calculated on a quarterly basis by management based on a collaborative effort of our operation, finance and accounting groups. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue targets as compared to initial projections, the impact of market competition, and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the condensed consolidated statement of operations. No adjustments were made for the fiscal year ended December 29, 2012.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

        Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment annually or when indicators of impairment exist. In fiscal 2012, we recorded an impairment charge of $50.2 million for certain intangible assets used in connection with our PVAD and IVAD product line, refer to Note 6 for further information. An impairment charge for non-financial assets was not recorded in fiscal 2011 or 2010. Non-financial assets such as identified intangibles acquired in connection with the Levitronix Medical acquisition during fiscal 2011 are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation.

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

        Total gross notional amounts for outstanding derivatives instruments were as follows at the end of the fiscal year:

	2012	2011
Forward contracts:
Euro (sell)	€13.9 million	€9.6 million
British Pound Sterling (sell)	£1.8 million	£0.8 million
U.S. Dollar (sell)	$5.3 million	$3.6 million
U.S. Dollar (buy)	$73.5 million	$76.2 million
U.S. Dollar (buy)	$—	$9.1 million

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Foreign Exchange Instruments (Continued)

        The following table shows the derivative instruments measured at gross fair value reported under the caption of "Prepaid expenses and other assets" and "Other accrued liabilities" on the consolidated balance sheets as of the end of the fiscal year:

	December 29, 2012
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$16	$380

	December 31, 2011
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$674	$—

        The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses, which were included in "Interest income and other" in the consolidated statements of operations in fiscal years 2012, 2011, and 2010:

	2012	2011	2010
	(in thousands)
Foreign currency exchange gain (loss) on foreign contracts	$(1,921)	$305	$744
Foreign currency transactions gain (loss)	$2,046	$(657)	$(761)

Note 5. Balance Sheet Information

        The following tables provide details of selected consolidated balance sheets items as of the end of the fiscal year:

        Inventories consisted of the following at the end of each fiscal year:

	2012	2011
	(in thousands)
Finished goods	$15,087	$20,911
Work-in-process	11,020	11,296
Raw materials	20,993	23,484

Total	$47,100	$55,691

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Balance Sheet Information (Continued)

        Property, plant and equipment, net consisted of the following at the end of each fiscal year:

	2012	2011
	(in thousands)
Land, building and improvements	$20,543	$20,116
Equipment and capitalized software	46,290	38,829
Furniture and leasehold improvements	20,933	23,406

Total property, plant and equipment	87,766	82,351
Less accumulated depreciation and amortization	(41,874)	(43,423)

Total property, plant and equipment, net	$45,892	$38,928

        Depreciation expense in fiscal years 2012, 2011 and 2010 was $8.6 million, $8.5 million, and $6.7 million, respectively.

Note 6. Goodwill and Purchased Intangible Assets, net

        The carrying amount of goodwill and the changes in those balances of each fiscal year are as follows:

	2012	2011
	(in thousands)
Balance, beginning of the fiscal year	$191,193	$95,015
Goodwill additions	690	113,034
Foreign currency translation impact	2,299	(16,856)

Balance, end of fiscal year	$194,182	$191,193

        In August 2011, we recorded goodwill of $113.0 million related to the Levitronix Medical acquisition. From the date of such acquisition to December 31, 2011, the majority of the goodwill was deductible for U.S. tax purposes, but non-deductible for foreign tax purposes. Refer to Note 2 for additional information.

        In November 2012, we acquired certain assets from CFK Cardiac Technologies LLC. This acquisition qualified as a business combination under the accounting standards and was integrated into our existing operating segment: Cardiovascular group. Through this acquisition, we will be able to manage the ongoing provision of driveline dressing supplies and replacement accessories for patients living on HeartMate II support after discharge from the hospital. Total purchase price consideration was $3.35 million. We recorded $0.3 million to tangible assets acquired, $2.4 million to identifiable intangible assets (weighted average life of approximately 5 years), and $0.7 million to goodwill, which is deductible for U.S. tax purposes. Acquisition related costs were not significant.

        Based on our annual impairment review in the fourth quarter of fiscal 2012, 2011, and 2010, we concluded that goodwill was not impaired in any of the years presented.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Goodwill and Purchased Intangible Assets, net (Continued)

        Intangibles (net of accumulated amortization and impairment) were as follows:

	As of December 29, 2012
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Patents and trademarks	$43,475	$(33,463)	$—	$10,012
Core technology	37,180	(21,388)	(12,642)	3,150
Developed technology	127,940	(76,379)	(37,600)	13,961
Pre-existing license agreement	2,300	(465)	—	1,835
Customer based relationships and other	6,578	(2,220)	—	4,358

	217,473	(133,915)	(50,242)	33,316

Foreign currency translation impact	255	—	—	255

Total purchased intangible assets	$217,728	$(133,915)	$(50,242)	$33,571

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Patents and trademarks	$43,531	$(31,836)	$11,695
Core technology	37,180	(19,445)	17,735
Developed technology	128,072	(69,262)	58,810
Pre-existing license agreement	2,300	(145)	2,155
Customer based relationships and other	4,270	(493)	3,777

	215,353	(121,181)	94,172

Foreign currency translation impact	(1,893)	—	(1,893)

Total purchased intangible assets	$213,460	$(121,181)	$92,279

        In February 2001, we merged with Thermo Cardiosystems, Inc. The components of identifiable intangible assets totaled $207.0 million, which included patents and trademarks, core technology, and developed technology (collectively referred to as the "PVAD and IVAD intangible assets"). During the fourth quarter of 2012, we determined that the downward trend in sales of the PVAD and IVAD product lines (collectively known as he Thoratec product line) for the first three quarters of the year which fell short of the forecast established at the beginning of the year, should be expected to continue due primarily to 1) earlier treatment of heart failure patients with implantable ventricular assist devices as more clinicians are aware and willing to implant a Left Ventricular Assist Device ("LVAD"), 2) an expanded range of competing therapies, 3) the continued evolution of products, including Heartmate II and Centrimag, and 4) increased usage of other competitive VADs providing biventricular support for the heart. Consequently, we determined that sufficient indicators of potential impairment existed to require an impairment assessment of our PVAD and IVAD intangible assets. These indicators included the recent business trends of the Thoratec product line, coupled with recent changes in the competitive market landscape which we believe contributed to the significant decline in sales in 2012, from approximately $29.5 million and $28.1 million in fiscals 2010 and 2011, respectively, to $19.0 million in fiscal 2012. The fair value was based on the individual discounted cash flows of "Core technology" and "Developed technology" intangible asset categories within PVAD and IVAD. The decline in the fair value of these intangible assets resulted from lower projected revenue and profitability levels. The comparison between the undiscounted cash flows and the carrying value of the intangible assets resulted in the existence of impairment. Accordingly, the PVAD and IVAD intangible assets were written down to $12.6 million, resulting in an impairment charge of $50.2 million. The impairment charge of $50.2 million was reported in a separate line "Impairment of intangible assets" used in determining gross profit on the consolidated statement of operations for the fiscal year ended December 29, 2012, given that the amortization of these intangible assets is recorded to cost of product sales.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Goodwill and Purchased Intangible Assets, net (Continued)

        Key assumptions used to determine the fair value of the PVAD and IVAD intangible assets, based on level 3 fair value hierarchy, were: expected cash flow for the period from 2013 to 2017, which was based on management's best estimate of a market participant's after-tax weighted average cost of capital. If the discount rate applied in the Company's analysis had been 100 basis points higher than estimated, the resulting impact on the intangible impairment charge would not have been material. Changes in the judgments and estimates underlying our analysis of intangible assets for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of these intangible assets in the future and could result in an additional impairment charge.

        There was no indication of potential impairment of the other purchased intangible assets. We have no intangible assets with indefinite lives. Amortization expense related to identifiable intangible assets was $11.1 million, $9.7 million, and $9.8 million in fiscal 2012, 2011, and 2010, respectively.

        Patents and trademarks have remaining useful lives ranging from six to nine years, core and developed technology assets have remaining useful lives ranging from two to nine years, pre-existing license agreements have remaining useful lives of six years, and customer-based relationships have remaining lives of two to seven years.

        Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

(in thousands)
Fiscal year:
2013	$10,623
2014	6,674
2015	4,580
2016	3,353
2017	2,554
Thereafter	5,787

Total	$33,571

Note 7. Commitments and Contingencies

Legal Proceedings

        From time-to-time we are involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain.

Contingent Consideration

        In August 2011, we acquired Levitronix Medical using a combination of cash and post-acquisition earn-out payments. The earn-out payments are payable annually over the next four years, calculated based on 36% of sales from Levitronix Medical in excess of approximately $24.0 million per year. Each annual earn-out payment is contingent upon results of operations. As of December 29, 2012, the fair value of the contingent consideration was $22.1 million.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Commitments and Contingencies (Continued)

Leases

        We lease certain manufacturing, office, research facilities, and equipment under operating leases that expire at various times, the longest of which expires on September 1, 2027. Future minimum lease payments for the next five years and thereafter are as follows:

(in thousands)
Fiscal year ended:
2013	$2,656
2014	2,191
2015	1,954
2016	1,764
2017	1,550
Thereafter	13,358

Total	$23,473

        Rent expense for all operating leases for fiscal 2012, 2011, and 2010 was $2.9 million, $2.2 million, and $1.9 million, respectively.

Commitments

        We have purchase order commitments, including both supply and inventory related agreements, totaling approximately $85.2 million and $77.4 million as of December 29, 2012, and December 31, 2011, respectively.

        We enter into standard indemnification provisions with many of our customers and certain other business partners in the ordinary course of business. These provisions include obligations to indemnify the customers, distributors and certain vendors against any claim brought by a third party to the extent any such claim alleges that our products infringe an intellectual property right of a third party, that the use of our products caused injury or death, or that our products were defective, in each case subject to certain limitations, including that the products be used in strict accordance with their FDA approved labeling. The maximum potential amount of future payments we could be required to make under these indemnification obligations is not estimable. However, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification obligations. No material claims for such indemnification were outstanding as of December 29, 2012. We have not recorded any liabilities for these indemnification obligations as of December 29, 2012, and December 31, 2011.

Note 8. Debt and Other Financing Arrangements

Senior Subordinated Convertible Notes (retired in May 2011)

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

        Holders could have required us to repurchase all or a portion of their senior subordinated convertible notes on each of May 16, 2011, 2014, 2019, 2024, and 2029 at a repurchase price equal to 100% of the issue price, plus accrued original issue discount, if any. On March 31, 2011, pursuant to our rights under the terms of the Notes we gave notice of our intention to redeem all of our outstanding senior subordinated convertible notes on May 17, 2011. During the second quarter of 2011, prior to or on May 16, 2011, bondholders converted 243,367 bonds, and we elected to pay $164.4 million in cash and issue 2,397,535 shares with an estimated fair value at conversion of $82.7 million. In addition, on May 17, 2011, we redeemed the remaining outstanding 15 bonds for cash. We accounted for the extinguishment in accordance with ASC 470-20, Debt, and there was no gain or loss reported for the fiscal year ended December 31, 2011. The difference of $105.7 million between the fair value of the aggregate consideration paid of $247.1 million and the face value of the senior subordinated convertible notes of $141.4 million was recorded to additional paid-in-capital.

        In accordance with accounting standards for certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, we recorded the long-term debt and equity components on the senior subordinated convertible notes separately. This accounting pronouncement increased interest expense associated with our senior subordinated convertible notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (2.375% per year) of the senior subordinated convertible notes and the effective interest rate on debt borrowing (9% per year). The discount, which represents the non-cash interest expense, classified as interest expense on the consolidated statements of operations, was being amortized to interest expense over a seven-year period ending May 16, 2011 (the expected life of the liability component) using the effective interest method. Additionally, we allocated transaction costs on the same percentage as the liability and equity component, such that a portion of the deferred debt issuance costs was allocated to the liability component to be amortized using the effective interest method until May 16, 2011, and the equity component to be included in additional paid-in-capital.

        Interest expense primarily includes interest and amortization of discount related to senior subordinated convertible notes as follows:

	Fiscal Years
	2012	2011	2010
	(in thousands)
Interest expense—cash component	$—	$1,259	$3,379
Interest expense—non-cash component	—	3,127	8,842

Credit Facility

        On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants. We were in compliance with all covenants as of December 29, 2012. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of December 29, 2012, there were no borrowings under this credit facility.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share-Based Compensation

        Our Board of Directors authorized the 2006 Incentive Stock Plan (the "2006 Plan"). The 2006 Plan was last amended in May 2012. Participation in the 2006 Plan is limited to employees, directors, and consultants. Shares reserved for future issuance under the 2006 Plan may be used for grants of stock options ("options"), restricted stock units ("RSUs"), and other types of awards. Options granted under the 2006 Plan are either incentive or nonqualified stock options and generally become exercisable in increments over a period of four years from the date of grant and expire generally ten years from the grant date. RSAs and RSUs generally vest over a four-year period.

        The Board of Directors authorizes the granting of options, RSUs and other type of awards, and determines the employees and consultants to whom options, RSUs, or other awards are to be granted, the number of shares, term, vesting schedule and other terms and conditions of the options, RSUs or other stock awards. The exercise prices of the options shall not be less than the fair market value of common stock on the date of grant. The fair value of RSUs granted was determined based on the number of RSUs granted and the quoted price of our common stock on the date of grant. As of December 29, 2012, 4.8 million shares remained available for grant under the 2006 Plan.

        Additionally, we sponsor the Employee Stock Purchase Plan (the "ESPP") in which eligible employees may contribute up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period. During fiscal 2012, approximately 119,032 shares of common stock were issued under the ESPP. As of December 29, 2012, approximately 422,943 shares remained available for issuance under this plan.

        Share-based compensation expense and related share award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

        Share-based compensation consists of the following:

	Fiscal Years
	2012	2011	2010
	(in thousands)
Cost of product sales	$2,130	$1,543	$1,262
Selling, general and administrative	13,235	10,387	8,064
Research and development	6,327	4,171	3,328

Total share-based compensation expense before taxes	21,692	16,101	12,654
Tax benefit for share-based compensation expense	8,501	5,688	4,649

Total share-based compensation expense—continuing operations (net of taxes)	$13,191	$10,413	$8,005

Total share-based compensation expense—discontinued operations (net of taxes)	$—	$—	$2,203

        Share-based compensation costs of $0.2 million, $0.4 million and $0.3 million was capitalized to inventory as of December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

        We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. The excess tax benefits (i.e., windfalls only for tax deductions in excess of the share-based compensation expense recognized) are reported as financing cash flows of $3.2 million, $1.7 million and $9.5 million for fiscal 2012, 2011, and 2010, respectively, on the consolidated statements of cash flows.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share-Based Compensation (Continued)

        Cash proceeds from the exercise of stock options were $10.1 million, $11.5 million, and $22.8 million for fiscal 2012, 2011, and 2010, respectively. Cash proceeds from our employee stock purchase plan were $3.5 million, $3.1 million, and $3.4 million for fiscal 2012, 2011, and 2010, respectively. The actual income tax benefit realized from stock option exercises was $3.4 million, $1.8 million, and $11.2 million for fiscal 2012, 2011, and 2010, respectively.

Stock Options

        The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Fiscal Years
	2012	2011	2010
Risk-free interest rate	1.40%	2.71%	2.95%
Expected volatility	43%	44%	40%
Expected option life	4.76 - 5.84 years	4.69 - 5.33 years	4.87 - 5.89 years
Dividends	None	None	None

Determining Fair Value for Options

  •
  Valuation and amortization method—We estimate the fair value of stock options granted using the Black-Scholes-option-pricing formula. This fair value is then amortized over the requisite service periods of the awards.

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

  •
  Expected Volatility—Our expected volatility was based on a combination of historical volatility trends and market-based implied volatility because we determined that this combination of historical volatility trends and market-based implied trends is reflective of market conditions. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options.

  •
  Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

  •
  Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share-Based Compensation (Continued)

        Option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding as of January 2, 2010 (2,687 exercisable at $16.17 weighted average price per share)	3,857	$17.29	5.60
Granted	482	30.47
Cancelled and expired	(215)	24.10
Exercised	(1,430)	15.97

Outstanding as of January 1, 2011 (1,883 exercisable at $17.60 weighted average price per share)	2,694	$19.81	5.05
Granted	643	27.72
Cancelled and expired	(112)	24.11
Exercised	(687)	16.72

Outstanding as of December 31, 2011 (1,484 exercisable at $19.04 weighted average price per share)	2,538	$22.46	5.96
Granted	602	33.74
Cancelled and expired	(76)	31.13
Exercised	(566)	17.78

Outstanding as of December 29, 2012	2,498	25.98	6.27

        As of December 29, 2012, there was $7.0 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options, which we expect to recognize over a weighted average period of 1.35 years. The aggregate intrinsic value of in-the-money options outstanding as of December 29, 2012 was $27.8 million. The total intrinsic value of options exercised during fiscal 2012, 2011, and 2010 was $10.0 million, $8.1 million and $33.1 million, respectively. The weighted average grant-date fair value of options granted during fiscal 2012, 2011, and 2010 was $14.99 per share, $13.53 per share and $12.80 per share, respectively.

        The following table summarizes outstanding options that have vested or expected to vest and are exercisable as of December 29, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Price
	(in thousands)		(in years)	(in millions)
Vested or expected to vest	2,436	$25.83	6.2	$27.5
Exercisable	1,265	$21.29	4.1	$20.0

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share-Based Compensation (Continued)

        Options outstanding as of December 29, 2012 are summarized as follows:

	Options Outstanding			Options Exercisable
	(in thousands, except contractual life and exercise price)
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$8.52 - $20.34	552	3.08	$16.04	552	$16.04
$20.60 - $23.93	537	3.91	$23.63	484	$23.59
$24.35 - $29.81	754	7.80	$28.16	210	28.53
$29.85 - $33.16	106	9.02	$31.76	11	$32.18
$33.99 - 44.79	549	9.16	$34.19	8	$39.91

	2,498	6.27	$25.98	1,265	$21.29

Restricted Stock Units

        As of December 29, 2012, we had $32.1 million of unrecognized compensation expense, net of estimated forfeitures, which we expect to recognize over a weighted average period of 2.43 years. The aggregate intrinsic value of the RSUs outstanding was $54.2 million.

        RSU activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract (in Years)
Outstanding units as of January 2, 2010	463	24.17	3.12
Granted	718	31.47
Released	(250)	28.89
Forfeited or expired	(243)	27.61

Outstanding units as of January 1, 2011	688	28.86	1.53
Granted	736	28.73
Released	(209)	28.25
Forfeited or expired	(64)	27.94

Outstanding units as of December 31, 2011	1,151	28.88	1.50
Granted	730	34.22
Released	(327)	28.54
Forfeited or expired	(92)	30.74

Outstanding units as of December 29, 2012	1,462	31.52	1.37

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share-Based Compensation (Continued)

Employee Stock Purchase Plan

        The estimated subscription date fair value of the offering under the ESPP for each fiscal year 2012, 2011 and 2010 were approximately $0.6 million as calculated using the Black-Scholes option pricing model and the following assumptions:

	Fiscal Years
	2012	2011	2010
Risk-free interest rate	0.15%	0.05%	0.16%
Expected volatility	39%	36%	46%
Expected option life	0.50 years	0.50 years	0.50 years
Dividends	None	None	None

        As of December 29, 2012, there was approximately $0.4 million of unrecognized compensation expense related to ESPP subscriptions that began on November 1, 2012, which amount we expect to recognize during the first four months of 2013.

Note 10. Common and Preferred Stock

        We authorized 100 million shares of no par common stock, and 2.5 million shares of no par preferred stock, of which 540,541 shares have been designated Series A, 500,000 shares have been designated Series B and 100,000 shares have been designated Series RP.

        The Series A preferred stock is entitled to cumulative annual dividends of $1.30 per share and has a liquidation preference of $9.25 per share plus cumulative unpaid dividends. We may redeem the Series A preferred stock at any time for its liquidation preference. Each share of Series A preferred stock is convertible into one-third of a share of common stock, after adjusting for earned but unpaid dividends. As of December 29, 2012, no shares of Series A preferred stock were outstanding.

        The Series B preferred stock is senior to the Series A in all preferences. The Series B preferred stock is entitled to cumulative annual dividends of $0.96 per share and has a liquidation preference of $8.00 per share plus cumulative unpaid dividends. The Series B preferred stock is redeemable by us five years after its issuance for its liquidation preference. Each share of Series B preferred stock is convertible at any time into three and one-third shares of common stock and has certain anti-dilution provisions. Series B preferred shares vote on an as-converted basis. As of December 29, 2012, no shares of Series B preferred stock were outstanding.

        On November 7, 2011 we announced that our Board of Directors authorized a new program ("November 2011 program") for the repurchase of up to $50 million worth of shares of our common stock. Additionally, the Board of Directors extended the expiration date for the $50 million remaining under the $100 million share repurchase program authorized by our Board of Directors on February 14, 2011 ("February 2011 program and collectively with the November 2011 program, referred to as "the 2011 programs") to November 4, 2012. In 2012, under the 2011 programs, we paid an additional $5.4 million to repurchase 168,509 shares of our common stock. In each case, the repurchase of shares of our common stock under these programs has reduced the number of shares of our common stock. The 2011 programs expired on November 4, 2012.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Common and Preferred Stock (Continued)

        On November 26, 2012, our Board of Directors authorized the repurchase of up to $150 million of the Company's shares of common stock. As part of the authorization, the Company entered into an Accelerated Share Repurchase (ASR) agreement with J.P. Morgan, under which we agreed to repurchase an aggregate of $75.0 million of our common stock. Under the ASR Program, we paid $75.0 million and received an initial delivery of approximately 1.5 million shares, which represented 75% of the ASR Program's value at a price of $38.03 per share at the inception of the program. Shares representing the remaining 25% of the ASR Program's value will be delivered at maturity date of the program, which can be up to 4.5 months from the inception of the program, with the final number of shares to be repurchased based on the volume-weighted average price (VWAP) of our common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. Under the terms of the ASR Program, at settlement, we could either receive additional shares from the counterparty or be required to deliver additional shares or cash, at our option, to the counterparty. The total number of shares ultimately repurchased will not be known until the calculation period ends and a final settlement occurs. As of December 29, 2012, $75.0 million is available for repurchases of shares of our common stock under the November 2012 program.

        The ASR Program was accounted for as two separate transactions: (i) as shares of common stock acquired in a share repurchase transaction and (ii) as a forward contract indexed to our own common stock. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR Program. We have determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification. We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $56.2 million of shares repurchased by reducing the additional-paid-in capital balance based on the average-issuance price per share of all shares outstanding prior to the repurchase with the excess allocated to retained earnings. Based on this allocation, additional-paid-in capital decreased by $17.1 million and retained earnings decreased by $39.1 million in the consolidated statement of shareholders' equity. The remaining balance of $18.8 million was recorded as an equity forward contract, which is included in Additional Paid-in Capital in the accompanying consolidated balance sheet as of December 29, 2012.

Note 11. Retirement Savings Plans

        Substantially all of our U.S. employees are eligible to participate in a 401(k) retirement savings plan (the "Retirement Plan"). Under the Retirement Plan, employees may elect to contribute up to 100% of their eligible compensation to the Retirement Plan with the Company making discretionary matching contributions, subject to certain IRS limitations. During fiscal 2010 to 2012, the matching contribution was 50%, up to the first 6% of eligible employee plan contribution. Employees vest in the matching contribution at the rate of 25% per year, with full vesting after four years of service with us. In fiscal 2012, 2011 and 2010, we made matching contributions of approximately $2.0 million, $1.7 million and $1.4 million, respectively.

        In 2004, we established a non-qualified, unfunded deferred compensation plan for certain management employees and our Board of Directors. Amounts deferred and contributed under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. The liability for compensation deferred under this plan was $4.4 million and $3.7 million at December 29, 2012, and December 31, 2011, respectively, and is included in "Other long-term liabilities" on our consolidated balance sheets. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investments that offset a substantial portion of the Company's exposure. The cash surrender value of these corporate owned life insurance policies and the fair value of the mutual fund investments aggregated $4.2 million and $3.8 million as of December 29, 2012, and December 31, 2011, respectively, and is included in "Other long-term assets" on the consolidated balance sheets.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Taxes on Income

        Significant components of income taxes are as follows:

	Fiscal Years
	2012	2011	2010
	(in thousands)
Continuing operations:
Current:
Federal	$37,056	$34,453	$35,122
State	5,584	4,770	7,501
Foreign	6,348	2,483	2,516

	48,988	41,706	45,139
Deferred:
Federal	(24,536)	(1,167)	(10,326)
State	(3,280)	(433)	(1,347)
Foreign	(18)	(810)	76

	(27,834)	(2,410)	(11,597)

Total income tax expense—continuing operations	$21,154	$39,296	$33,542

Discontinued operations:
Current:
Federal	$—	$(605)	$(4,431)
State	—	(151)	634

	—	(756)	(3,797)

Deferred:
Federal	—	0	(950)
State	—	(15)	(449)
Foreign	—	0	18

	—	(15)	(1,381)

Total income tax expense (benefit)—discontinued operations	$—	$(771)	$(5,178)

        Income (loss) from operations before taxes generated from geographic areas is as follows:

	Fiscal Years
	2012	2011	2010
	(in thousands)
Continuing operations:
Domestic	$50,351	$108,733	$89,386
Foreign	26,966	3,138	3,161

Total—continuing operations	$77,317	$111,871	$92,547

Discontinued operations:
Domestic	$—	$(1,802)	$(11,017)

Total income from operations before taxes	$77,317	$110,069	$81,530

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Taxes on Income (Continued)

        The income tax expense in the accompanying statements of operations differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% to income before taxes due to the following:

	Fiscal Years
	2012		2011		2010
	(in thousands, except percentages)
Continuing operations:
U.S. federal statutory income tax expense	$27,061	35.0%	$39,155	35.0%	$32,391	35.0%
State income tax expense, net of federal tax benefit	573	0.7	2,425	2.2	2,638	2.9
Non-deductible expenses	(326)	(0.4)	314	0.3	(84)	(0.1)
Research and development credits	—	—	(2,119)	(1.9)	(1,077)	(1.2)
Foreign earnings permanently reinvested	(2,348)	(3.0)	(63)	(0.1)	(39)	(0.1)
Tax advantaged investment income	(294)	(0.4)	(717)	(0.6)	(1,472)	(1.6)
Return-to-provision true-up	(563)	(0.7)	(63)	(0.1)	1,169	1.3
Revaluation of combined state deferred	—	—	—	—	575	0.6
Levitronix Medical U.S. deferred tax asset write-off	—	—	862	0.8	—	—
Compensation limitation write-down	536	0.7	859	0.7	700	0.8
Domestic production activities	(3,225)	(4.2)	(2,820)	(2.5)	(2,530)	(2.7)
Valuation allowance	(4)	0.0	(45)	0.0	821	0.9
Other	(319)	(0.4)	(72)	(0.1)	—	—
Tax reserves	63	0.1	1,580	1.4	450	0.4

Total income tax expense from continuing operations	$21,154	27.4%	$39,296	35.1%	$33,542	36.2%

        Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Taxes on Income (Continued)

        Significant components of deferred tax assets and liabilities for continuing operations are as follows:

	December 29, 2012	December 31, 2011
	(in thousands)
Deferred tax assets:
Reserves and accruals	$6,875	$3,236
Depreciation and amortization	25	1,479
Inventory basis difference	3,287	3,987
Share-based compensation	9,151	5,972
Research and development and other credit carry forwards	4,198	3,989
Capital loss carryovers	4,768	4,780
Other, net	1,269	1,762

Total deferred tax assets	29,573	25,205
Valuation allowance	(4,768)	(4,780)

	24,805	20,425

Deferred tax liabilities:
Purchased intangibles	(7,025)	(29,540)
Other, net	(95)	(27)

Total deferred tax liabilities	(7,120)	(29,567)

Net deferred tax assets (liabilities)	$17,685	$(9,142)

Reported As:
Current deferred tax assets	$10,626	$10,116
Other long-term assets—deferred tax assets	9,839	1,171
Net long-term deferred tax liabilities	(2,780)	(20,429)

Net deferred tax assets (liabilities)	$17,685	$(9,142)

        As of December 29, 2012, we had research and development tax credit carryovers for state purposes of approximately $8.9 million. The majority of these state credits may be carried forward indefinitely.

        On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012. The 2012 Taxpayer Relief Act extends the research tax credit for two years to December 31, 2013. The extension of the research tax credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the enactment after the Company's 2012 year end, we expect to recognize a benefit of approximately $1.2 million for qualifying amounts incurred in 2012. The benefit will be recognized in the period of enactment, which is the first quarter of 2013.

        As of December 29, 2012, we had approximately $12.4 million of federal and state capital losses remaining from 2010, which may generally be carried back three years for federal purposes and carried forward five years up to 2015 for both federal and California purposes, which is fully reserved with a valuation allowance.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Taxes on Income (Continued)

        The valuation allowance for deferred tax assets as of December 29, 2012 and December 31, 2011, was approximately $4.8 million. The valuation allowance of $4.8 million as of December 29, 2012, is related to capital loss carry forwards that, in the judgment of management, are more likely than not to be not realized. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income of the appropriate character during the periods in which those temporary differences are deductible. We do not currently anticipate recognizing capital gains that would enable the Company to utilize the capital loss carry forwards; therefore the Company has recorded a full valuation allowance against this deferred tax asset. The Company believes realization of all of our remaining net deferred tax assets as of December 29, 2012 is more likely than not based on the future reversal of temporary tax differences and upon future taxable earnings exclusive of reversing temporary differences.

        We utilize the "short-cut" method for purposes of determining our hypothetical stock option pool of excess tax benefits. As of December 29, 2012, the stock option pool of excess tax benefits was $28.8 million.

        The federal, state and foreign provisions do not reflect certain tax savings resulting from tax benefits associated with our various stock option plans. The savings were credited to additional paid-in-capital for $3.4 million, $1.8 million, and $11.3 million in fiscal 2012, 2011, and 2010, respectively.

        We provide U.S. income taxes on the earnings of foreign subsidiaries unless such earnings are considered permanently reinvested in their respective foreign jurisdictions. As of December 29, 2012, the cumulative earnings on which U.S. income taxes have not been provided were approximately $35.4 million. The amount of unrecognized deferred tax liability related to permanently reinvested earnings is approximately $4.9 million. Foreign earnings were considered to be permanently reinvested in operations outside the U.S.

        We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits from continuing operations is as follows:

	Fiscal Years
	2012	2011	2010
	(in thousands)
Balance at beginning of fiscal year	$10,652	$10,780	$9,561
Gross increases for tax positions related to the current year	912	2,621	1,518
Gross increases for tax positions related to prior years	282	410	3,723
Gross decreases for tax positions related to prior years	(1,069)	(718)	(271)
Settlements	(3)	(1,948)	—
Lapse of statute of limitations	(809)	(493)	(3,751)

Balance at end of fiscal year	$9,965	$10,652	$10,780

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Taxes on Income (Continued)

        Included in the unrecognized tax benefits balance at December 29, 2012, December 31, 2011, and January 1, 2011, was $8.1 million, $8.9 million, and $8.4 million, respectively, which, if recognized, would impact the Company's effective tax rate. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include the following items in income tax expense from continuing operations:

	Fiscal Years
	2012	2011	2010
	(in thousands)
Interest	$27	$165	$(365)
Penalties	22	35	(27)

        Interest and penalties accrued on the consonsolidated balance sheets as of the end of each fiscal year:

	2012	2011
	(in thousands)
Interest	$430	$403
Penalties	68	46

        We file U.S. federal tax returns, state tax returns and tax returns in other domestic and foreign jurisdictions, including the U.K. and Switzerland. The years 2009 through 2011 remain open to examination for U.S. purposes, 2009 through 2011 for U.K. purposes, 2011 for Switzerland purposes, and 2008 through 2011 in most state jurisdictions. In 2013 and thereafter, it is reasonably possible that we will settle existing audits or close certain years to examination under the relevant statute of limitations. This may further decrease our liability for unrecognized tax benefits by approximately $4.3 million in 2013.

Note 13. Segment Disclosure

        The accounting standard for segment reporting establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of this evaluation, we determined that we have one operating segment: Cardiovascular group. This segment is organized and operates to develop and manufacture mechanical circulatory products to support the cardiovascular systems.

        Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on final destination where the products are sold. No individual customer accounted for more than 10% of product sales in fiscal 2012, 2011, and 2010. No individual customer accounted for more than 10% of consolidated accounts receivable as of December 29, 2012, and December 31, 2011.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Segment Disclosure (Continued)

        Product sales from continuing operations by source were as follows:

	Fiscal Years
	2012	2011	2010
	(in thousands)
Product sales by geographic location:
Domestic	$400,526	$347,553	$317,380
International	91,128	75,160	65,593

Total	$491,654	$422,713	$382,973

	Fiscal Years
	2012	2011	2010
	(in thousands)
Product sales by product line:
HeartMate	$434,546	$366,321	$333,057
Thoratec	19,035	28,165	29,515
CentriMag	35,723	25,729	17,785
Other	2,350	2,498	2,616

Total	$491,654	$422,713	$382,973

	Fiscal Years
	2012	2011	2010
	(in thousands)
Product sales by category:
Pump	$356,310	$298,246	$264,282
Non-Pump	132,994	121,975	116,075
Other	2,350	2,492	2,616

Total	$491,654	$422,713	$382,973

Note 14. Earnings Per Share

        Restricted stock awards ("RSA") previously granted under the 2006 Plan are subject to repurchase and have non-forfeitable rights to receive dividends as common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share are determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Dilutive net income per common share also considers the dilutive effect of in-the-money stock options and restricted stock units, calculated using the treasury stock method and the dilutive effect of the senior subordinated convertible notes, calculated using the if-converted method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and restricted stock units includes the amount of unrecognized compensation cost attributable to future services, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability that would be recorded in additional-paid-in capital when the award becomes deductible. In addition, under the if-converted method, cash and non-cash interest expense from the senior subordinated convertible notes are added back to net income and the weighted-average number of common shares that the notes convert into are included in the number of shares used to calculate diluted net income per share.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Earnings Per Share (Continued)

        Basic and diluted income per common share attributable to common shareholders under the two-class method was calculated as follows:

	Fiscal Years
	2012	2011	2010
	(in thousands, except per share data)
Basic net income per common share calculation
Income from continuing operations	$56,163	$72,575	$59,005
Income from continuing operations allocated to participating securities	(12)	(123)	(363)

Income from continuing operations attributable to common shareholders	$56,151	$72,452	$58,642

Loss from discontinued operations	$—	$(1,031)	$(5,839)
Loss from discontinued operations allocated to participating securities	—	1	37

Loss from discontinued operations attributable to common shareholders	$—	$(1,030)	$(5,802)

Net income	$56,163	$71,544	$53,166
Net income allocated to participating securities	(12)	(122)	(326)

Net income attributable to common shareholders	$56,151	$71,422	$52,840

Weighted average number of common shares used to compute basic income per common share	58,563	58,777	57,670

Basic net income (loss) per common share
Continuing operations	$0.96	$1.23	$1.02

Discontinued operations	$—	$(0.02)	$(0.10)

Total	$0.96	$1.21	$0.92

Diluted net income per common share calculation
Income from continuing operations	$56,163	$72,575	$59,005
Interest expense on senior subordinated convertible notes (after tax)	—	2,719	—
Income from continuing operations allocated to participating securities	(12)	(133)	(358)

Income from continuing operations attributable to common shareholders	$56,151	$75,161	$58,647

Loss from discontinued operations	$—	$(1,031)	$(5,839)
Loss from discontinued operations allocated to participating securities	—	1	38

Loss from discontinued operations attributable to common shareholders	$—	$(1,030)	$(5,801)

Net income	$56,163	$71,544	$53,166
Interest expense on senior subordinated convertible notes (after tax)	—	2,719	—
Net income allocated to participating securities	(12)	(132)	(320)

Net income attributable to common shareholders	$56,151	$74,131	$52,846

Weighted average number of common shares used to compute basic net income per common share attributable to common shares	58,563	58,777	57,670
Dilutive effect of share-based compensation plans	1,017	916	1,401
Dilutive effect on conversion of senior subordinated convertible notes	—	2,831	—

Weighted average number of common shares used to compute diluted net income per common share	59,580	62,524	59,071

Diluted net income (loss) per common share
Continuing operations	$0.94	$1.20	$0.99

Discontinued operations	$—	$(0.01)	$(0.10)

Total	$0.94	$1.19	$0.89

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Earnings Per Share (Continued)

        Potential common share equivalents that have been excluded where the inclusion would be anti-dilutive are as follows:

	Fiscal Years
	2012	2011	2010
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per common share because their inclusion would be antidilutive	535	551	363

        The computation of diluted net income (loss) per common share for fiscal 2010 excludes the effect of assuming the conversion of our senior subordinated convertible notes, which were convertible at $19.72 per share into 7.2 million shares of common stock because the effect would have been antidilutive. In connection with the ASR Program and based on the VWAP of our common stock from November 26, 2012 to December 29, 2012, the estimated additional shares to be received at settlement would have been approximately 562,000 shares had the ASR Program been settled at December 29, 2012. The computation of diluted net income per common share for fiscal 2012 excludes the effect of assuming the receipt of these additional shares because the effect would be anti-dilutive.

Note 15. Discontinued Operations

        On April 25, 2010, our board of directors made a decision to sell our wholly-owned subsidiary ITC and on November 4, 2010, we sold ITC to Nexus for $55.0 million in cash pursuant to the Purchase Agreement. We accounted for the transaction as a sale of discontinued operations, and, accordingly, we have reclassified the results of operations and any losses resulting from the disposition for all periods presented to reflect them as such.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Discontinued Operations (Continued)

        The results of the ITC business are included in discontinued operations on our consolidated statement of operations for the year ended January 1, 2011, as follows:

Fiscal Year
2010
Product sales	$76,038
Cost of product sales(1)	51,427

Gross profit	24,611

Operating expenses(1) :
Selling, general and administrative	24,332
Research and development	10,478
Amortization of purchased intangible assets	269

Total operating expenses	35,079

Loss from operations	(10,468)
Other income:
Other income	40

Loss before income taxes	(10,428)
Income tax benefit (expense)	5,178
Loss on sale of discontinued operations	(589)

Net income (loss) from discontinued operations	$(5,839)

(1)
As a result of the sale of ITC, the vesting of outstanding options and restricted stock units held by certain officers and non-officers was accelerated and the related share-based compensation charge of $3.2 million was recorded to cost of product sales or operating expenses for fiscal 2010.

        For the year ended December 31, 2011, we recorded a charge of $1.0 million ($1.8 million net loss less tax benefit of $0.8 million), for ITC primarily related to post-close severance payments. All post-close severance payments were paid in fiscal 2011.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Quarterly Results of Operations (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for the fiscal 2012 and 2011:

	First	Second	Third	Fourth
	(in thousands, except per share data)
Fiscal Year 2012:
Product sales	$126,769	$118,659	$117,768	$128,458
Gross profit(1)	87,882	82,637	81,606	39,250
Net income (loss)	25,486	20,808	24,255	(14,386)
Basic net income (loss) per common share	$0.44	$0.35	$0.41	$(0.25)
Diluted net income (loss) per common share	$0.43	$0.35	$0.41	$(0.25)
Fiscal Year 2011:
Product sales	$99,530	$111,221	$102,584	$109,378
Gross profit	67,758	76,879	69,647	73,366
Net income from continuing operations(2)	16,459	21,782	18,989	15,345
Net loss from discontinued operations(2)	—	—	(1,031)	—
Net income	16,459	21,782	17,958	15,345
Basic net income (loss) per common share from:
Continuing operations	$0.28	$0.37	$0.32	$0.26
Discontinued operations(2)	$—	$—	$(0.02)	$—
Net income	$0.28	$0.37	$0.30	$0.26
Diluted net income (loss) per common share from:
Continuing operations	$0.27	$0.36	$0.31	$0.25
Discontinued operations(2)	$—	$—	$(0.02)	$—
Net income	$0.27	$0.36	$0.29	$0.25

(1)
Gross profit in the fourth quarter of 2012 includes an impairment charge of $50.2 million. Refer to Note 6 above for additional discussion of impairment charge in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
(2)
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

Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of December 29, 2012. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

        Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 29, 2012, the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow for timely decisions regarding required disclosures.

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

        Management assessed our internal control over financial reporting as of December 29, 2012, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 29, 2012. The results of management's assessment were reviewed with the Audit Committee.

        Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Changes to Internal Controls

        There have been no changes in our internal controls over financial reporting during the quarter ended December 29, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2012, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Our Executive Officers." All other information regarding directors, executive officers and corporate governance required by Item 10 is incorporated herein by reference from the information under the captions "Board of Directors Structure and Compensation," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics and Corporate Governance," and in other applicable sections in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2013 annual meeting of shareholders.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated herein by reference from the information under the captions "Board of Directors Structure and Compensation," "Compensation Discussion and Analysis," "Report of the Compensation and Option Committee of the Board of Directors" and "Executive Compensation" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2013 annual meeting of shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The information required by Item 12 is incorporated herein by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2013 annual meeting of shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated herein by reference from the information under the caption "Certain Transactions" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2013 annual meeting of shareholders.

Item 14.    Principal Accountantant Fees and Services

        The information required by Item 14 is incorporated herein by reference from the information under the caption "Fees Paid to Accountants for Services Rendered During Fiscal Years 2012 and 2011" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2013 annual meeting of shareholders.

 PART IV

Item 15.    Exhibit and Financial Statement Schedules

(a)
List of documents filed as part of this report:

1.
Financial Statements and Reports of Independent Registered Public Accounting Firm.

    Reference is made to the Index to Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K, where these documents are included.

  2.
  Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts and Reserves for each of the three fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011. Other financial statement schedules are not included either because they are not required or the information is otherwise shown in our audited consolidated financial statements or the notes thereto.

  3.
  Exhibits

    Reference is made to the Exhibit Index on page 81 of this Annual Report on Form 10-K, where these documents are included.

THORATEC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For Each of the Three Fiscal Years:

	Balance Beginning of Year	Additions (charges to expense)	Deductions	Balance End of Year
	(in thousands)
Year Ended December 29, 2012(1):
Allowance for doubtful accounts	$2,153	$36	$(62)	$2,127
Year Ended December 31, 2011(1):
Allowance for doubtful accounts	$1,334	$1,206	$(387)	$2,153
Year Ended January 1, 2011(1):
Allowance for doubtful accounts	$322	$1,012	$—	$1,334

(1)
The valuation and qualifying accounts and reserves.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger by and among Levitronix LLC, Levitronix Technologies LLC, Pharos, LLC the Sellers named herein, the Consenting Parent Equity Holders named herein, Pharos, LLC, as the Sellers Representative, Thoratec Corporation, as the Purchaser, and Revere Merger Sub, LLC, as the Transitory Subsidiary dated as of August 3, 2011.(6)
3.1	Thoratec's Articles of Incorporation, as amended.(2)
3.2	Thoratec's By-Laws, as amended February 25, 2005.(3)
4.1	Rights Agreement between Thoratec Corporation and Computershare Trust Company, Inc. as Rights Agent dated as of May 2, 2002.(4)
10.1	Form of Indemnification Agreement between Thoratec Cardiosystems and its officers and directors.(7)
10.2	Lease Agreement dated July 25, 1996, between Main Street Associates and Thoratec, as amended.(9)
10.3	First Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(10)
10.4	Second Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(11)
10.5	Thoratec's 1997 Stock Option Plan, as amended.(12)*
10.6	Thoratec's 2002 Employee Stock Purchase Plan.(13)*
10.7	Grantor Trust Agreement between Thoratec and Wachovia Bank, National Association effective as of November 21, 2003.(8)
10.8	Description of the Executive Disability Income Protection Program.(14)*
10.9	Amended and Restated Employment Agreement by and between Thoratec and Gerhard F. Burbach, dated April 23, 2007.(16)*
10.10	Amended and Restated Separation Benefits Agreement by and between Thoratec and David A. Lehman, dated April 23, 2007.(16)*
10.11	Thoratec Corporation Amended and Restated Nonqualified Deferred Compensation Plan.(17)*
10.12	Description of Director Compensation Program.
10.13	Thoratec Corporation Corporate Executive Incentive Plan FY 2011, effective for certain executive officers of the Company.(15)*
10.14	Amendment to the Amended and Restated Employment Agreement by and between Thoratec and Gerhard F. Burbach, dated November 16, 2009.(5)*
10.15	Amendment to the Amended and Restated Separation Benefits Agreement by and between Thoratec and David A. Lehman, dated November 16, 2009.(5)*
10.16	Transition and separation agreement by and between Throatec and Roxanne Oulman, dated October 10, 2012*
10.17	Separation Benefits Agreement by and between Thoratec and Taylor C. Harris, dated October 10, 2012
10.18
Credit Agreement, dated as of December 19, 2011, among Thoratec, the financial institutions from time-to-time party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent for the lenders.(18)
10.19	Third Amendment to Lease, by and among Thoratec, Main StreetS Associates, and EJC Partners, L.P. dated October 6, 2011.(17)
10.20	Thoratec Corporation Corporate Executive Incentive Plan FY 2012, effective for certain executive officers of the Company.(19)*
10.21	Thoratec Corporation Amended and Restated 2006 Incentive Stock Plan.(1)*

Exhibit Number		Exhibit
21		Subsidiaries of Thoratec.
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney—Reference is made to page 103 hereof.
31.1		Section 302 Certification of Chief Executive Officer.
31.2		Section 302 Certification of Chief Financial Officer.
32.1		Section 906 Certification of Chief Executive Officer.
32.2		Section 906 Certification of Chief Financial Officer.
101	**
The following materials from Registrant's Annual Report on Form 10-K for the year ended December 29, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 29, 2012, and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, (iii) Consolidated Statements of Comprehensive Income for the for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, (v) Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, and (vi) Notes to Consolidated Financial Statements.

(1)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the SEC on August 2, 2012.
(2)
Filed as an Exhibit to Thoratec's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed with the SEC on March 20, 2003, and incorporated herein by reference.
(3)
Filed as an Exhibit to Thoratec's Form 8-K filed with the SEC on March 3, 2005, and incorporated herein by reference.
(4)
Filed as an Exhibit to Thoratec's Form 8-A12G filed with the SEC on May 3, 2002, (Registration No. 000-49798), and incorporated herein by reference.
(5)
Filed as an Exhibit to Thoratec's Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the SEC on February 24, 2010, and incorporated herein by reference.
(6)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2011, filed with the SEC on November 7, 2011, and incorporated herein by reference.
(7)
Filed as an Exhibit to Thoratec Cardiosystems' Registration Statement on Form S-1 (Registration No. 33-25144) and incorporated herein by reference.
(8)
Filed as an Exhibit to Thoratec's Annual Report on Form 10-K for the fiscal year ended January 3, 2004, filed with the SEC on March 17, 2004, and incorporated herein by reference.
(9)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996, filed with the SEC on August 13, 1996, and incorporated herein by reference.
(10)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997, filed with the SEC on July 30, 1997, and incorporated herein by reference.
(11)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997, filed with the SEC on November 12, 1997, and incorporated herein by reference.
(12)
Filed as an Exhibit to Thoratec's Registration Statement on Form S-8 filed with the SEC on June 18, 2003, (Registration No. 333-106238), and incorporated herein by reference.
(13)
Filed as an Exhibit to Thoratec's Registration Statement on Form S-8filed with the SEC on July 25, 2012251, (Registration No. 333-182843182843), and incorporated herein by reference.
(14)
Filed as an Exhibit to Thoratec's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, filed with the SEC on March 16, 2005, and incorporated herein by reference.
(15)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed with the SEC on May 5, 2010, and incorporated herein by reference.
(16)
Filed as an Exhibit to Thoratec's Form 8-K filed with the SEC on April 27, 2007.
(17)
Filed as an Exhibit to Thoratec's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 21, 2012.
(18)
Filed as an Exhibit to Thoratec's Form 8-K filed with the SEC on December 22, 2011.
(19)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 8, 2012.

*
Indicates a management contract or compensatory plan.

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
By:	/s/ GERHARD F. BURBACH Gerhard F. Burbach President and Chief Executive Officer

Date: February 20, 2013

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Gerhard F. Burbach and David A. Lehman, and each of them, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to act for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, which they, or any of them, may deem necessary or advisable to be done in connection with this annual report as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Thoratec Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERHARD F. BURBACH Gerhard F. Burbach	Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2013
/s/ TAYLOR C. HARRIS Taylor C. Harris	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2013
/s/ NEIL F. DIMICK Neil F. Dimick	Director and Chairman of the Board of Directors	February 20, 2013
/s/ J. DANIEL COLE J. Daniel Cole	Director	February 20, 2013
/s/ STEVEN H. COLLIS Steven H. Collis	Director	February 20, 2013
/s/ ELISHA W. FINNEY Elisha W. Finney	Director	February 20, 2013
/s/ D. KEITH GROSSMAN D. Keith Grossman	Director	February 20, 2013
/s/ WILLIAM A. HAWKINS William A. Hawkins	Director	February 20, 2013
/s/ PAUL A. LAVIOLETTE Paul A. LaViolette	Director	February 20, 2013
/s/ DANIEL M. MULVENA Daniel M. Mulvena	Director	February 20, 2013