Form 10-Q
period 2013-03-30
THORATEC CORP
filed 2013-05-03
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2013

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

As of April 27, 2013, the registrant had 57,330,393 shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of March 30, 2013 and December 29, 2012	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 30, 2013 and March 31, 2012	4
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 30, 2013 and March 31, 2012	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2013 and March 31, 2012	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information
Item 1 Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	28
Signatures	29
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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 30, 2013	December 29, 2012

ASSETS
Current assets:
Cash and cash equivalents	$91,459	$101,322
Short-term available-for-sale investments	160,505	148,426
Receivables, net of allowances of $2,204 and $2,127, respectively	67,202	70,471
Inventories	57,263	47,100
Deferred tax assets	10,626	10,626
Income tax receivable	15,192	11,950
Prepaid expenses and other assets	9,164	7,162
Total current assets	411,411	397,057
Property, plant and equipment, net	47,338	45,892
Goodwill	191,138	194,182
Purchased intangible assets, net	30,710	33,571
Long-term available-for-sale investments	10,092	10,607
Other long-term assets	17,571	17,055
Total Assets	$708,260	$698,364
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,881	$19,959
Accrued compensation	17,611	25,409
Contingent liabilities, current portion	6,138	4,220
Other accrued liabilities	16,692	19,098
Total current liabilities	63,322	68,686
Long-term deferred tax liability	2,006	2,780
Other long-term liabilities	14,033	12,323
Contingent liabilities, non-current portion	11,694	17,832
Total Liabilities	91,055	101,621
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 57,317 and 57,584 as of March 30, 2013 and December 29, 2012, respectively	—	—
Additional paid-in capital	597,593	577,448
Retained earnings	36,751	34,364
Accumulated other comprehensive loss:
Unrealized loss on investments	(923)	(1,141)
Cumulative translation adjustments	(16,216)	(13,928)
Total accumulated other comprehensive loss	(17,139)	(15,069)
Total Shareholders’ Equity	617,205	596,743
Total Liabilities and Shareholders’ Equity	$708,260	$698,364

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 30, 2013	March 31, 2012

Product sales	$117,725	$126,769
Cost of product sales	35,073	38,887
Gross profit	82,652	87,882
Operating expenses:
Selling, general and administrative	34,745	31,201
Research and development	24,513	19,696
Total operating expenses	59,258	50,897
Income from operations	23,394	36,985
Other income and (expense):
Interest expense and other	(4)	(3)
Interest income and other	1,117	734
Income before income taxes	24,507	37,716
Income tax expense	6,337	12,230
Net income	$18,170	$25,486

Net Income per share:
Basic	$0.32	$0.44
Diluted	$0.31	$0.43

Shares used to compute net income per share:
Basic	57,486	58,438
Diluted	58,507	59,382

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012

Net Income	$18,170	$25,486
Unrealized gains on investments (net of taxes of $146 and $16 for the three months ended March 30, 2013 and March 31, 2012, respectively)	218	27
Foreign currency translation adjustments	(2,288)	1,631
Total other comprehensive income (loss)	(2,070)	1,658
Comprehensive Income	$16,100	$27,144

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net Income	$18,170	$25,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,495	4,852
Investment premium amortization, net	821	493
Allowance for bad debt	8	(42)
Non-cash interest income and other	380	(361)
Tax benefit related to stock options	1,293	1,552
Share-based compensation expense	6,167	4,899
Excess tax benefits from share-based compensation	(1,271)	(1,468)
Loss on disposal of assets	57	1
Change in net deferred tax liability	(737)	(824)
Changes in assets and liabilities:
Receivables	2,781	(10,532)
Inventories	(11,071)	7,542
Other current and non-current assets	(261)	(1,100)
Accounts payable	3,865	(610)
Income taxes, net	(1,913)	9,314
Other current and non-current liabilities	(9,288)	2,054
Net cash provided by operating activities	13,496	41,256

Cash flows from investing activities:
Purchases of available-for-sale investments	(48,708)	(56,388)
Sales and maturities of available-for-sale investments	36,243	62,195
Purchases of property, plant and equipment	(3,883)	(1,558)
Net cash provided by (used in) investing activities	(16,348)	4,249

Cash flows from financing activities:
Payment of contingent consideration	(4,220)	(1,518)
Proceeds from stock option exercises	2,512	3,050
Excess tax benefits from share-based compensation	1,271	1,468
Repurchase and retirement of common shares	(5,802)	(4,736)
Net cash used in financing activities	(6,239)	(1,736)
Effect of exchange rate changes on cash and cash equivalents	(772)	449
Net increase/(decrease) in cash and cash equivalents	(9,863)	44,218
Net cash and cash equivalents at beginning of period	101,322	42,661
Net cash and cash equivalents at end of period	$91,459	$86,879

Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$7,660	$2,222
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$594	$246
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$445	$132

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Operations and Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “us,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2012 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (the “2012 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

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

New Accounting Standards Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) amended existing rules to improve how issuers report the  reclassification of items out of accumulated other comprehensive income (“AOCI”). Specifically, the amendments address (i) changes in the AOCI balances by component and (ii) significant items reclassified out of AOCI during the period, if any. The new guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. We adopted this standard in the first quarter of 2013 and it did not have an impact on our condensed consolidated financial statements but did expand our disclosures related to AOCI activities during the period.  Refer to Note 4 for these new disclosures.

Note 2. Fair Value Measurements

Our financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, certificates of deposit, municipal and corporate bonds, commercial paper, variable demand notes, auction rate securities, derivative contracts, certain investments held as assets under the deferred compensation plan, marketable equity securities, and the contingent consideration. The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves

Level 3: Inputs that are unobservable data points that are not corroborated by market data

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, and Level 3 during either the first quarter of 2013 or first quarter of 2012.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of March 30, 2013:
Cash equivalents:
Money market funds	$50,675	$50,675	$—	$—
Commercial paper	12,999	—	12,999	—
Municipal bonds	11,916	—	11,916	—
Short-term investments:
Municipal bonds	137,690	—	137,690	—
Variable demand notes	7,700	—	7,700	—
Corporate bonds	5,819	—	5,819	—
Commercial paper	7,296	—	7,296	—
Certificate of deposit	2,000	—	2,000	—
Prepaid expenses and other assets:
Foreign exchange contracts	2,071	—	2,071	—
Long-term investments:
Auction rate securities	10,092	—	—	10,092
Other long-term assets:
Investments included in our deferred compensation plan	2,322	—	2,322	—
Marketable equity securities	2,615	2,615	—	—
Other accrued liabilities
Foreign exchange contracts	262	—	262	—
Contingent consideration (current and long-term portions)	$17,832	$—	$—	$17,832

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of December 29, 2012:
Cash equivalents:
Money market funds	$59,230	$59,230	$—	$—
Commercial paper	4,998	—	4,998	—
Municipal bonds	3,045	—	3,045	—
Corporate bonds	380	—	380	—
Short-term investments:
Municipal bonds	107,533	—	107,533	—
Variable demand notes	21,330	—	21,330	—
Corporate bonds	12,258	—	12,258	—
Commercial paper	5,299	—	5,299	—
Certificate of deposit	2,006	—	2,006	—
Prepaid expenses and other assets:
Foreign exchange contracts	16	—	16	—
Long-term investments:
Auction rate securities	10,607	—	—	10,607
Other long-term assets:
Investments included in our deferred compensation plan	1,731	—	1,731	—
Marketable equity securities	2,602	2,602	—	—
Other accrued liabilities
Foreign exchange contracts	380	—	380	—
Contingent consideration (current and long-term portions)	$22,052	$—	$—	$22,052

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets and liabilities include the following:

•                  Auction rate securities — Due to limited market activity the determination of fair value requires significant judgment or estimation. The auction rate securities were valued using a discounted cash-flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of auction rate securities.

•                  Contingent consideration — The fair value of the contingent consideration in connection with the acquisition of the medical business of Levitronix LLC (Levitronix Medical) in August 2011 requires significant management judgment or estimation and is calculated using the income approach, utilizing various revenue assumptions and applying a probability to each outcome. By applying this method, the estimated undiscounted range of outcomes was from $9.7 million to $37.4 million. The fair value of the contingent consideration as of the acquisition date was estimated and recorded at $23.6 million. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded within operating expense within our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. In first quarters of 2013 and 2012, we paid $4.2 million and $1.5 million, respectively, of the contingent consideration. As of March 30, 2013, the estimated fair value of the remaining contingent consideration was $17.8 million.

Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, amortized cost basis and gross unrealized gains and losses of available-for-sale investments by major security type were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of March 30, 2013:
Short-term investments:
Municipal bonds	$137,502	$198	$(10)	$137,690
Variable demand notes	7,700	—	—	7,700
Corporate bonds	5,805	14	—	5,819
Commercial paper	7,296	—	—	7,296
Certificate of deposit	2,000	—	—	2,000
Total short-term investments	$160,303	$212	$(10)	$160,505
Long-term investments:
Auction rate securities	$11,100	$—	$(1,008)	$10,092
Other long-term assets:
Marketable equity securities(A)	2,996	—	(381)	2,615
Total long-term	$14,096	$—	$(1,389)	$12,707
As of December 29, 2012:
Short-term investments:
Municipal bonds	$107,416	$136	$(19)	$107,533
Variable demand notes	21,330	—	—	21,330
Corporate bonds	12,244	17	(3)	12,258
Commercial paper	5,298	1	—	5,299
Certificate of deposit	2,000	6	—	2,006
Total short-term investments	$148,288	$160	$(22)	$148,426
Long-term investments:
Auction rate securities	$11,900	$—	$(1,293)	$10,607
Other long-term assets:
Marketable equity securities	2,996	—	(394)	2,602
Total long-term	$14,896	$—	$(1,687)	$13,209

(A)                               As of March 30, 2013, our available-for-sale equity securities have been in a continuous loss position less than 12 months.

As of March 30, 2013, we owned approximately $11.1 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between AAA and A. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to 35 days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

As of March 30, 2013, we had recorded an estimated cumulative unrealized loss of $1.0 million ($0.6 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within the consolidated shareholders’ equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). Our auction rate securities are classified as long-term and are valued at $10.1 million using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. In the first quarter of 2013, we liquidated at par value $0.8 million of our auction rate securities.

If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, then we may in the future be required to record the other-than-temporary impairment charges to the consolidated statement of operations. It could conceivably take until the final maturity of the underlying notes (up to 30 years) to realize the investments’ fair value.

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

	March 30, 2013	December 29, 2012
	(in thousands)
Deferred compensation plan	$4,859	$4,225

The unrealized gain before tax from the change in the value of the deferred compensation plan was $0.2 million during the first quarter of 2013 and 2012.

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows as of March 30, 2013:

	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$118,138	$118,228
Maturing after 1 year through 5 years	42,165	42,277
Short-term available-for-sale investments	160,303	160,505
Maturing after 5 years	11,100	10,092
	$171,403	$170,597

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities during the first quarter of 2013:

Auction Rate Securities
(in thousands)
Balance as of December 29, 2012	$10,607
Settlements at par	(800)
Unrealized gain on auction rate securities, included in other comprehensive income (loss)	285
Balance as of March 30, 2013	$10,092

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

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of contingent consideration during the first quarter of 2013:

Contingent Consideration
(in thousands)
Balance as of December 29, 2012	$22,052
Payments	(4,220)
Change in fair value	—
Balance as of March 30, 2013	$17,832

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 30, 2013:

	Fair Value at March 30, 2013 (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Auction rate securities	$10,092	Discounted cash flow	Discount rate	0.77% (0.77%)
			Market credit spread	2.83% (0.56% - 3.39%)
			Liquidity factor	0.02% (0.00% - 0.02%)

Contingent consideration	$17,832	Multiple outcome discounted cash flow	Annual Revenue	$38.9 million ($25.7 million to $46.0 million)
			Discount rate	1.08% (0.77% - 1.45%)
			Probability of occurrence	20% (5% - 50%)

Auction rate securities

The significant unobservable inputs used in the fair value measurement of the auction rate securities are the weighted average discount rate, market credit spread and liquidity factor. A significant increase (decrease) in the discount rate in isolation could result in a significantly higher (lower) fair value measurement, whereas a significant increase (decrease) in the market credit spread and liquidity factor in isolation could result in significant lower (higher) fair value measurement. Although the discount rate as compared to  the market credit spread and liquidity factors are not directly related, they will generally move in opposite directions.

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

The fair value of the contingent consideration is calculated on a quarterly basis by management based on a collaborative effort of our operation, finance and accounting groups. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue targets as compared to initial projections, the impact of market competition, and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the condensed consolidated statement of operations. No adjustments were made in either the first quarter of 2013 or the first quarter of 2012.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. No impairment was recorded in either the first quarter of 2013 or the first quarter of 2012.

Note 3. Foreign Exchange Instruments

We utilize foreign currency forward exchange contracts and options with recognized financial institutions to manage our exposure to the impact of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated sales and purchase transactions. We do not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, British Pound Sterling, U.S. Dollar and Swiss Franc. The periods of these forward contracts range up to  six months and the notional amounts are intended to be consistent with changes in the underlying exposures. We intend to exchange foreign currencies for U.S. Dollars at maturity.

Total gross notional amounts for outstanding derivatives instruments were as follows:

	March 30, 2013	December 29, 2012
Forward contracts:
Euro (sell)	€15.6 million	€13.9 million
British Pound Sterling (sell)	£1.3 million	£1.8 million
U.S. Dollar (sell)	$15.1 million	$5.3 million
U.S. Dollar (buy)	$73.5 million	$73.5 million

The following table shows the derivative instruments measured at gross fair value reported on the condensed consolidated balance sheets:

	March 30, 2013
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$2,071	$262

	December 29, 2012
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$16	$380

The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Foreign currency exchange gain (loss) on foreign contracts	$2,781	$(2,925)
Foreign currency transactions gain (loss)	(2,445)	3,114

Note 4. Balance Sheet Information

The following tables provide details of selected condensed consolidated balance sheets items as of the end of each period:

Inventories consisted of the following:

	March 30, 2013	December 29, 2012
	(in thousands)
Finished goods	$20,573	15,087
Work in process	12,625	11,020
Raw materials	24,065	20,993
Total	$57,263	47,100

Property, plant and equipment, net consisted of the following:

	March 30, 2013	December 29, 2012
	(in thousands)
Land, building and improvements	$20,583	$20,543
Equipment and capitalized software	48,510	46,290
Furniture and leasehold improvements	21,683	20,933
Total	90,776	87,766
Less accumulated depreciation	(43,438)	(41,874)
Total	$47,338	$45,892

Depreciation expense in the first quarter of 2013 and 2012 was $1.9 million and $2.1 million, respectively.

Warranty provision, included in “Other accrued liabilities” on the condensed consolidated balance sheets, and the changes in the balances were as follows:

	March 30, 2013	March 31, 2012
	(in thousands)
Balance, beginning of the period	$2,212	$2,452
Additions	113	540
Settlements	(459)	(282)
Balance, end of the period	$1,866	$2,710

Changes in Accumulated Other Comprehensive Income by component during the first quarter of 2013:

	Foreign currency items (A)	Unrealized gain (loss) on available-for-sale securities (A)	Total
	(in thousands)
Balance as of December 29, 2012	$(13,928)	$(1,141)	$(15,069)
Other comprehensive income before reclassification	(2,288)	218	(2,070)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(2,288)	218	(2,070)
Balance as of March 30, 2013	$(16,216)	$(923)	$(17,139)

(A)       All amounts are net of tax.

Amounts reclassified out of accumulated other comprehensive income from the sale of our available-for-sale securities in the first quarter of 2013 were not significant.

Note 5. Goodwill and Intangible Assets, net

The carrying amount of goodwill and the changes in the balances during the first quarter of 2013 were as follows:

Balance, beginning of the period	$194,182
Foreign currency translation impact	(3,044)
Balance, end of the period	$191,138

Intangibles (net of accumulated amortization and impairment) were as follows:

	As of March 30, 2013
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Patents and trademarks	$43,605	$(33,859)	$—	$9,746
Core technology	37,180	(21,788)	(12,642)	2,750
Developed technology	128,242	(77,863)	(37,600)	12,779
Pre-existing license agreement	2,300	(548)	—	1,752
Customer based relationships and other	6,715	(2,720)	—	3,995
	218,042	(136,778)	(50,242)	31,022
Foreign currency translation impact	(312)	—	—	(312)
Total purchased intangible assets	$217,730	$(136,778)	$(50,242)	$30,710

	As of December 29, 2012
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Patents and trademarks	$43,475	$(33,463)	$—	$10,012
Core technology	37,180	(21,388)	(12,642)	3,150
Developed technology	127,940	(76,379)	(37,600)	13,961
Pre-existing license agreement	2,300	(465)	—	1,835
Customer based relationships and other	6,578	(2,220)	—	4,358
	217,473	(133,915)	(50,242)	33,316
Foreign currency translation impact	255	—	—	255
Total purchased intangible assets	$217,728	$(133,915)	$(50,242)	$33,571

Purchased identifiable intangible assets are amortized on either a straight-line or accelerated method based on the expected pattern of future benefits related to those respective intangible assets. Subsequent to the impairment of the core and developed technology associated with our PVAD and IVAD intangible assets which was recorded in the fourth quarter of 2012, we changed our method of amortization for this intangible asset from the straight-line method to an accelerated method to more closely reflect the expected pattern of benefits associated with the remaining carrying amount of this intangible asset. The effect of this change in method of amortization was not material for the first quarter of 2013. Amortization expense related to identifiable intangible assets in the first quarter of 2013 and 2012 were $2.5 million and $2.8 million, respectively.

Estimated amortization expenses for the next five fiscal years and all years thereafter are as follows:

(in thousands)
Fiscal year:
Remainder of 2013	$7,975
2014	6,648
2015	4,546
2016	3,320
2017	2,524
Thereafter	5,697
Total	$30,710

Note 6. Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The credit agreement contains financial covenants. We were in compliance with all such covenants as of March 30, 2013. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of March 30, 2013, there were no borrowings under this credit facility.

Note 7. Share-Based Compensation

Our Board of Directors approved the 2006 Incentive Stock Plan (the “2006 Plan”). The 2006 Plan was last amended in May 2012. Participation in the 2006 Plan is limited to employees, directors, and consultants. Shares reserved for future issuance under the 2006 Plan may be used for grants of stock options (“options”), restricted stock units (“RSUs”), and other types of awards. Options granted under the 2006 Plan are either incentive or nonqualified stock options and generally become exercisable in annual installments over a period of four years from the date of grant and expire generally ten years from the grant date. RSUs generally vest in annual installments over a four-year period.

The Board of Directors authorizes the granting of options, RSUs and other type of awards to employees and consultants. The exercise prices of the options shall not be less than the fair market value of common stock on the date of grant. The fair value of RSUs granted is determined based on the number of RSUs granted and the quoted price of our common stock on the date of grant. As of March 30, 2013, 3.45 million shares remained available for issuance under the 2006 Plan.

Additionally, we sponsor an Employee Stock Purchase Plan (the “ESPP”) in which eligible employees may contribute up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period. As of March 30, 2013, approximately 423,000 shares remained available for issuance under the ESPP.

Share-based compensation included in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Cost of goods sold	$571	$565
Selling, general and administrative	3,683	2,979
Research and development	1,913	1,516
Total share-based compensation expense before taxes	6,167	5,060
Tax benefit for share-based compensation expense	2,280	1,891
Total share-based compensation (net of taxes)	$3,887	$3,169

Share-based compensation cost of $0.2 million was capitalized to inventory as of March 30, 2013 and December 29, 2012.

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 30, 2013	March 31, 2012
Risk-free interest rate (weighted average)	1.36%	1.43%
Expected volatility	37%	43%
Expected option life (years)	4.92 to 5.93 years	4.81 to 5.83 years
Dividends	None	None

Determining Fair Value for Options

•                  Valuation and amortization method—We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This fair value is then amortized over the requisite service periods of the awards.

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

•                  Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•                  Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options as of December 29, 2012	2,498	$25.98	6.27
Granted	556	35.72
Exercised	(133)	18.93
Forfeited or expired	(14)	32.17
Outstanding options as of March 30, 2013	2,907	$28.13	6.79
Outstanding options exercisable as of March 30, 2013	1,521	$23.60	4.88
Outstanding options vested as of March 30, 2013 and expected to vest	2,807	$27.94	6.70

As of March 30, 2013, there was $11.9 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 1.96 years.

Restricted Stock Units

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units as of December 29, 2012	1,462	$31.52	1.37
Granted	490	35.73
Released	(368)	29.56
Forfeited or expired	(17)	31.97
Outstanding units as of March 30, 2013	1,567	$33.29	1.79

As of March 30, 2013, we had $43.3 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 2.82 years.

Employee Stock Purchase Plan

The estimated subscription date fair value of the offering under the ESPP for each of the three months ended March 30, 2013 and March 31, 2012 was $0.5 million and $0.6 million, respectively, using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended
	March 30, 2013	March 31, 2012
Risk-free-interest rate	0.15%	0.05%
Expected volatility	37%	36%
Expected option life	0.50 years	0.50 years
Dividends	None	None

As of March 30, 2013, there was approximately $0.1 million of unrecognized compensation expense related to ESPP subscriptions that began on November 1, 2012, which amount we expect to recognize during the second quarter of 2013.

Note 8.  Common and Preferred Stock

On November 26, 2012, our Board of Directors authorized the repurchase of up to $150 million of shares of the Company’s common stock (“November 2012 program”). As part of the authorization, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with J.P. Morgan, under which we agreed to repurchase an aggregate of $75.0 million of our common stock. Under the ASR program, we paid $75.0 million and received an initial delivery of approximately 1.5 million shares, which represented 75% of the ASR program’s estimated value at inception. At the maturity of the program in the first quarter of 2013, an additional 0.6 million shares were delivered to the Company. The total value of the shares repurchased by the Company under the ASR program was based on a per share price of $36.00, representing the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount. As of March 30, 2013, $75.0 million is available for repurchases of shares of our common stock under the November 2012 program.

At the inception of the ASR program, we recorded $18.8 million as an equity forward contract, which was included in Additional-Paid-in Capital (APIC). We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. Accordingly, at the settlement date, when we received the 0.6 million shares, we reduced the equity forward contract value by $18.8 million and allocated $6.9 million to APIC (based on the average-issuance price per share of all shares outstanding prior to the settlement) and $11.8 million to retained earnings (based on the excess amount over the average-issuance price per share of all shares outstanding).

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of 163,290 shares purchased during the three months ended March 30, 2013 was $5.8 million, and the aggregate value of 136,430 shares purchased during the three months ended March 31, 2012 was $4.7 million.

Note 9. Income Taxes

On January 2, 2013, the U.S. President signed into law The American Taxpayer Relief Act of 2012. This Act extends the research tax credit for two years to December 31, 2013. The extension of the research tax credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the enactment after the Company’s 2012 year end, we recognized, in the first quarter of 2013, a benefit of approximately $1.3 million for qualifying amounts incurred in 2012.

Our effective income tax rates for the three months ended March 30, 2013 and March 31, 2012, were 25.9% and 32.4%, respectively.  The decrease is primarily attributable to the 2012 federal research tax credits, which we recognized in the first quarter of 2013 (in the period of enactment), as well as the 2013 federal research tax credits.

During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $4.3 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

Note 10. Segment and Geographic Information

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

Product sales attributed to a country or region include product sales to hospitals, physicians and distributors and are based on the final destination where the products are sold. No individual customer and no individual country outside of the U.S. accounted for more than 10% of product sales in either the first quarter of 2013 or the first quarter of 2012.

	Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Product sales by geographic location:
Domestic	$92,269	$103,861
International	25,456	22,908
Total	$117,725	$126,769

	Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Product sales by product line:
HeartMate	$102,921	$111,690
Thoratec	3,832	5,788
CentriMag	10,364	8,654
Other	608	637
Total	$117,725	$126,769

	Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Product sales by category:
Pump	$84,331	$92,519
Non-Pump	32,786	33,613
Other	608	637
Total	$117,725	$126,769

Note 11. Net Income Per Share

Restricted stock awards (“RSA”) previously granted under the 2006 Plan are subject to repurchase and have non-forfeitable rights to receive dividends as common stock and therefore are considered participating securities. All outstanding RSA’s were fully vested at the end of 2012. Under the two-class method, basic and diluted net income per common share are determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Dilutive net income per common share also considers the dilutive effect of in-the-money stock options and restricted stock units, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and restricted stock units includes the amount of unrecognized compensation cost attributable to future services, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability that would be recorded in additional-paid-in capital when the award becomes deductible.

Basic and diluted net income per common share attributable to common shareholders under the two-class method were calculated as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(stated in thousands, except per share amounts)
Basic net income per common share calculation
Net income	$18,170	$25,486
Net income allocated to participating securities	—	(20)
Net income attributable to common shareholders	$18,170	$25,466

Weighted average number of common shares used to compute basic net income per common share	57,486	58,438

Basic net income per common share	$0.32	$0.44

Diluted net income per common share calculation
Net income	$18,170	$25,486
Net income allocated to participating securities	—	(20)
Net income attributable to common shareholders	$18,170	$25,466

Weighted average number of common shares used to compute basic income per common share	57,486	58,438
Dilutive effect of share-based compensation plans	1,021	944
Weighted average number of common shares used to compute diluted net income per common share	58,507	59,382

Diluted net income per common share	$0.31	$0.43

Potential common share equivalents excluded where the inclusion would be anti-dilutive were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Options to purchase shares not included in the computation of diluted income per share because their inclusion would be anti-dilutive	775	253

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2012 Annual Report on Form 10-K (the “2012 Annual Report”) and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release any revisions or updates to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

OVERVIEW

Continuing Operations—Cardiovascular Business

Thoratec Corporation (“we,” “our,” “us”, or the “Company”) is the world leader in mechanical circulatory support with a product portfolio to treat the full range of clinical needs for advanced heart failure patients. We develop, manufacture and market proprietary medical devices used for mechanical circulatory support (“MCS”) for the treatment of heart failure (“HF”) patients. For chronic circulatory support for HF patients, our primary product lines are our ventricular assist devices (“VADs”): HeartMate II Left Ventricular Assist System (“HeartMate II”), Thoratec Paracorporeal Ventricular Assist Device (“PVAD”), and Thoratec Implantable Ventricular Assist Device (“IVAD”). We refer to HeartMate II as the “HeartMate product line” and PVAD and IVAD collectively as the “Thoratec product line.” For acute circulatory support, our product lines are CentriMag Acute Circulatory System (“CentriMag”) and for pediatric patients PediMag/PediVAS Acute Circulatory System (“PediMag/PediVAS”). HeartMate II, PVAD, IVAD, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration (“FDA”), and have received Conformité Européene (“CE”) Mark approval in Europe.

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

HeartMate II

HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device (“LVAD”) consisting of a rotary blood pump designed to provide intermediate and long-term MCS. HeartMate II is designed to improve survival and quality of life for a broad range of advanced HF patients. Significantly smaller than previous ventricular assist devices and with only one moving part, the HeartMate II is simpler and designed to operate more quietly than pulsatile devices.

HeartMate II received FDA approval in April 2008 for bridge-to-transplantation (“BTT”) and received FDA approval for use in HF patients who are not eligible for heart transplantation (“Destination Therapy” or “DT”) in January 2010. In November 2005, HeartMate II received CE Mark approval. The HeartMate II is the most widely used LVAD.

CentriMag

CentriMag is an extracorporeal full-flow acute surgical support platform incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology. CentriMag is cleared by the FDA for use up to six hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under an FDA humanitarian device exemption (“HDE”) to be used as a right ventricular assist device for periods of support up to 30 days in patients in cardiogenic shock due to acute right ventricular failure. We have an ongoing study to evaluate the effectiveness of the CentriMag for periods of support for up to 30 days. CentriMag has CE Mark approval to provide support for up to 30 days for both cardiac and respiratory failure.

PediMag/PediVAS

PediMag and PediVAS are identical, extracorporeal full-flow acute surgical support platforms incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology, designed to provide acute surgical support to pediatric patients. The brand names differ according to indication for use, duration of support, and regulatory approval. PediMag is cleared by the FDA for use in conjunction with the CentriMag console and motor, for support periods of up to six hours. Outside the U.S., the device is branded as PediVAS. This device has CE Mark approval to provide support for up to 30 days for both cardiac and respiratory failure.

PVAD

PVAD is an external, pulsatile VAD, FDA approved for BTT, including home discharge, and post-cardiotomy myocardial recovery and provides left, right, and biventricular MCS. PVAD is a paracorporeal device that is less invasive than implantable VADs since only the cannula is implanted. The paracorporeal nature of PVAD provides several benefits including shorter implantation times (approximately two hours) and the ability to use the device in smaller patients.

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

IVAD

IVAD is an implantable, pulsatile VAD, FDA approved for BTT, including home discharge, and post-cardiotomy myocardial recovery and provides left, right or biventricular MCS. IVAD maintains the same blood flow path, valves and blood pumping mechanism as PVAD, but has an outer housing made of a titanium alloy that makes it suitable for implantation.

IVAD received FDA approval for BTT and recovery (post-cardiotomy) in August 2004. In June 2003, the IVAD received CE Mark approval, allowing for its commercial sale in Europe.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the three months ended March 30, 2013.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended
	(in thousands, except for percentage data)
	March 30, 2013%		March 31, 2012%

Product sales	$117,725	100.0%	$126,769	100.0%
Cost of product sales	35,073	29.8	38,887	30.7
Gross profit	82,652	70.2	87,882	69.3
Operating expenses:
Selling, general and administrative	34,745	29.5	31,201	24.6
Research and development	24,513	20.8	19,696	15.5
Total operating expenses	59,258	50.3	50,897	40.1
Income from operations	23,394	19.9	36,985	29.2
Other income and (expense):
Interest expense and other	(4)	(0.0)	(3)	(0.0)
Interest income and other	1,117	0.9	734	0.6
Income before income tax expense	24,507	20.8	37,716	29.8
Income tax expense	6,337	5.4	12,230	9.7
Net income	$18,170	15.4	$25,486	20.1

Three months ended March 30, 2013 and March 31, 2012

Product Sales

Product sales consisted of the following:

	Three Months Ended
	March 30, 2013	March 31, 2012	% Change
	(in thousands)

Total product sales	$117,725	$126,769	(7.1)%

In the first quarter of 2013 as compared to the first quarter of 2012, product sales decreased by $9.0 million or 7.1% driven by weaker sales volume across the HeartMate and Thoratec product lines. The HeartMate product line declined by $8.8 million, due primarily to the commercial launch of a competitive device, a dynamic that may continue to affect our results. Additionally, the Thoratec product line declined by $2.0 million. This was partially offset by the CentriMag and PediMag product line, which increased by $1.7 million. From a regional perspective, U.S. sales decreased by $11.5 million, while international sales increased by $2.5 million. In the U.S., three HeartMate II centers were added during the first quarter of 2013, bringing the total to 167 centers. Internationally, we added five centers during the first quarter of 2013, bringing the total to 164 centers.

Sales originating outside of the U.S. and U.S. export sales accounted for approximately 22% and 18% of our total product sales for each of the three months ended March 30, 2013 and March 31, 2012, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands, except percentages)
Total gross profit	$82,652	$87,882
Total gross margin	70.2%	69.3%

In the first quarter of 2013 as compared to the first quarter of 2012, gross margin increased by 0.9 percentage point, which was due primarily to manufacturing efficiency, lower warranty and amortization expenses, and the absence of fair value inventory adjustments in the first quarter of 2013, in part offset by the U.S. medical device excise tax, which we recorded for the first time in the first quarter of 2013 and which deducted approximately 0.9 percentage points from our gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012	% Change
	(in thousands)
Total selling, general and administration	$34,745	$31,201	11.4%

In the first quarter of 2013 as compared to the first quarter of 2012, selling, general and administrative expenses increased by $3.5 million primarily due to market development initiatives including sales force expansion, increased travel and other expenses, and an increase in share-based compensation associated with incremental headcount.

Research and Development Expenses

Research and development expenses were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012	% Change
	(in thousands)
Total research and development	$24,513	$19,696	24.5%

Research and development (R&D) expenses are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

In the first quarter of 2013 as compared to the first quarter of 2012, R&D expenses increased by $4.8 million due to incremental R&D headcount and activities, and next generation product development costs primarily related to HeartMate III, PHP, and the fully implantable system.

Interest Expense and Other

	Three Months Ended
	March 30, 2013	March 31, 2012	% Change
	(in thousands)
Interest expense and other	$(4)	$(3)	33.3%

The change in interest expense and other was not significant.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended
	March 30, 2013	March 31, 2012	% Change
	(in thousands)
Interest income	$246	$291	(15.5)%
Foreign currency, net	336	189	77.8%
Other	535	254	110.6%
Total interest income and other	$1,117	$734

The changes in interest income and foreign currency (net) were not significant. The change in other items was due the mark-to-market value of our deferred compensation plan assets during the current period.

Income Taxes

On January 2, 2013, the U.S. President signed into law The American Taxpayer Relief Act of 2012. This Act extends the research tax credit for two years to December 31, 2013. The extension of the research tax credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the enactment after the Company’s 2012 year end, we recognized, in the first quarter of 2013, a benefit of approximately $1.3 million for qualifying amounts incurred in 2012.

Our effective income tax rates for the three months ended March 30, 2013 and March 31, 2012, were 25.9% and 32.4%, respectively.  The decrease is primarily attributable to the 2012 federal research tax credits, which we recognized in first quarter of 2013 (in the period of enactment), as well as the 2013 federal research tax credits.

Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Because changes in our forecasted profitability for 2013 can significantly affect our projected annual effective tax rate, our quarterly tax rate could fluctuate significantly depending on our profitability.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

Cash and cash equivalents include highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.

Investments classified as short-term consist of various financial instruments such as municipal bonds, corporate bonds, variable demand notes, commercial paper and certificate of deposit. Bonds with high credit quality with maturities of greater than 90 days when purchased are classified as short-term available-for-sale investments. Investments classified as long-term consist of our investments in auction rate securities.

Following is a summary of our cash, cash equivalents and investments:

	March 30, 2013	December 29, 2012
	(in thousands)
Cash and cash equivalents	$91,459	$101,322
Short-term investments	160,505	148,426
Long-term investments	10,092	10,607
Total cash, cash equivalents and investments	$262,056	$260,355

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, and share repurchase programs for at least the next 12 months.

Cash Flow Activities

	March 30, 2013	March 31, 2012
	(in thousands)
Net cash provided by operating activities	$13,496	$41,256
Net cash provided by investing activities	(16,348)	4,249
Net cash used in financing activities	(6,239)	(1,736)
Effect of exchange rate changes on cash and cash equivalents	(772)	449
Net increase (decrease) in cash and cash equivalents	(9,863)	44,218

Cash Provided by Operating Activities

Cash provided by operating activities in the three months ended March 30, 2013 was $13.5 million and consisted of net income of $18.2 million, adjustments for non-cash items of $11.2 million, and cash used by working capital of $15.9 million. Adjustments for non-cash items primarily consisted of $6.2 million of share-based compensation expense, and $4.5 million of depreciation and amortization expense, offset by $0.7 million related to deferred income taxes and $1.3 million for excess tax benefits from share-based compensation. Cash used by working capital activities was primarily due to an increase in inventory of $11.1 million and a reduction of current and non-current liabilities totaling $7.3M. This was in part offset by lower accounts receivable of $2.8 million.

Cash provided by operating activities in the three months ended March 31, 2012 was $41.3 million and consisted of net income of $25.5 million, adjustments for non-cash items of $9.1 million, and cash provided by working capital of $6.7 million. Adjustments for non-cash items primarily consisted of $4.9 million of share-based compensation expense, and $4.9 million of depreciation and amortization expense, offset by $0.8 million related to deferred income taxes and $1.5 million for excess tax benefits from share-based compensation. Cash provided by working capital activities was primarily due to a decrease in inventory of $7.5 million and higher current and non-current liabilities totaling $10.8 million. This was in part offset by higher accounts receivable of $10.5 million.

Cash Provided by Investing Activities

Cash used in investing activities in the three months ended March 30, 2013 of $16.3 million was primarily attributable to the purchase of available for sale investments of $ 48.7 million and capital expenditures of $3.8 million to support our manufacturing facilities and administration growth.  This was partially offset by maturities and sales of available for sale investments of $36.2 million.

Cash provided in investing activities in the three months ended March 31, 2012 of $4.2 million was primarily attributable to the maturities and sales of available for sale investments of $62.2 million.  This was partially offset by the purchase of available for sale investments of $56.4 million and capital expenditures of $1.6 million to support our manufacturing facilities and administration growth.

Cash Used in Financing Activities

Cash used in financing activities in the three months ended March 30, 2013 of $6.2 million was primarily comprised of $5.8 million used to repurchase vested restricted stock units for settlement of income tax withholding liabilities and the payment of contingent consideration of $4.2 million.  This was partially offset by proceeds of $2.5 million related to stock option exercises and $1.3 million from excess tax benefits for share-based compensation.

Cash used in financing activities in the three months ended March 31, 2012 of $1.7 million was primarily comprised of $4.7 million used to repurchase vested restricted stock units for settlement of income tax withholding liabilities and the payment of contingent consideration of $1.5 million.  This was partially offset by proceeds of $3.0 million related to stock option exercises and $1.5 million from excess tax benefits for share-based compensation.

Stock Repurchase Program

On November 26, 2012, our Board of Directors authorized the repurchase of up to $150 million shares of the Company’s `common stock (“November 2012 program”). As part of the authorization, the Company entered into an Accelerated Share Repurchase (ASR) agreement with J.P. Morgan, under which we agreed to repurchase an aggregate of $75.0 million of our common stock. Under the ASR program, we paid $75.0 million and received an initial delivery of approximately 1.5 million shares, which represented 75% of the ASR program’s estimated value at inception. At the maturity of the program in the first quarter of 2013, an additional 0.6 million shares were delivered to the Company. The total value of the shares repurchased by the Company under the ASR program was based on a per share price of $36.00, representing the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount. As of March 30, 2013, $75.0 million is available for repurchases of shares of our common stock under the November 2012 program.

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of 163,290 shares purchased during the three months ended March 30, 2013 was $5.8 million, and the aggregate value of 136,430 shares purchased during the three months ended March 31, 2012 was $4.7 million.

Off Balance Sheet Arrangements

We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized and automatically renews on June 30th of each year, unless terminated by one of the parties. As of March 30, 2013, our Letter of Credit balance was approximately $0.8 million.

Credit Facility

On December 19, 2011, we obtained an unsecured revolving credit facility that provides for up to $50.0 million in revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains certain financial covenants. We were in compliance with all such covenants as of March 30, 2013. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of March 30, 2013, there were no borrowings under this credit facility.

Contractual Obligations

As of March 30, 2013, the liability for uncertain tax positions was $11.7 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with this liability, we are unable to make a reasonably reliable estimate of the amount and period in which this liability might be paid.

During the three months ended March 30, 2013 there were no material changes to our contractual obligations reported in our 2012 Annual Report on Form 10-K outside our normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

A 50 basis point reduction in interest rates on our investment portfolio and cash equivalents that bear variable interest would have an immaterial impact to interest income on the consolidated statements of operations. In addition, if interest rates were to rise, the market value of our investment portfolio would decline, which could result in a loss if we were to choose or be forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points, the change in our net unrealized loss on our short and long-term investments would be $1.6 million. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

The fair value of our forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contracts, taking into account the change in currency exchange rates. A 10% directional change in the non-functional currency exchange rates as of March 30, 2013 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $11.1 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of March 30, 2013. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 30, 2013 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2013, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2012 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended March 30, 2013.

The following table sets forth certain information about our common stock repurchased during the three months ended March 30, 2013:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in $000) of shares that may yet be purchased under the plans or programs(2)
	(in thousands, except per share data)
December 31, 2012 through January 31, 2013	3,308	$36.64	—	$75,000
February 1, 2013 through February 28, 2013	31,403	$35.65	603,995	$75,000
March 1, 2013 through March 30, 2013	128,579	$35.48	—	$75,000
Total	163,290	$35.53	603,995	$75,000

On November 26, 2012, we announced that the Board of Directors had authorized the repurchase of up to $150 million of the Company’s shares of common stock (“November 2012 program”). As part of the authorization, the Company entered into a $75.0 million Accelerated Share Repurchase (“ASR”) agreement with J.P. Morgan, which began immediately. Under the ASR agreement, Thoratec received an initial delivery of 1,479,095 shares, which represented 75% of the ASR program’s estimated value at inception. At the maturity of the ASR program in the first quarter of 2013, we received an additional 603,995 shares. The total number of the shares repurchased by the Company under the ASR program was based on a per share price of $36.00, representing the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount. The balance of the authorization allows us to acquire shares in the open market or in privately negotiated transactions prior to the program’s expiration date.

(1)                                 Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and restricted stock units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

(2)                                 Cumulative amounts through each respective month ending in 2013.

ITEM 6. EXHIBITS

10.34	Thoratec Corporation Corporate Executive Incentive Plan FY 2013, effective for certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101***

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three months ended March 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of March 30, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 30, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2013 and March 31, 2012, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: May 3, 2013	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: May 3, 2013	/s/ Taylor C. Harris
Taylor C. Harris
Chief Financial Officer and Principal Accounting Officer