Form 10-Q
period 2013-06-29
THORATEC CORP
filed 2013-08-01
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of July 26, 2013, the registrant had 57,528,311 shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information	2
Item 1. Unaudited Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of June 29, 2013 and December 29, 2012	2
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 29, 2013 and June 30, 2012	3
Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 29, 2013 and June 30, 2012	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 29, 2013 and June 30, 2012	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	28
Signatures	29
Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 29, 2013	December 29, 2012

ASSETS
Current assets:
Cash and cash equivalents	$110,194	$101,322
Short-term available-for-sale investments	150,506	148,426
Receivables, net of allowances of $2,289 and $2,127, respectively	67,950	70,471
Inventories	64,972	47,100
Deferred tax assets	10,626	10,626
Income tax receivable	13,798	11,950
Prepaid expenses and other assets	7,784	7,162
Total current assets	425,830	397,057
Property, plant and equipment, net	47,450	45,892
Goodwill	192,285	194,182
Purchased intangible assets, net	28,284	33,571
Long-term available-for-sale investments	10,155	10,607
Other long-term assets	28,875	17,055
Total Assets	$732,879	$698,364
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,576	$19,959
Accrued compensation	17,490	25,409
Contingent liabilities, current portion	6,138	4,220
Other accrued liabilities	15,004	19,098
Total current liabilities	57,208	68,686
Long-term deferred tax liability	1,241	2,780
Other long-term liabilities	12,889	12,323
Contingent liabilities, non-current portion	11,694	17,832
Total Liabilities	83,032	101,621
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 57,514 and 57,584 as of June 29, 2013 and December 29, 2012, respectively	—	—
Additional paid-in capital	607,370	577,448
Retained earnings	59,229	34,364
Accumulated other comprehensive loss:
Unrealized loss on investments	(1,148)	(1,141)
Cumulative translation adjustments	(15,604)	(13,928)
Total accumulated other comprehensive loss	(16,752)	(15,069)
Total Shareholders’ Equity	649,847	596,743
Total Liabilities and Shareholders’ Equity	$732,879	$698,364

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Product sales	$130,479	$118,659	$248,204	$245,428
Cost of product sales	41,000	36,022	76,073	74,909
Gross profit	89,479	82,637	172,131	170,519
Operating expenses:
Selling, general and administrative	34,924	32,013	69,669	63,214
Research and development	21,506	19,808	46,019	39,504
Total operating expenses	56,430	51,821	115,688	102,718
Income from operations	33,049	30,816	56,443	67,801
Other income and (expense):
Interest expense and other	—	—	(4)	(3)
Interest income and other	213	88	1,330	822
Income before income taxes	33,262	30,904	57,769	68,620
Income tax expense	(10,073)	(10,096)	(16,410)	(22,326)
Net income	$23,189	$20,808	$41,359	$46,294

Net Income per share:
Basic	$0.40	$0.35	$0.72	$0.79
Diluted	$0.40	$0.35	$0.71	$0.78
Shares used to compute income per share:
Basic	57,429	58,737	57,457	58,587
Diluted	58,120	59,518	58,398	59,513

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$23,189	$20,808	$41,359	$46,294
Unrealized gains (losses) on investments (net of taxes (benefits) of $(142) and $405 for the three months ended June 29, 2013 and June 30, 2012, respectively, and $5 and $420 for the six months ended June 29, 2013 and June 30, 2012, respectively)	(225)	598	(7)	625
Foreign currency translation adjustments	612	(1,466)	(1,676)	165
Total other comprehensive income (loss)	387	(868)	(1,683)	790
Comprehensive income	$23,576	$19,940	$39,676	$47,084

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net Income	$41,359	$46,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,175	9,738
Investment premium amortization, net	1,750	1,049
Allowance for bad debt	201	—
Non-cash interest income (expense) and other	(532)	351
Tax benefit related to stock options	1,351	1,624
Share-based compensation expense	13,372	10,467
Excess tax benefits from share-based compensation	(1,424)	(1,679)
Loss on disposal of assets	88	42
Change in net deferred tax liability	120	(1,672)
Changes in assets and liabilities:
Receivables	2,146	(8,233)
Inventories	(19,136)	7,858
Other current and non-current assets	920	214
Accounts payable	(326)	3,004
Income taxes, net	(3,807)	3,303
Other current and non-current liabilities	(9,160)	2,206
Net cash provided by operating activities	36,097	74,566

Cash flows from investing activities:
Purchases of available-for-sale investments	(71,506)	(87,595)
Sales and maturities of available-for-sale investments	67,587	110,160
Purchases of property, plant and equipment	(5,680)	(3,937)
Long-term restricted cash (Note 12)	(13,000)	—
Net cash provided by (used in) investing activities	(22,599)	18,628

Cash flows from financing activities:
Payment of contingent consideration	(4,220)	(1,518)
Proceeds from stock option exercises	2,893	3,671
Proceeds from stock issued under employee stock purchase plan	2,536	1,896
Excess tax benefits from share-based compensation	1,424	1,679
Repurchase and retirement of common shares	(6,889)	(5,352)
Net cash provided by (used in) financing activities	(4,256)	376
Effect of exchange rate changes on cash and cash equivalents	(370)	(292)
Net increase in cash and cash equivalents	8,872	93,278
Net cash and cash equivalents at beginning of period	101,322	42,661
Net cash and cash equivalents at end of period	$110,194	$135,939

Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$18,696	$18,947
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$1,152	$1,686
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$279	$916

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, and Level 3 during either the first six months of 2013 or first six months of 2012.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of June 29, 2013:
Cash equivalents:
Money market funds	$57,981	$57,981	$—	$—
Commercial paper	8,600	—	8,600	—
Municipal bonds	11,735	—	11,735	—
Short-term investments:
Municipal bonds	128,508	—	128,508	—
Variable demand notes	7,700	—	7,700	—
Corporate bonds	4,302	—	4,302	—
Commercial paper	7,996	—	7,996	—
Certificate of deposit	2,000	—	2,000	—
Prepaid expenses and other assets:
Foreign exchange contracts	1,580	—	1,580	—
Long-term investments:
Auction rate securities	10,155	—	—	10,155
Other long-term assets:
Investments included in our deferred compensation plan	2,475	—	2,475	—
Marketable equity securities	2,298	2,298	—	—
Other accrued liabilities
Foreign exchange contracts	344	—	344	—
Contingent consideration (current and long-term portions)	$17,832	$—	$—	$17,832

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of December 29, 2012:
Cash equivalents:
Money market funds	$59,230	$59,230	$—	$—
Commercial paper	4,998	—	4,998	—
Municipal bonds	3,045	—	3,045	—
Corporate bonds	380	—	380	—
Short-term investments:
Municipal bonds	107,533	—	107,533	—
Variable demand notes	21,330	—	21,330	—
Corporate bonds	12,258	—	12,258	—
Commercial paper	5,299	—	5,299	—
Certificate of deposit	2,006	—	2,006	—
Prepaid expenses and other assets:
Foreign exchange contracts	16	—	16	—
Long-term investments:
Auction rate securities	10,607	—	—	10,607
Other long-term assets:
Investments included in our deferred compensation plan	1,731	—	1,731	—
Marketable equity securities	2,602	2,602	—	—
Other accrued liabilities
Foreign exchange contracts	380	—	380	—
Contingent consideration (current and long-term portions)	$22,052	$—	$—	$22,052

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

•                  Contingent consideration — The fair value of the contingent consideration in connection with the acquisition of the medical business of Levitronix LLC (Levitronix Medical) in August 2011 requires significant management judgment or estimation and is calculated using the income approach, utilizing various revenue assumptions and applying a probability to each outcome. By applying this method, the estimated undiscounted range of outcomes was from $9.7 million to $37.4 million. The fair value of the contingent consideration as of the acquisition date was estimated and recorded at $23.6 million. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded within operating expense within our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. The accretion of interest expense was not significant for all periods presented. In the first six months of 2013 and 2012, we paid $4.2 million and $1.5 million, respectively, of the contingent consideration. As of June 29, 2013, the estimated fair value of the remaining contingent consideration was $17.8 million.

Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate fair value, amortized cost basis and gross unrealized gains and losses of available-for-sale investments by major security type were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of June 29, 2013:
Short-term investments:
Municipal bonds	$128,424	$135	$(51)	$128,508
Variable demand notes	7,700	—	—	7,700
Corporate bonds	4296	6	—	4,302
Commercial paper	7,996	—	—	7,996
Certificate of deposit	2,000	—	—	2,000
Total short-term investments	$150,416	$141	$(51)	$150,506
Long-term investments:
Auction rate securities	$11,100	$—	$(945)	$10,155
Other long-term assets:
Marketable equity securities(A)	2,996	—	(698)	2,298
Total long-term	$14,096	$—	$(1,643)	$12,453
As of December 29, 2012:
Short-term investments:
Municipal bonds	$107,416	$136	$(19)	$107,533
Variable demand notes	21,330	—	—	21,330
Corporate bonds	12,244	17	(3)	12,258
Commercial paper	5,298	1	—	5,299
Certificate of deposit	2,000	6	—	2,006
Total short-term investments	$148,288	$160	$(22)	$148,426
Long-term investments:
Auction rate securities	$11,900	$—	$(1,293)	$10,607
Other long-term assets:
Marketable equity securities	2,996	—	(394)	2,602
Total long-term	$14,896	$—	$(1,687)	$13,209

(A)       As of June 29, 2013 and December 29, 2012, our available-for-sale equity securities have been in a continuous loss position for less than 12 months.

As of June 29, 2013, we owned approximately $11.1 million face amount of auction rate securities classified as long-term. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between AAA and BBB. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to 35 days.

Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

As of June 29, 2013, we had recorded an estimated cumulative unrealized loss of $0.9 million ($0.6 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within the consolidated shareholders’ equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). Our auction rate securities are classified as long-term and are valued at $10.2 million using significant unobservable inputs. Further, we continue to liquidate investments in auction rate securities as opportunities arise. In the first six months of 2013, we liquidated at par value $0.8 million of our auction rate securities.

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

	June 29, 2013	December 29, 2012
	(in thousands)
Deferred compensation plan	$5,055	$4,225

The unrealized gain before tax from the change in the value of the deferred compensation plan was $0.3 million during the first six months of 2013 and 2012.

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows as of June 29, 2013:

	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$106,528	$106,612
Maturing after 1 year through 5 years	43,888	43,894
Short-term available-for-sale investments	150,416	150,506
Maturing after 5 years	11,100	10,155
	$161,516	$160,661

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the auction rate securities during the first six months of 2013:

Auction Rate Securities
(in thousands)
Balance as of December 29, 2012	$10,607
Settlements at par	(800)
Unrealized gain on auction rate securities, included in other comprehensive income (loss)	348
Balance as of June 29, 2013	$10,155

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

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of contingent consideration during the first six months of 2013:

Contingent Consideration
(in thousands)
Balance as of December 29, 2012	$22,052
Payments	(4,220)
Change in fair value	—
Balance as of June 29, 2013	$17,832

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 29, 2013:

	Fair Value at June 29, 2013 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range)
Auction rate securities	$10,155	Discounted cash flow	Discount rate	1.41% (1.41%)
			Market credit spread	2.60% (0.70% - 3.14%)
			Liquidity factor	0.00% (0.00% - 0.00%)

Contingent consideration	$17,832	Multiple outcome discounted cash flow	Annual Revenue	$38.9 million ($25.7 million to $46.0 million)
			Discount rate	1.08% (0.77% - 1.45%)
			Probability of occurrence	20% (5% - 50%)

Auction rate securities

The significant unobservable inputs used in the fair value measurement of the auction rate securities are the weighted average discount rate, market credit spread and liquidity factor. A significant increase (decrease) in the discount rate in isolation could result in a significantly higher (lower) fair value measurement, whereas a significant increase (decrease) in the market credit spread and liquidity factor in isolation could result in a significantly lower (higher) fair value measurement. Although the discount rate as compared to the market credit spread and liquidity factors are not directly related, they will generally move in opposite directions.

The fair value of auction rate securities is calculated on a quarterly basis by senior management based on a collaborative effort of the corporate treasury and accounting groups. To assess the reasonableness of the fair value measurement, management compares its fair value measurement to the values calculated by independent third parties.

Contingent consideration

The estimated fair value of the liability for contingent consideration represents revenue targets related to the Levitronix Medical acquisition. The fair value of the liability is determined using a discounted cash flow methodology with significant inputs that include projected revenue, discount rate and percent probability of occurrence. A significant increase (decrease) in the projected revenue in isolation could result in a significantly higher (lower) fair value measurement; a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement; and the changes in the probability of occurrence between the outcomes in isolation could result in a significantly lower or higher fair value measurement.

The fair value of the contingent consideration is calculated on a quarterly basis by management based on a collaborative effort of our operations, finance and accounting groups. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue targets as compared to initial projections, the impact of market competition, and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the condensed consolidated statement of operations. No adjustment was necessary in the first six months of 2013 and 2012.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. No impairment was recorded in the first six months of 2013 and 2012.

Note 3. Foreign Exchange Instruments

We utilize foreign currency forward exchange contracts and options with recognized financial institutions to manage our exposure to the impact of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated sales and purchase transactions. We do not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, British Pound Sterling and U.S. Dollar. The periods of these forward contracts range up to six months and the notional amounts are intended to be consistent with changes in the underlying exposures. We intend to exchange foreign currencies for U.S. Dollars at maturity.

Total gross notional amounts for outstanding derivatives instruments were as follows:

	June 29, 2013	December 29, 2012
Forward contracts:
Euro (sell)	€17.6 million	€13.9 million
British Pound Sterling (sell)	£1.3 million	£1.8 million
U.S. Dollar (sell)	$30.3 million	$5.3 million
U.S. Dollar (buy)	$83.0 million	$73.5 million

The following table shows the derivative instruments measured at gross fair value reported on the condensed consolidated balance sheets:

	June 29, 2013
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$1,580	$344

	December 29, 2012
	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$16	$380

The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Foreign currency exchange gain (loss) on foreign contracts	$(1,477)	$5,256	$1,304	$2,331
Foreign currency transactions gain (loss)	1,437	(5,423)	(1,008)	(2,309)

Note 4. Balance Sheet Information

The following tables provide details of selected condensed consolidated balance sheets items as of the end of each period:

Inventories consisted of the following:

	June 29, 2013	December 29, 2012
	(in thousands)
Finished goods	$22,626	15,087
Work in process	13,142	11,020
Raw materials	29,204	20,993
Total	$64,972	47,100

Property, plant and equipment, net consisted of the following:

	June 29, 2013	December 29, 2012
	(in thousands)
Land, building and improvements	$20,601	$20,543
Equipment and capitalized software	49,935	46,290
Furniture and leasehold improvements	22,345	20,933
Total	92,881	87,766
Less accumulated depreciation	(45,431)	(41,874)
Total	$47,450	$45,892

Depreciation expense was $2.2 million and $4.1 million for the three and six months ended June 29, 2013, respectively, and $2.1 million and $4.2 million for the three and six months ended June 30, 2012, respectively.

Warranty provision, included in “Other accrued liabilities” on the condensed consolidated balance sheets, and the changes in the balances for the six months ended June 29, 2013 and June 30, 2012 were as follows:

	June 29, 2013	June 30, 2012
	(in thousands)
Balance, beginning of the period	$2,212	$2,452
Additions	420	989
Settlements	(945)	(769)
Balance, end of the period	$1,687	$2,672

Changes in Accumulated Other Comprehensive Loss by component during the first six months of 2013:

	Foreign currency items (A)	Unrealized gain (loss) on available-for-sale securities (A)	Total
	(in thousands)
Balance as of December 29, 2012	$(13,928)	$(1,141)	$(15,069)
Other comprehensive loss before reclassification	(1,676)	(7)	(1,683)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(1,676)	(7)	(1,683)
Balance as of June 29, 2013	$(15,604)	$(1,148)	$(16,752)

(A)       All amounts are net of tax.

Note 5. Goodwill and Intangible Assets, net

The carrying amount of goodwill and the changes in the balances during the first six months of 2013 were as follows:

Balance as of December 29, 2012	$194,182
Foreign currency translation impact	(1,897)
Balance as of June 29, 2013	$192,285

Intangibles (net of accumulated amortization and impairment) were as follows:

	As of June 29, 2013
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Patents and trademarks	$43,506	$(34,155)	$—	$9,351
Core technology	37,180	(22,187)	(12,642)	2,351
Developed technology	128,013	(79,113)	(37,600)	11,300
Pre-existing license agreement	2,300	(630)	—	1,670
Customer based relationships and other	6,622	(3,119)	—	3,503
	217,621	(139,204)	(50,242)	28,175
Foreign currency translation impact	109	—	—	109
Total purchased intangible assets	$217,730	$(139,204)	$(50,242)	$28,284

	As of December 29, 2012
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Patents and trademarks	$43,475	$(33,463)	$—	$10,012
Core technology	37,180	(21,388)	(12,642)	3,150
Developed technology	127,940	(76,379)	(37,600)	13,961
Pre-existing license agreement	2,300	(465)	—	1,835
Customer based relationships and other	6,578	(2,220)	—	4,358
	217,473	(133,915)	(50,242)	33,316
Foreign currency translation impact	255	—	—	255
Total purchased intangible assets	$217,728	$(133,915)	$(50,242)	$33,571

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

Amortization expense related to identifiable intangible assets was $2.6 million and $5.1 million for the three and six months ended June 29, 2013, respectively, and $2.7 million and $5.5 million for the three and six months ended June 30, 2012, respectively.

Estimated amortization expenses for the next five fiscal years and all years thereafter are as follows:

(in thousands)
Fiscal year:
Remainder of 2013	$5,418
2014	6,695
2015	4,562
2016	3,335
2017	2,537
Thereafter	5,737
Total	$28,284

Note 6. Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50 million in revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The credit agreement contains financial covenants. We were in compliance with all such covenants as of June 29, 2013. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of June 29, 2013, there were no borrowings under this credit facility.

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

The Board of Directors authorizes the granting of options, RSUs and other type of awards to employees and consultants. The exercise prices of the options shall not be less than the fair market value of common stock on the date of grant. The fair value of RSUs granted is determined based on the number of RSUs granted and the quoted price of our common stock on the date of grant. As of June 29, 2013, approximately 3.45 million shares remained available for issuance under the 2006 Plan.

Additionally, we sponsor an Employee Stock Purchase Plan (the “ESPP”) in which eligible employees may contribute up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period. As of June 29, 2013, approximately 340,000 shares remained available for issuance under the ESPP.

Share-based compensation consists of the following:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Cost of product sales	$616	$550	$1,187	$1,115
Selling, general and administrative expenses	4,625	3,409	8,308	6,388
Research and development	1,964	1,586	3,877	3,102
Total share-based compensation expense before taxes	7,205	5,545	13,372	10,605
Tax benefit for share-based compensation expense	2,790	2,069	5,070	3,959
Total share-based compensation (net of taxes)	$4,415	$3,476	$8,302	$6,646

Share-based compensation costs of $0.5 million and $0.2 million were capitalized to inventory as of June 29, 2013 and December 29, 2012, respectively.

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Risk free interest rate (weighted average)	1.57%	1.22%	1.36%	1.42%
Expected volatility	37%	43%	37%	43%
Expected option term (years)	4.93	4.83 to 5.86	4.92 to 5.89	4.81 to 5.83
Dividends	None	None	None	None

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

•                  Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•                  Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options as of December 29, 2012	2,498	$25.98	6.27
Granted	559	35.70
Exercised	(156)	18.52
Forfeited or expired	(50)	32.05
Outstanding options as of June 29, 2013	2,851	$28.19	6.60
Outstanding options exercisable as of June 29, 2013	1,515	$23.83	4.65
Outstanding options vested as of June 29, 2013 and expected to vest	2,766	$28.01	6.52

As of June 29, 2013, there was $10.2 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 1.73 years.

Restricted Stock Units

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units as of December 29, 2012	1,462	$31.52	1.37
Granted	545	35.28
Released	(490)	30.09
Forfeited or expired	(53)	32.89
Outstanding units as of June 29, 2013	1,464	$33.35	1.66

As of June 29, 2013, there was $40.0 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 2.63 years.

Employee Stock Purchase Plan

The estimated subscription date fair value of the offering under the ESPP for each of the six months ended June 29, 2013 and June 30, 2012 was approximately $0.5 million, using the Black-Scholes option pricing model and the following assumptions:

	Six Months Ended
	June 29, 2013	June 30, 2012
Risk-free-interest rate	0.08%	0.15%
Expected volatility	30%	40%
Expected option life	0.50 years	0.50 years
Dividends	None	None

As of June 29, 2013, there was approximately $0.4 million of unrecognized compensation expense related to ESPP subscriptions that began on May 1, 2013, which amount we expect to recognize through October 31, 2013.

Note 8.  Common and Preferred Stock

On November 26, 2012, our Board of Directors authorized the repurchase of up to $150 million of shares of the Company’s common stock (“November 2012 program”). As part of the authorization, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with an investment bank, under which we agreed to repurchase an aggregate of $75.0 million of our common stock. Under the ASR program, we paid $75.0 million and received an initial delivery of approximately 1.5 million shares, which represented 75% of the ASR program’s estimated value at inception. At the maturity of the program in the first quarter of 2013, an additional 0.6 million shares were delivered to the Company. The total value of the shares repurchased by the Company under the ASR program was based on a per share price of $36.00, representing the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount. As of June 29, 2013, $75.0 million was available for repurchases of shares of our common stock under the November 2012 program.

At the inception of the ASR program, we recorded $18.8 million as an equity forward contract, which was included in Additional-Paid-in Capital. We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. Accordingly, at the settlement date, when we received the 0.6 million shares, we reduced the equity forward contract value by $18.8 million and allocated $6.9 million to APIC (based on the average-issuance price per share of all shares outstanding prior to the settlement) and $11.8 million to retained earnings (based on the excess amount over the average-issuance price per share of all shares outstanding).

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased during the three and six months ended June 29, 2013 was approximately $1.1 million and $6.9 million, respectively. The aggregate value of shares purchased during the three and six months ended June 30, 2012 was approximately $0.1 million and $4.9 million, respectively.

Note 9.  Income Taxes

On January 2, 2013, the U.S. President signed into law The American Taxpayer Relief Act of 2012. This Act extends the research tax credit for two years to December 31, 2013. The extension of the research tax credit is retroactive and includes amounts paid or incurred after December 29, 2011. As a result of the enactment after the Company’s 2012 year end, we recognized, in the first quarter of 2013, a benefit of approximately $1.3 million for qualifying amounts incurred in 2012.

Our effective income tax rates for the three months ended June 29, 2013 and June 30, 2012 were 30.3% and 32.7%, respectively.  Our effective income tax rates for the six months ended June 29, 2013 and June 30, 2012 were 28.4% and 32.5%, respectively. The decrease is primarily attributable to the 2012 federal research tax credits, which we recognized in the first quarter of 2013 (in the period of enactment), as well as the 2013 federal research tax credits.

During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $4.1 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

Note 10. Segment and Geographic Information

The accounting standard for segment reporting establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on an evaluation of our business, including the operations acquired in the Levitronix Medical transaction, we determined that we have one operating segment, Cardiovascular group. This segment is organized and operates to develop and manufacture mechanical circulatory products to support the cardiovascular systems of humans.

Product sales attributed to a country or region include product sales to hospitals, physicians and distributors and are based on final destinations where the products are sold. No individual customer or individual country outside of the U.S. accounted for more than 10% of product sales during the three and six months ended June 29, 2013 or during the three and six months ended June 30, 2012.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Product sales by geographic location:
Domestic	$98,766	$97,131	$191,035	$200,992
International	31,713	21,528	57,169	44,436
Total	$130,479	$118,659	$248,204	$245,428

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Product sales by product line:
HeartMate	$115,646	$106,243	$218,567	$217,933
Thoratec	2,684	3,776	6,516	9,564
CentriMag	11,515	8,049	21,879	16,703
Other	634	591	1,242	1,228
Total	$130,479	$118,659	$248,204	$245,428

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Product sales by category:
Pump	$93,428	$85,774	$177,759	$178,293
Non-Pump	36,417	32,294	69,203	65,907
Other	634	591	1,242	1,228
Total	$130,479	$118,659	$248,204	$245,428

11.  Net Income Per Share

Restricted stock awards (“RSA”) previously granted under the 2006 Plan are subject to repurchase and have non-forfeitable rights to receive dividends as common stock and therefore are considered participating securities. All outstanding RSAs were fully vested at the end of 2012. Under the two-class method, basic and diluted net income per common share are determined by calculating net income per share for common stock and participating securities based on participation rights in undistributed earnings. Dilutive net income per common share also considers the dilutive effect of in-the-money stock options and restricted stock units, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and restricted stock units includes the amount of unrecognized compensation cost attributable to future services, assumed proceeds from the exercise of the options, and the incremental income tax benefit or liability that would be recorded in additional-paid-in capital when the award becomes deductible.

Basic and diluted net income per common share attributable to common shareholders under the two-class method was calculated as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands, except per share data)
Basic net income per common share calculation
Net Income	$23,189	$20,808	$41,359	$46,294
Net Income allocated to participating securities	—	—	—	(19)
Net Income attributable to common shareholders	$23,189	$20,808	$41,359	$46,275

Weighted average number of common shares used to compute basic net income per common share	57,429	58,737	57,457	58,587

Basic net income per common share	$0.40	$0.35	$0.72	$0.79

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands, except per share data)
Diluted net income per common share calculation
Net income	$23,189	$20,808	$41,359	$46,294
Net income allocated to participating securities	—	—	—	(19)
Net income attributable to common shareholders	$23,189	$20,808	$41,359	$46,275

Weighted average number of common shares used to compute basic net income per common share	57,429	58,737	57,457	58,587
Dilutive effect of stock-based compensation plans	691	781	941	926
Weighted average number of common shares used to compute diluted net income per common share	58,120	59,518	58,398	59,513

Diluted net income per common share	$0.40	$0.35	$0.71	$0.78

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,149	627	963	443

12.  Subsequent Event

On June 30, 2013 (the first day of our third quarter of fiscal 2013), we entered into an Asset Purchase Agreement with Terumo Corporation (“Terumo”) and completed the acquisition of certain assets and assumed certain liabilities related to the DuraHeart II Left Ventricular Assist System product line previously under development by Terumo.  We paid $13.0 million at the closing on June 30, 2013 in cash (which was held in escrow, and included within Other long-term assets in the accompanying condensed consolidated balance sheet as of June 29, 2013), and agreed to pay future milestone payments of up to $43.5 million, based on regulatory approvals and product sales. No amounts were held in escrow at the closing of the acquisition on June 30, 2013.  This acquisition will be accounted for as a business combination, and the assets and liabilities will be recorded as of the acquisition date at their respective fair values. The impact of the acquisition is not reflected in our unaudited condensed consolidated financial statements as of and for the period ended June 29, 2013, or in these corresponding notes. Through June 29, 2013, acquisition-related expenses associated with this transaction were $1.3 million. We are in the process of completing the purchase price allocation and pro-forma results of operations for this acquisition.

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

On June 30, 2013 (the first day of our third quarter of fiscal 2013), we entered into an Asset Purchase Agreement with Terumo Corporation (“Terumo”) and completed the acquisition of certain assets and assumed certain liabilities related to the DuraHeart II Left Ventricular Assist System (“DuraHeart II”) product line previously under development by Terumo.  We paid at the closing $13.0 million in cash, and agreed to pay future milestone payments of up to $43.5 million, based on regulatory approvals and product sales.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the six months ended June 29, 2013.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
	(in thousands, except for percentage data)
Product sales	$130,479	100.0%	$118,659	100.0%	$248,204	100.0%	$245,428	100.0%
Cost of product sales	41,000	31.4	36,022	30.4	76,073	30.6	74,909	30.5
Gross profit	89,479	68.6	82,637	69.6	172,131	69.4	170,519	69.5
Operating expenses:
Selling, general and administrative	34,924	26.8	32,013	27.0	69,669	28.1	63,214	25.8
Research and development	21,506	16.5	19,808	16.6	46,019	18.5	39,504	16.0
Total operating expenses	56,430	43.3	51,821	43.6	115,688	46.6	102,718	41.8
Income from operations	33,049	25.3	30,816	26.0	56,443	22.8	67,801	27.7
Other income and (expense):
Interest expense and other	—	—	—	—	(4)	—	(3)	—
Interest income and other	213	0.2	88	0.1	1,330	0.5	822	0.3
Income before income taxes	33,262	25.5	30,904	26.1	57,769	23.3	68,620	28.0
Income tax expense	(10,073)	(7.7)	(10,096)	(8.5)	(16,410)	(6.6)	(22,326)	(9.1)
Net income	$23,189	17.8	$20,808	17.6	$41,359	16.7	$46,294	18.9

Three and six months ended June 29, 2013 and June 30, 2012

Product Sales

Product sales consisted of the following:

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
	(in thousands)			(in thousands)
Total product sales	$130,479	$118,659	10.0%	$248,204	$245,428	1.1%

In the second quarter of 2013 as compared to the second quarter of 2012, product sales increased by $11.8 million or 10%, driven by strong sales volume of our HeartMate II and CentriMag products. HeartMate II contributed approximately $9.4 million to the increase, driven by unit growth of 9% due primarily to the expansion of our international business, which included the commercial launch in Japan. The CentriMag and PediMag product line contributed approximately $3.5 million to the increase. The increase was partially offset by a decline of approximately $1.1 million in sales of the Thoratec product line. From a regional perspective, the U.S. sales contributed approximately $1.6 million to the increase, while international sales contributed approximately $10.2 million.

In the first six months of 2013 as compared to the first six months of 2012, product sales increased by $2.8 million or 1.1%, driven by strong sales volume of our CentriMag products. HeartMate II contributed approximately $0.6 million to the increase, while the CentriMag and PediMag product line contributed approximately $5.2 million to the increase. The increase was partially offset by a decline of approximately $3.0 million in sales of the Thoratec product line. From a regional perspective, U.S. sales declined by approximately $9.9 million, while international sales increased by approximately $12.7 million. HeartMate II growth in the United States through the first six months of 2013 remained pressured by the recent launch of a competitive device, a dynamic which we anticipate will continue to affect our results.

There were 167 HeartMate II centers in the U.S. throughout the second quarter of 2013. Outside of the U.S., we added 11 centers during the second quarter of 2013, bringing the international total to 175 centers.

Sales originating outside of the U.S. and U.S. export sales collectively accounted for approximately 24% and 18% of our total product sales for each of the second quarter of 2013 and the second quarter of 2012, respectively, and approximately 23% and 18% of our total product sales for each of the first six months of 2013 and the first six months of 2012, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands, except percentages)
Total gross profit	$89,479	$82,637	$172,131	$170,519
Total gross margin	68.6%	69.6%	69.4%	69.5%

In the second quarter of 2013 as compared to the second quarter of 2012, gross margin decreased by one percentage point, while during the first six months of 2013 as compared to the first six months of 2012, gross margin decreased by one tenth percentage point. This decrease was primarily due to manufacturing variances and the impact of the U.S. medical device excise tax, which we recorded for the first time in 2013, offset in part by lower intangible amortization expenses and the absence of the Levitronix Medical fair market value inventory adjustments in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
	(in thousands)			(in thousands)
Total selling, general and administrative expenses	$34,924	$32,013	9.1%	$69,669	$63,214	10.2%

In the second quarter of 2013 as compared to the second quarter of 2012, selling, general and administrative expenses increased by $2.9 million, while in the first six months of 2013 as compared to the first six months of 2012, selling, general and administrative expenses increased by $6.5 million. The increases were primarily due to incremental personnel supporting our market development initiatives and the acquisition related expenses for DuraHeart II, offset by reduced consulting expense and the absence of a charge related to the termination of a distributor in 2012.

Research and Development Expenses

Research and development expenses were as follows:

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
	(in thousands)			(in thousands)
Total research and development	$21,506	$19,808	8.6%	$46,019	$39,504	16.5%

Research and development (R&D) expenses are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

In the second quarter of 2013 as compared to the second quarter of 2012, R&D expenses increased by $1.7 million, while in the first six months of 2013 as compared to the first six months of 2012, R&D expenses increased by $6.5 million. The increases were due to incremental personnel supporting our next generation product development programs, primarily related to HeartMate III, PHP, and the fully implantable system.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
	(in thousands)			(in thousands)
Interest income	$222	$331	(32.9)%	$468	$622	(24.8)%
Foreign currency, net	(40)	(167)	76.0%	296	22	1,245.5%
Other	31	(76)	140.8%	566	178	218.0%
Total interest income and other	$213	$88		$1,330	$822

The changes in interest income and foreign currency (net) were not significant. The change in other items was due to the mark-to-market value of our deferred compensation plan assets during the current period.

Income Taxes

On January 2, 2013, the U.S. President signed into law The American Taxpayer Relief Act of 2012. This Act extends the research tax credit for two years to December 31, 2013. The extension of the research tax credit is retroactive and includes amounts paid or incurred after December 29, 2011. As a result of the enactment after the Company’s 2012 year end, we recognized, in the first quarter of 2013, a benefit of approximately $1.3 million for qualifying amounts incurred in 2012.

Our effective income tax rates for the three months ended June 29, 2013 and June 30, 2012 were 30.3% and 32.7%, respectively.  Our effective income tax rates for the six months ended June 29, 2013 and June 30, 2012 were 28.4% and 32.5%, respectively. The decrease is primarily attributable to the 2012 federal research tax credits, which we recognized in the first quarter of 2013 (in the period of enactment), as well as the 2013 federal research tax credits.

Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Because changes in our forecasted earnings for 2013 can significantly affect our projected annual effective tax rate, our quarterly tax rate could fluctuate significantly depending on our profitability.

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

Following is a summary of our cash, cash equivalents and investments:

	June 29, 2013	December 29, 2012
	(in thousands)
Cash and cash equivalents	$110,194	$101,322
Short-term investments	150,506	148,426
Long-term investments	10,155	10,607
Total cash, cash equivalents and investments	$270,855	$260,355

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, and share repurchase programs for at least the next 12 months.

Cash Flow Activities

	June 29, 2013	June 30, 2012
	(in thousands)
Net cash provided by operating activities	$36,097	$74,566
Net cash (used in) provided by investing activities	(22,599)	18,628
Net cash (used in) provided by financing activities	(4,256)	376
Effect of exchange rate changes on cash and cash equivalents	(370)	(292)
Net increase in cash and cash equivalents	8,872	93,278

Cash Provided by Operating Activities

Cash provided by operating activities in the first six months of 2013 was $36.1 million and consisted of net income of $41.4 million, adjustments for non-cash items of $24.1 million, and cash used in working capital of $29.4 million. Adjustments for non-cash items primarily consisted of $13.4 million of stock-based compensation expense and $9.2 million of depreciation and amortization expense, offset in part by $1.4 million for excess tax benefits from stock-based compensation. The decrease in cash from the changes in working capital activities primarily consisted of an increase in inventory of $19.1 million (in part due to the launch of our Pocket Controller this year), offset in part by a decrease in accounts receivable of $2.1 million from higher collections in the first six months of 2013. Decreases to accounts payable and other liabilities totaling $13.3 million also contributed to cash used in operating activities.

Cash provided by operating activities in the first six months of 2012 was $74.6 million and consisted of net income of $46.3 million, adjustments for non-cash items of $19.9 million, and cash provided by working capital of $8.4 million. Adjustments for non-cash items primarily consisted of $10.5 million of stock-based compensation expense and $9.7 million of depreciation and amortization expense, offset by $1.7 million related to deferred income taxes and $1.7 million for excess tax benefits from stock-based compensation. The increase in cash from changes in working capital activities primarily consisted of a decrease in inventory of $7.9 million resulting from lower inventory levels, offset by an increase in accounts receivable of $8.2 million from higher sales in the first six months of 2012. Increases to accounts payable and other liabilities totaling $8.5 million also contributed to cash in operating activities.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities in the first six months of 2013 of $22.6 million was primarily attributable to purchases of available for sale investments of $71.5 million, restricted cash of $13.0 million held in escrow for the anticipated acquisition of the DuraHeart II, as well as capital expenditures of $5.7 million to support our manufacturing facilities and administration growth, which was offset by the maturities and sales of available for sale investments of $67.6 million.

Cash provided by investing activities in the first six months of 2012 of $18.6 million was primarily attributable to the maturities and sales of available for sale investments of $110.1 million, offset in part by purchases of available for sale investments of $87.6 million and capital expenditures of $3.9 million to support our manufacturing facilities and administration growth.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities in the first six months of 2013 of $4.3 million was primarily comprised of $6.9 million to repurchase vested restricted stock units for settlement of income tax withholding liabilities and $4.2 million paid in contingent consideration. This amount was offset in part by $2.9 million of proceeds related to stock option exercises, $2.5 million of proceeds from stock issued under the employee stock purchase plan, and $1.4 million from excess tax benefits for share-based compensation.

Cash provided by financing activities in the first six months of 2012 of $0.4 million was primarily comprised of $3.7 million of proceeds related to stock option exercises, $1.9 million of proceeds from stock issued under the employee stock purchase plan, and $1.7 million from excess tax benefits for share-based compensation. This amount was offset in part by $0.5 million used to repurchase shares of our common stock under the stock repurchase program, $4.9 million used to repurchase vested restricted stock units and awards for settlement of income tax withholding liabilities, and $1.5 million paid in contingent consideration.

Stock Repurchase Program

On November 26, 2012, our Board of Directors authorized the repurchase of up to $150 million shares of the Company’s common stock (“November 2012 program”). As part of the authorization, the Company entered into an Accelerated Share Repurchase (ASR) agreement with an investment bank, under which we agreed to repurchase an aggregate of $75.0 million of our common stock. Under the ASR program, we paid $75.0 million and received an initial delivery of approximately 1.5 million shares, which represented 75% of the ASR program’s estimated value at inception. At the maturity of the program in the first quarter of 2013, an additional 0.6 million shares were delivered to the Company. The total value of the shares repurchased by the Company under the ASR program was based on a per share price of $36.00, representing the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount. As of June 29, 2013, $75.0 million is available for repurchases of shares of our common stock under the November 2012 program.

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock awards and units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased during the three and six months ended June 29, 2013 was approximately $1.1 million and $6.9 million, respectively. The aggregate value of shares purchased during the three and six months ended June 30, 2012 was approximately $0.1 million and $4.9 million, respectively.

Off Balance Sheet Arrangements

We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized and automatically renews on June 30 of each year, unless terminated by one of the parties. As of June 29, 2013, our Letter of Credit balance was approximately $0.8 million.

Credit Facility

On December 19, 2011, we obtained an unsecured revolving credit facility that provides for up to $50.0 million in revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants. We were in compliance with all such covenants as of June 29, 2013. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of June 29, 2013, there were no borrowings under this credit facility.

Contractual Obligations

As of June 29, 2013, the liability for uncertain tax positions was $10.4 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the six months ended June 29, 2013, there were no material changes to our contractual obligations reported in our 2012 Annual Report on Form 10-K outside our normal course of business.

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

Foreign Currency Rate Fluctuations

The fair value of our forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contracts, taking into account the change in currency exchange rates. A 10% directional change in the non-functional currency exchange rates as of June 29, 2013 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $7.8 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of June 29, 2013. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 29, 2013 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 29, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2013, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K, which could materially affect our business, financial condition or future operating results. The risks described in our 2012 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended June 29, 2013.

The following table sets forth certain information about our common stock repurchased during the three months ended June 29, 2013:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value (in $000) of shares that may yet be purchased under the plans or programs(2)

March 31, 2013 to April 30, 2013	7,691	$36.95	—	$75,000
May 1, 2013 to May 31, 2013	21,184	$33.60	—	$75,000
June 1, 2013 to June 29, 2013	2,818	$32.06	—	$75,000
Total	31,693	$34.28	—	$75,000

On November 26, 2012, we announced that the Board of Directors had authorized the repurchase of up to $150 million of the Company’s shares of common stock (“November 2012 program”). As part of the authorization, the Company entered into a $75.0 million Accelerated Share Repurchase (“ASR”) agreement with an investment bank, which began immediately. Under the ASR agreement, we received an initial delivery of 1,479,095 shares, which represented 75% of the ASR program’s estimated value at inception. At the maturity of the ASR program in the first quarter of 2013, we received an additional 603,995 shares. The total number of the shares repurchased by the Company under the ASR program was based on a per share price of $36.00, representing the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount. The balance of the authorization allows us to acquire shares in the open market or in privately negotiated transactions prior to the program’s expiration date.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the six months ended June 29, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 29, 2013 and December 29, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 29, 2013 and June 30, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 29, 2013 and June 30, 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 29, 2013 and June 30, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: August 1, 2013	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: August 1, 2013	/s/ Taylor C. Harris
Taylor C. Harris
Chief Financial Officer and Principal Accounting Officer