Form 10-Q
period 2013-09-28
THORATEC CORP
filed 2013-10-31
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of October 25, 2013, the registrant had 56,970,534 shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information	2
Item 1. Unaudited Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012	2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 2013 and September 29, 2012	3
Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 28, 2013 and September 29, 2012	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2013 and September 29, 2012	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	29
Signatures	30
Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Thoratec, the Thoratec logo, Thoralon, HeartMate, HeartMate II, IVAD, PVAD, GoGear, and Pocket Controller are registered trademarks or trademarks of Thoratec Corporation, in the United States and/or other jurisdictions.

CentriMag and PediMag are registered trademarks of Thoratec LLC and PediVAS is a registered trademark of Thoratec Switzerland GmbH.

Continuum is a trademark of Continuum Services, Inc.

DuraHeart is a registered trademark of Terumo Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 28, 2013	December 29, 2012

ASSETS
Current assets:
Cash and cash equivalents	$102,843	$101,322
Short-term available-for-sale investments	176,005	148,426
Receivables, net of allowances of $1,962 and $2,127, respectively	66,990	70,471
Inventories	66,164	47,100
Deferred tax assets	11,115	10,626
Income tax receivable	9,014	11,950
Prepaid expenses and other assets	6,271	7,162
Total current assets	438,402	397,057
Property, plant and equipment, net	54,707	45,892
Goodwill	204,293	194,182
Purchased intangible assets, net	38,882	33,571
Long-term available-for-sale investments	4,160	10,607
Other long-term assets	18,354	17,055
Total Assets	$758,798	$698,364
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,322	$19,959
Accrued compensation	22,802	25,409
Contingent liabilities, current portion	7,407	4,220
Other accrued liabilities	21,847	19,098
Total current liabilities	71,378	68,686
Long-term deferred tax liability	1,761	2,780
Other long-term liabilities	10,071	12,323
Contingent liabilities, non-current portion	33,138	17,832
Total Liabilities	116,348	101,621
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 56,871 and 57,584 as of September 28, 2013 and December 29, 2012, respectively	—	—
Additional paid-in capital	598,402	577,448
Retained earnings	57,726	34,364
Accumulated other comprehensive loss	(13,678)	(15,069)
Total Shareholders’ Equity	642,450	596,743
Total Liabilities and Shareholders’ Equity	$758,798	$698,364

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Product sales	$126,444	$117,768	$374,648	$363,196
Cost of product sales	40,958	36,162	117,031	111,071
Gross profit	85,486	81,606	257,617	252,125
Operating expenses:
Selling, general and administrative	37,679	28,478	107,348	91,692
Research and development	25,469	20,382	71,488	59,886
Total operating expenses	63,148	48,860	178,836	151,578
Income from operations	22,338	32,746	78,781	100,547
Other income and (expense):
Interest expense and other	—	—	(4)	(3)
Interest income and other	569	579	1,899	1,401
Income before income taxes	22,907	33,325	80,676	101,945
Income tax expense	(4,003)	(9,070)	(20,413)	(31,396)
Net income	$18,904	$24,255	$60,263	$70,549

Net Income per share:
Basic	$0.33	$0.41	$1.05	$1.20
Diluted	$0.32	$0.41	$1.03	$1.18
Shares used to compute income per share:
Basic	57,427	58,762	57,447	58,645
Diluted	58,234	59,669	58,400	59,609

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)
Net income	$18,904	$24,255	$60,263	$70,549
Other comprehensive income, net of tax: Unrealized gains on investments (net of taxes of $1,225 and $297 for the three months ended September 28, 2013 and September 29, 2012, respectively, and $1,230 and $718 for the nine months ended September 28, 2013 and September 29, 2012, respectively)	1,858	436	1,851	1,061
Foreign currency translation adjustments, net of tax	1,216	1,188	(460)	1,353
Total other comprehensive income, net of tax	3,074	1,624	1,391	2,414
Comprehensive income	$21,978	$25,879	$61,654	$72,963

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$60,263	$70,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,841	14,621
Fixed assets impairment	1,961	—
Investment premium amortization, net	2,557	1,628
Allowance for bad debt	(199)	—
Change in fair value of contingent consideration	3,913	—
Non-cash interest income (expense) and other	(151)	(1,623)
Tax benefit related to stock options	1,551	2,200
Share-based compensation expense	20,226	16,033
Excess tax benefits from share-based compensation	(1,750)	(2,212)
Loss on disposal of assets	70	57
Change in net deferred tax liability	(515)	(4,152)
Changes in assets and liabilities:
Receivables	3,957	(2,021)
Inventories	(20,578)	5,220
Other current and non-current assets	1,499	(4,525)
Accounts payable	(92)	2,668
Income taxes, net	(1,650)	1,708
Other current and non-current liabilities	1,548	9,052
Net cash provided by operating activities	86,451	109,203

Cash flows from investing activities:
Purchases of available-for-sale investments	(132,351)	(128,080)
Sales and maturities of available-for-sale investments	108,019	134,216
Acquisition of a business	(13,000)	—
Purchases of property, plant and equipment, net	(6,916)	(7,308)
Net cash used in investing activities	(44,248)	(1,172)

Cash flows from financing activities:
Payment of contingent consideration	(4,220)	(1,518)
Proceeds from stock option exercises	6,635	5,222
Proceeds from stock issued under employee stock purchase plan	2,536	1,896
Excess tax benefits from share-based compensation	1,750	2,212
Repurchase and retirement of common shares	(47,089)	(10,372)
Net cash used in financing activities	(40,388)	(2,560)
Effect of exchange rate changes on cash and cash equivalents	(294)	(94)

Net increase in cash and cash equivalents	1,521	105,377
Net cash and cash equivalents at beginning of period	101,322	42,661
Net cash and cash equivalents at end of period	$102,843	$148,038
Supplemental disclosure of consolidated cash flow information:
Cash paid for income taxes	$21,237	$31,589
Cash paid for interest	$4	$3
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$1,754	$2,406
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$670	$1,206
Acquisition of DuraHeart II:
Contingent consideration included in contingent liabilities, non-current portion	$18,800	$—

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Operations and Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “us,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2012 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our 2012 Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (the “2012 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

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

Note 2.  Acquisition of DuraHeart II

On June 30, 2013, we acquired certain assets and assumed certain liabilities from Terumo Corporation (“Terumo”) related to the DuraHeart II Left Ventricular Assist System product line (DuraHeart II) previously under development by Terumo.  Under the terms of the acquisition, we made an upfront cash payment to Terumo of $13.0 million, and will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million. Terumo also maintains the right to repurchase the Purchased Assets in the event that Thoratec does not fulfill certain conditions relating to the development of the DuraHeart II by August 2016. As part of the agreement, a team of Terumo employees transferred to Thoratec. Additionally, Thoratec and Terumo entered into a distribution partnership, in which Terumo will commercialize DuraHeart II in Japan and potentially other parts of Asia, if and when local regulatory approvals are obtained. DuraHeart II is an ultra-compact, full-support, centrifugal flow chronic ventricular assist system that uses a unique technology foundation known as “force balance” suspension. The device uses magnetic forces, balanced by hydrodynamic support, to achieve consistent gaps across the operating range of the pump, independent of pump speed. The primary reasons for the acquisition were to diversify the technology platforms within the Company’s research and development portfolio and to apply the Company’s resources and expertise in mechanical circulatory support to advance DuraHeart II through product development and clinical trials.

The DuraHeart II acquisition was accounted for as a business combination. In connection with the acquisition, we recorded $2.0 million of acquisition-related costs, which were recognized in our condensed consolidated statement of operations for the nine months ended September 28, 2013 within operating expenses. We also recorded $9.9 million of goodwill, equal to the amount by which the purchase consideration exceeded the fair value of the acquired assets. This goodwill was allocated to our sole operating segment (Cardiovascular) and is deductible for U.S. income tax purposes. The operating results of the DuraHeart II product line from the date of acquisition, including zero revenue and $1.5 million net loss, are included in our condensed consolidated statement of operations for the nine month period ended September 28, 2013.

We will be obligated to pay potential post-closing cash milestone payments of $5.5 million and $10.5 million upon Conformité Européene (“CE”) Mark approval in Europe and U.S. Food and Drug Administration (“FDA”) approvals, respectively, for the DuraHeart II device currently under development (collectively referred to as the “regulatory milestones”). Additional milestone payments totaling $27.5 million will become payable by us upon reaching various commercial sale milestones after the regulatory approvals are obtained (referred to as the “commercial sales milestones”). The fair value of the combined contingent consideration due upon achievement of the regulatory milestones and the commercial sales milestones was estimated to be $18.8 million at the acquisition closing date and has been recorded as a non-current liability, because such contingent consideration is expected to be settled no earlier than 2016.

Total purchase price consideration was as follows (in thousands):

Cash paid at the acquisition closing date (June 30, 2013)	$13,000
Estimated fair value of contingent consideration	18,800
Total estimated purchase price	$31,800

We determined the initial fair value of the contingent consideration in connection with the regulatory and commercial sales milestones using various estimates, including probabilities of success, discount rates and the estimated amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy (see Note 3 for more information about fair value measurements). The key assumptions used to determine the fair value of the contingent consideration in connection with the regulatory milestones include a 5.3% discount rate and probability adjusted milestone payment date ranges from July 2016 to January 2020. The key assumptions used to determine the fair value of contingent consideration in connection with the commercial sales milestones include a 20.0% discount rate and probability-weighted expected milestone payment date ranges from July 2019 to January 2029, based on the aggregate number of commercial units sold (starting at the 500th unit sold to the 10,000th unit sold). As of September 28, 2013, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition, although the fair value of the contingent consideration for regulatory and commercial sales milestone payments increased by $0.1 million and $0.2 million, respectively, as a result of the passage of time as development work progressed towards the achievement of the milestones, which were recorded within operating expense.

Preliminary Purchase Price Allocation as of the acquisition date is summarized as follows (in thousands):

Property, plant and equipment	$8,900
Identifiable intangible assets:
Favorable lease contract	600
In-process research and development	12,400
Goodwill	9,900
Total estimated purchase price consideration	31,800
Less: Contingent consideration	18,800
Cash paid at the acquisition closing	$13,000

We recorded an In-Process Research & Development (IPR&D) asset in the amount of $12.4 million, which represents an estimate of the fair value of in-process technology related to the DuraHeart II device. The estimated fair value was determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. The fair value using the multi-period excess earnings method was dependent on an estimated weighted average cost of capital of 22.5%, which represents a rate of return that a market participant would expect for these assets.

Pursuant to accounting standards for business combination, intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the IPR&D will not occur until it reaches market feasibility. During the period the assets are considered indefinite-lived, they will be tested for impairment on an annual basis, as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate that the fair values of the IPR&D projects are less than their respective carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed definite-lived and would then be amortized based on their estimated useful lives at that point in time. Costs incurred in connection with this project subsequent to the date of acquisition will be expensed as incurred. If the related project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.

Pro forma financial information (unaudited)

The following unaudited pro forma information presents the combined results of operations for the nine months ended September 28, 2013 and September 29, 2012 as if the DuraHeart II acquisition had been completed as of the beginning of 2012. Actual 2013 acquisition-related transaction costs of $2.0 million were excluded from the 2013 pro forma results below and included in the 2012 pro forma results as if these costs were incurred during the 2012 period. All other adjustments to the pro forma results in 2013 and 2012 were not significant.

	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
	(in thousands)
Product sales	$374,648	$363,196
Income before taxes	65,922	77,691
Net income	49,242	53,764

The pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations.

Note 3. Fair Value Measurements

Our financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, certificates of deposit, municipal and corporate bonds, commercial paper, variable demand notes, auction rate securities, forward contracts, certain investments held as assets under the deferred compensation plan, marketable equity securities, and the contingent consideration. The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves

Level 3: Inputs that are unobservable data points that are not corroborated by market data

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, and Level 3 during either of the three or the nine months ended September 28, 2013 or the three or nine months ended September 29, 2012.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of September 28, 2013:
Cash equivalents:
Money market funds	$78,501	$78,501	$—	$—
Commercial paper	10,599	—	10,599	—
Municipal bonds	793	—	793	—
Short-term investments:
Municipal bonds	144,997	—	144,997	—
Variable demand notes	7,700	—	7,700	—
Corporate bonds	5,512	—	5,512	—
Commercial paper	10,997	—	10,997	—
Certificate of deposit	2,000		2,000	—
Auction rate securities	4,800	—	—	4,800
Prepaid expenses and other assets:
Foreign exchange contracts	369	—	369	—
Long-term investments:
Auction rate securities	4,160	—	—	4,160
Other long-term assets:
Investments included in our deferred compensation plan	1,838	—	1,838	—
Marketable equity securities	5,115	5,115	—	—
Other accrued liabilities:
Foreign exchange contracts	1,408	—	1,408	—
Contingent consideration (current and long-term portions)	$40,545	$—	$—	$40,545

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of December 29, 2012:
Cash equivalents:
Money market funds	$59,230	$59,230	$—	$—
Commercial paper	4,998	—	4,998	—
Municipal bonds	3,045	—	3,045	—
Corporate bonds	380	—	380	—
Short-term investments:
Municipal bonds	107,533	—	107,533	—
Variable demand notes	21,330	—	21,330	—
Corporate bonds	12,258	—	12,258	—
Commercial paper	5,299	—	5,299	—
Certificate of deposit	2,006	—	2,006	—
Prepaid expenses and other assets:
Foreign exchange contracts	16	—	16	—
Long-term investments:
Auction rate securities	10,607	—	—	10,607
Other long-term assets:
Investments included in our deferred compensation plan	1,731	—	1,731	—
Marketable equity securities	2,602	2,602	—	—
Other accrued liabilities:
Foreign exchange contracts	380	—	380	—
Contingent consideration (current and long-term portions)	$22,052	$—	$—	$22,052

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

•                  Contingent consideration — The fair value of the contingent consideration related to the acquisition of the medical business of Levitronix LLC (Levitronix Medical) in August 2011 requires significant management judgment or estimation and is calculated using the income approach, using various revenue assumptions and applying a probability to each outcome. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded within operating expense within our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. The accretion of interest expense was not significant for all periods presented. Refer to Note 2 for a discussion of the fair value of the DuraHeart II contingent consideration.

Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate fair value, amortized cost basis and gross unrealized gains and losses of available-for-sale investments by major security type were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of September 28, 2013:
Short-term investments:
Municipal bonds	$144,848	$172	$(23)	$144,997
Variable demand notes	7,700	—	—	7,700
Corporate bonds	5,508	6	(2)	5,512
Commercial paper	10,996	—	—	10,996
Certificate of deposit	2,000	—	—	2,000
Auction rate securities	4,800	—	—	4,800
Total short-term investments	$175,852	$178	$(25)	$176,005
Long-term investments:
Auction rate securities	$4,900	$—	$(740)	$4,160
Other long-term assets:
Marketable equity securities	2,996	2,119	—	5,115
Total long-term	$7,896	$2,119	$(740)	$9,275
As of December 29, 2012:
Short-term investments:
Municipal bonds	$107,416	$136	$(19)	$107,533
Variable demand notes	21,330	—	—	21,330
Corporate bonds	12,244	17	(3)	12,258
Commercial paper	5,298	1	—	5,299
Certificate of deposit	2,000	6	—	2,006
Total short-term investments	$148,288	$160	$(22)	$148,426
Long-term investments:
Auction rate securities	$11,900	$—	$(1,293)	$10,607
Other long-term assets:
Marketable equity securities (A)	2,996	—	(394)	2,602
Total long-term	$14,896	$—	$(1,687)	$13,209

(A)       As of December 29, 2012, our available-for-sale equity securities have been in a continuous loss position for less than 12 months.

As of September 28, 2013, we owned approximately $9.7 million face amount of auction rate securities. The assets underlying these investments are student loans backed by the U.S. government under the Federal Family Education Loan Program or by private insurers and are rated between A and BBB. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate periodically every seven to 35 days. Beginning in February of 2008, these auctions began to fail. The principal amount of these auction rate securities will not be accessible until future auctions for these securities are successful, a secondary market is established, these securities are called for redemption, or they are paid at maturity.

As of September 28, 2013, we had recorded an estimated cumulative unrealized loss of $0.7 million ($0.4 million, net of tax) related to the temporary impairment of the auction rate securities, which was included in accumulated other comprehensive income (loss) within the consolidated shareholders’ equity. In addition, our management reviews impairments and credit loss associated with our investments, including auction rate securities, to determine the classification of the impairment as “temporary” or “other-than-temporary” and to bifurcate the credit and non-credit component of an other-than-temporary impairment event. We (i) do not intend to sell any of the auction rate securities prior to maturity at an amount below the original purchase value; (ii) intend to hold the investment to recovery and, based on a more-likely-than-not probability assessment, will not be required to sell the security before recovery; and (iii) deem that it is not probable that we will receive less than 100% of the principal and accrued interest from the issuer. Therefore, 100% of the impairment was charged to other comprehensive income (loss). In the nine months ended September 28, 2013, we liquidated at par value $2.2 million of our auction rate securities. In September 2013, $4.8 million of our auction rate securities were called at par and were subsequently settled in October 2013. We have reported the $4.8 million within short-term investments as of September 28, 2013, with the remaining $4.2 million classified as long-term available-for-sale investments. We will continue to liquidate investments in auction rate securities as opportunities arise.

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

	September 28, 2013	December 29, 2012
	(in thousands)
Deferred compensation plan	$5,216	$4,225

The unrealized gain before tax from the change in the value of the deferred compensation plan was $0.4 million and $0.3 million in the nine months ended September 28, 2013 and September 29, 2012, respectively.

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows as of September 28, 2013:

	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$139,211	$139,302
Maturing after 1 year through 5 years	36,641	36,703
Short-term available-for-sale investments	175,852	176,005
Maturing after 5 years	4,900	4,160
	$180,752	$180,165

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the auction rate securities during the nine months ended September 28, 2013:

Auction Rate Securities
(in thousands)
Balance as of December 29, 2012	$10,607
Settlements at par	(2,200)
Unrealized gain on auction rate securities, included in other comprehensive income	553
Balance as of September 28, 2013	8,960
Less: Reported within short-term available-for-sale investments	(4,800)
Total long-term available-for-sale investments	$4,160

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

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of contingent consideration during the nine months ended September 28, 2013:

	Levitronix Medical Acquisition	DuraHeart II Acquisition	Total Contingent Consideration
	(in thousands)
Balance as of December 29, 2012	$22,052	$—	$22,052
Additions (See Note 2)	—	18,800	18,800
Payments	(4,220)	—	(4,220)
Change in fair value	3,647	266	3,913
Balance as of September 28, 2013	$21,479	$19,066	$40,545

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 28, 2013:

	Fair Value at September 28, 2013 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Auction rate securities	$8,960	Discounted cash flow	Discount rate	1.40%
			Market credit spread	3.15%
			Liquidity factor	0.00%

Levitronix Medical Contingent consideration	$21,479	Multiple outcome discounted cash flow	Annual Revenue	$ 42.3 million ($29.6 million to $48.2 million)
			Discount rate	1.04% (0.8% to 1.39%)
			Probability of occurrence	20% (10% to 50%)

DuraHeart II Contingent consideration	$19,066	Multiple outcome discounted cash flow	Milestone dates	2016 to 2029
			Discount rate	5.3% to 20.0%
			Probability of occurrence	1% to 50%

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

Contingent consideration

The estimated fair value of the liability for contingent consideration represents revenue and milestone targets related to our Levitronix Medical and DuraHeart II acquisitions, respectively. The fair value of the liability is determined using a discounted cash flow methodology with significant inputs that include projected revenue, discount rate and percentage probability of occurrence for the Levitronix Medical contingent consideration; and regulatory milestone targets, commercial milestones targets, discount rate and percent probability of occurrence of these milestones for the DuraHeart II contingent consideration. A significant increase (decrease) in the projected revenue in isolation could result in a significantly higher (lower) fair value measurement; a significant delay (acceleration) in the projected regulatory milestone achievement date in isolation could result in a significantly lower (higher) fair value measurement; a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement; and the changes in the probability of occurrence between the outcomes in isolation could result in a significantly lower (higher) fair value measurement.

The fair value of the contingent consideration is calculated on a quarterly basis by management based on a collaborative effort of our regulatory, research and development, operations, finance and accounting groups. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue and milestone targets as compared to initial projections, the impact of market competition, and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the condensed consolidated statement of operations. In the three and nine months ended September 28, 2013, we recorded a remeasurement adjustment to the Levitronix and DuraHeart II contingent consideration in the amount of $3.6 million and $0.3 million, respectively. No adjustment was recorded in the nine months ended September 29, 2012.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. We recorded an impairment charge of $2.0 million related to certain property, plant, and equipment in the nine months ended September 28, 2013. No impairment was recorded in the nine months ended September 29, 2012.

Note 4. Foreign Exchange Instruments

We utilize foreign currency forward exchange contracts and options with recognized financial institutions to manage our exposure to the impact of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated sales and purchase transactions. We do not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, British Pound Sterling, and U.S. Dollar. The periods of these forward contracts range up to six months and the notional amounts are intended to be consistent with changes in the underlying exposures. We intend to exchange foreign currencies for U.S. Dollars at maturity.

Total gross notional amounts for outstanding derivatives instruments were as follows:

	September 28, 2013	December 29, 2012
Forward contracts:
Euro (sell)	€17.8 million	€13.9 million
British Pound Sterling (sell)	£1.3 million	£1.8 million
U.S. Dollar (sell)	$17.0 million	$5.3 million
U.S. Dollar (buy)	$59.0 million	$73.5 million

The following table shows the derivative instruments measured at gross fair value reported on the condensed consolidated balance sheets:

	As of September 28, 2013		As of December 29, 2012
	Prepaid expenses and other assets	Other accrued liabilities	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$369	$1,408	$16	$380

The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)
Foreign currency exchange loss on foreign contracts	$(1,953)	$(2,462)	$(649)	$(130)
Foreign currency transactions gain	2,122	2,617	1,114	308

Note 5. Balance Sheet Information

The following tables provide details of selected condensed consolidated balance sheets items as of the end of each period:

Inventories consisted of the following:

	September 28, 2013	December 29, 2012
	(in thousands)
Finished goods	$24,446	$15,087
Work in process	14,639	11,020
Raw materials	27,079	20,993
Total	$66,164	$47,100

Property, plant and equipment, net consisted of the following:

	September 28, 2013	December 29, 2012
	(in thousands)
Land, building and improvements	$20,594	$20,543
Equipment and capitalized software	59,421	46,290
Furniture and leasehold improvements	22,394	20,933
Total	102,409	87,766
Less Accumulated depreciation	(47,702)	(41,874)
Total	$54,707	$45,892

Depreciation expense was $2.0 million and $6.1 million for the three and nine months ended September 28, 2013, respectively, and $2.2 million and $6.4 million for the three and nine months ended September 29, 2012, respectively.

Warranty provision, included in “Other accrued liabilities” on the condensed consolidated balance sheets, and the changes in the balances for the nine months ended September 28, 2013 and September 29, 2012 were as follows:

	September 28, 2013	September 29, 2012
	(in thousands)
Balance, beginning of the period	$2,212	$2,452
Additions	2,982	1,132
Settlements	(1,666)	(1,308)
Balance, end of the period	$3,528	$2,276

Changes in Accumulated Other Comprehensive Loss by component during the nine months ended September 28, 2013:

	Foreign currency items (A)	Unrealized gain (loss) on available-for-sale securities (A)	Total
	(in thousands)
Balance as of December 29, 2012	$(13,928)	$(1,141)	$(15,069)
Other comprehensive loss before reclassification	(460)	1,851	1,391
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(460)	1,851	1,391
Balance as of September 28, 2013	$(14,388)	$710	$(13,678)

(A)       All amounts are net of tax.

Note 6. Goodwill and Intangible Assets, net

The carrying amount of goodwill and the changes in the balances for the nine months ended September 28, 2013 were as follows (in thousands):

Balance as of December 29, 2012	$194,182
Goodwill addition (See Note 2)	9,900
Foreign currency translation impact	211
Balance as of September 28, 2013	$204,293

Intangible assets (net of accumulated amortization and impairment) were as follows:

	As of September 28, 2013
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(34,478)	$—	$9,054
Core technology	37,180	(22,587)	(12,642)	1,951
Developed technology	128,073	(80,427)	(37,600)	10,046
Pre-existing license agreement	2,300	(712)	—	1,588
Customer based relationships and other	7,246	(3,594)	—	3,652
Foreign currency translation impact	191	—	—	191
	218,522	(141,798)	(50,242)	26,482
Intangible assets not yet subject to amortization:
IPR&D (see Note 2)	12,400	—	—	12,400
Total purchased intangible assets	$230,922	$(141,798)	$(50,242)	$38,882

	As of December 29, 2012
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,475	$(33,463)	$—	$10,012
Core technology	37,180	(21,388)	(12,642)	3,150
Developed technology	127,940	(76,379)	(37,600)	13,961
Pre-existing license agreement	2,300	(465)	—	1,835
Customer based relationships and other	6,578	(2,220)	—	4,358
Foreign currency translation impact	255	—	—	255
Total purchased intangible assets	$217,728	$(133,915)	$(50,242)	$33,571

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

Amortization expense related to identifiable intangible assets (subject to amortization) was $2.6 million and $7.7 million for the three and nine months ended September 28, 2013, respectively, and $2.7 million and $8.2 million for the three and nine months ended September 29, 2012, respectively.

Estimated amortization expenses for the next five fiscal years and all years thereafter, excluding intangible assets not yet subject to amortization are as follows:

(in thousands)
Fiscal year:
Remainder of 2013	$2,870
2014	6,993
2015	4,790
2016	3,461
2017	2,560
Thereafter	5,808
Total	$26,482

Note 7. Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The credit agreement contains financial covenants. We were in compliance with all such covenants as of September 28, 2013. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of September 28, 2013, there were no borrowings under this credit facility.

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

The Board of Directors authorizes the granting of options, RSUs and other type of awards to employees and consultants. The exercise prices of the options shall not be less than the fair market value of common stock on the date of grant. The fair value of RSUs granted is determined based on the number of RSUs granted and the quoted price of our common stock on the date of grant. As of September 28, 2013, approximately 3.3 million shares remained available for issuance under the 2006 Plan.

Additionally, we sponsor an Employee Stock Purchase Plan (the “ESPP”) in which eligible employees may contribute up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period. As of September 28, 2013, approximately 340,000 shares remained available for issuance under the ESPP. Share-based compensation consists of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)
Cost of product sales	$586	$550	$1,773	$1,525
Selling, general and administrative expenses	4,373	3,442	12,681	9,829
Research and development	1,896	1,576	5,772	4,679
Total share-based compensation expense before taxes	6,855	5,568	20,226	16,033
Tax benefit for share-based compensation expense	2,605	2,104	7,675	6,064
Total share-based compensation (net of taxes)	$4,250	$3,464	$12,551	$9,969

Share-based compensation costs of $0.6 million and $0.2 million were capitalized to inventory as of September 28, 2013 and December 29, 2012.

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Risk free interest rate (weighted average)	2.00%	1.19%	1.38%	1.40%
Expected volatility	40%	40%	37%	43%
Expected option term (years)	4.932	4.93 to 5.95	4.92 to 5.70	4.82 to 5.84
Dividends	None	None	None	None

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options as of December 29, 2012	2,498	$25.98	6.3
Granted	578	35.58
Exercised	(320)	20.75
Forfeited or expired	(65)	32.54
Outstanding options as of September 28, 2013	2,691	$28.50	6.5
Outstanding options exercisable as of September 28, 2013	1,361	$23.99	4.5
Outstanding options vested as of September 28, 2013 and expected to vest	2,615	$28.35	6.4

As of September 28, 2013, there was $8.6 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options, which expense we expect to recognize over a weighted average period of 1.51 years.

Restricted Stock Units

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units as of December 29, 2012	1,462	$31.52	1.4
Granted	626	35.14
Released	(509)	30.20
Forfeited or expired	(72)	32.91
Outstanding units as of September 28, 2013	1,507	$33.41	1.5

As of September 28, 2013, there was $37.5 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units, which amount we expect to recognize over 2.44 years.

Employee Stock Purchase Plan

The estimated subscription date fair value of the offering under the ESPP for each of the nine months ended September 28, 2013 and September 29, 2012, was approximately $0.5 million using the Black-Scholes option pricing model and the following assumptions:

	Nine Months Ended
	September 28, 2013	September 29, 2012
Risk-free-interest rate	0.08%	0.15%
Expected volatility	30%	40%
Expected option life	0.50 years	0.50 years
Dividends	None	None

As of September 28, 2013, there was approximately $0.1 million of unrecognized compensation expense related to ESPP subscriptions that began on May 1, 2013, which amount we expect to recognize through October 31, 2013.

Note 9. Common and Preferred Stock

On November 26, 2012, our Board of Directors authorized the repurchase of up to $150 million of shares of the Company’s common stock (“November 2012 program”). As part of the authorization, the Company entered into an Accelerated Share Repurchase (“2012 ASR”) agreement with an investment bank, under which we agreed to repurchase an aggregate of $75.0 million of our common stock. Under the 2012 ASR program, we paid $75.0 million and received an initial delivery of approximately 1.5 million shares, which represented 75% of the 2012 ASR program’s estimated value at inception. At the maturity of the program in the first quarter of 2013, an additional 0.6 million shares were delivered to the Company. The total value of the shares repurchased by the Company under the 2012 ASR program was based on a per share price of $36.00, representing the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount.

During the third quarter of 2013, the Company entered into an Accelerated Share Repurchase (“2013 ASR”) agreement with an investment bank, under which we agreed to repurchase an aggregate of $40.0 million of our common stock. Under the 2013 ASR program, we paid $40.0 million and received an initial delivery of 820,120 shares, which represented 75% of the 2013 ASR program’s estimated value at inception. Shares representing the remaining 25% of the 2013 ASR Program’s value will be delivered at maturity date of the program, which can be up to 1.5 months from the inception of the program, with the final number of shares to be repurchased based on the volume-weighted average price (VWAP) of our common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. Under the terms of the 2013 ASR, at settlement, we could either receive additional shares from the counterparty or be required to deliver additional shares or cash, at our option, to the counterparty. The total number of shares ultimately repurchased will not be known until the calculation period ends and a final settlement occurs, which we expect will be in the fourth quarter of 2013. As of September 28, 2013, $35.0 million was available for repurchases of shares of our common stock under the November 2012 program.

The 2013 ASR program was accounted for as two separate transactions: (i) as shares of common stock acquired in a share repurchase transaction and (ii) as a forward contract indexed to our own common stock. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR Program. We have determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification. We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $30.1 million of shares repurchased by reducing the additional-paid-in capital balance based on the average-issuance price per share of all shares outstanding prior to the repurchase with the excess allocated to retained earnings. Based on this allocation, additional-paid-in capital decreased by $9.8 million and retained earnings decreased by $20.3 million in the condensed consolidated statement of shareholders’ equity. The remaining balance of $9.9 million was recorded as an equity forward contract, which is included in Additional Paid-in Capital in the accompanying condensed consolidated balance sheet as of September 28, 2013.

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased during the three and nine months ended September 28, 2013 was approximately $0.2 million and $7.1 million, respectively. The aggregate value of shares purchased during the three and nine months ended September 29, 2012 was approximately $0.1 million and $5.0 million, respectively.

Note 10. Income Taxes

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

Our effective income tax rates for the three months ended September 28, 2013 and September 29, 2012 were 17.5% and 27.2%, respectively.  Our effective income tax rates for the nine months ended September 28, 2013 and September 29, 2012 were 25.3% and 30.8%, respectively. The decrease is primarily attributable to the recognition of Federal tax benefits due to the expiration of statutes of limitations in the third quarter of 2013 and the 2012 federal research tax credits, which we recognized in the first quarter of 2013 (in the period of enactment), as well as the 2013 federal research tax credits.

During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $1.6 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

Note 11. Segment and Geographic Information

The accounting standard for segment reporting establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on an evaluation of our business, including the operations acquired in the DuraHeart II transaction, we determined that we have one operating segment, Cardiovascular group. This segment is organized and operates to develop and manufacture mechanical circulatory products to support the cardiovascular systems of humans.

Product sales attributed to a country or region include product sales to hospitals, physicians and distributors and are based on final destinations where the products are sold. No individual customer or individual country outside of the U.S. accounted for more than 10% of product sales during the three and nine months ended September 28, 2013 or during the three and nine months ended September 29, 2012.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)
Product sales by geographic location:
Domestic	$99,608	$97,515	$290,643	$298,507
International	26,836	20,253	84,005	64,689
Total	$126,444	$117,768	$374,648	$363,196

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)
Product sales by product line:
HeartMate	$112,837	$105,845	$331,404	$323,778
CentriMag	10,448	7,536	32,327	24,239
Thoratec	2,592	3,832	9,108	13,396
Other	567	555	1,809	1,783
Total	$126,444	$117,768	$374,648	$363,196

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)
Product sales by category:
Pump	$87,108	$85,024	$264,867	$263,317
Non-Pump	38,769	32,189	107,972	98,096
Other	567	555	1,809	1,783
Total	$126,444	$117,768	$374,648	$363,196

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

Basic and diluted net income per common share attributable to common shareholders under the two-class method was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands, except per share data)
Basic net income per common share calculation
Net income	$18,904	$24,255	$60,263	$70,549
Net income allocated to participating securities	—	—	—	(20)
Net income attributable to common shareholders	$18,904	$24,255	$60,263	$70,529

Weighted average number of common shares used to compute basic net income per common share	57,427	58,762	57,447	58,645

Basic net income per common share	$0.33	$0.41	$1.05	$1.20

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands, except per share data)
Diluted net income per common share calculation
Net income	$18,904	$24,255	$60,263	$70,549
Net income allocated to participating securities	—	—	—	(20)
Net income attributable to common shareholders	$18,904	$24,255	$60,263	$70,529

Weighted average number of common shares used to compute basic net income per common share attributable to common shares	57,427	58,762	57,447	58,645
Dilutive effect of stock-based compensation plans	807	907	953	964
Weighted average number of common shares used to compute diluted net income per common share	58,234	59,669	58,400	59,609

Diluted net income per common share	$0.32	$0.41	$1.03	$1.18

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)

Options to purchase shares not included in the computation of diluted income per share because their inclusion would be anti-dilutive	642	640	1,008	509

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

On June 30, 2013, we acquired certain assets from Terumo Corporation (“Terumo”) related to the DuraHeart II Left Ventricular Assist product line (DuraHeart II) previously under development by Terumo.  Under the terms of the acquisition, we made an upfront cash payment of $13.0 million, and we will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the nine months ended September 28, 2013.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
	(in thousands, except for percentage data)

Product sales	$126,444	100.0%	$117,768	100.0%	$374,648	100.0%	$363,196	100.0%
Cost of product sales	40,958	32.4	36,162	30.7	117,031	31.2	111,071	30.6
Gross profit	85,486	67.6	81,606	69.3	257,617	68.8	252,125	69.4
Operating expenses:
Selling, general and administrative	37,679	29.8	28,478	24.2	107,348	28.7	91,692	25.2
Research and development	25,469	20.1	20,382	17.3	71,488	19.1	59,886	16.5
Total operating expenses	63,148	49.9	48,860	41.5	178,836	47.8	151,578	41.7
Income from operations	22,338	17.7	32,746	27.8	78,781	21.0	100,547	27.7
Other income and (expense):
Interest expense and other	—	—	—	—	(4)	—	(3)	—
Interest income and other	569	0.5	579	0.5	1,899	0.5	1,401	0.4
Income before income taxes	22,907	18.2	33,325	28.3	80,676	21.5	101,945	28.1
Income tax expense	4,003	3.2	9,070	7.7	20,413	5.4	31,396	8.6
Net income	$18,904	15.0	$24,255	20.6	$60,263	16.1	$70,549	19.5

Three and nine months ended September 28, 2013 and September 29, 2012

Product Sales

Product sales consisted of the following:

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
	(in thousands)			(in thousands)
Total product sales	$126,444	$117,768	7.4%	$374,648	$363,196	3.2%

In the third quarter of 2013 as compared to the third quarter of 2012, product sales increased by $8.7 million or 7.4%, driven by strong sales volume of our HeartMate II and CentriMag products. HeartMate II contributed approximately $7.0 million to the increase, due primarily to the introduction of our HeartMate II Pocket Controller in 2013 and the continued expansion of our international business. The CentriMag and PediMag product line contributed approximately $2.9 million to the increase. The increase was partially offset by a decline of approximately $1.2 million in sales of the Thoratec product line. From a regional perspective, the U.S. sales contributed approximately $2.1 million to the increase, while international sales contributed approximately $6.6 million.

In the first nine months of 2013 as compared to the first nine months of 2012, product sales increased by $11.5 million or 3.2%, driven by strong sales volume of our CentriMag products. HeartMate II contributed approximately $7.6 million to the increase, while the CentriMag and PediMag product line contributed approximately $8.1 million to the increase. The increase was partially offset by a decline of approximately $4.3 million in sales of the Thoratec product line. From a regional perspective, U.S. sales declined by approximately $7.8 million, while international sales increased by approximately $19.3 million. HeartMate II growth in the United States through the nine months ended September 28, 2013 remained pressured by the recent launch of a competitive device, a dynamic which we anticipate will continue to affect our results.

In the U.S., we added two HeartMate II centers during the third quarter of 2013, bringing the U.S. total to 169. Outside of the U.S., we added eight centers during the third quarter of 2013, bringing the international total to 183 centers.

Sales originating outside of the U.S. and U.S. export sales collectively accounted for approximately 21% and 17% of our total product sales for each of the third quarter of 2013 and the third quarter of 2012, respectively, and approximately 22% and 18% of our total product sales for each of the nine months ended September 28, 2013 and September 29, 2012, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands, except percentages)
Total gross profit	$85,486	$81,606	$257,617	$252,125
Total gross margin	67.6%	69.3%	68.8%	69.4%

In the third quarter of 2013 as compared to the third quarter of 2012, gross margin decreased by 1.7 percentage points, while during the first nine months of 2013 as compared to the first nine months of 2012, gross margin decreased by 0.6 percentage point. This decrease was primarily due to warranty and product mix in connection with the introduction of the Pocket Controller in 2013 and the impact of the U.S. medical device excise tax, which we recorded for the first time in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
	(in thousands)			(in thousands)

Total selling, general and administrative expenses	$37,679	$28,478	32.3%	$107,348	$91,692	17.1%

In the third quarter of 2013 as compared to the third quarter of 2012, selling, general and administrative expenses increased by $9.2 million, while in the first nine months of 2013 as compared to the first nine months of 2012, selling, general and administrative expenses increased by $15.7 million. The increases were primarily due to additional personnel supporting our market development initiatives, the remeasurement of our estimated contingent consideration associated with our acquisitions, and transaction costs in connection with the DuraHeart II acquisition.

Research and Development Expenses

Research and development expenses were as follows:

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
	(in thousands)			(in thousands)
Total research and development	$25,469	$20,382	25.0%	$71,488	$59,886	19.4%

Research and development (R&D) expenses are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

In the third quarter of 2013 as compared to the third quarter of 2012, R&D expenses increased by $5.1 million, while in the first nine months of 2013 as compared to the first nine months of 2012, R&D expenses increased by $11.6 million. The increases were due to incremental personnel supporting our next generation product development programs, primarily related to HeartMate III, PHP, the fully implantable system, personnel added from our acquisition of DuraHeart II, and the impairment of certain fixed assets in the third quarter of 2013.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
	(in thousands)			(in thousands)
Interest income	$223	$286	(22.0)%	$691	$908	(23.9)%
Foreign currency, net	168	156	7.7%	464	178	160.7%
Other	178	137	29.9%	744	315	136.2%
Total interest income and other	$569	$579		$1,899	$1,401

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

Our effective income tax rates for the third quarters of 2013 and 2012 were 17.5% and 27.2%, respectively.  Our effective income tax rates for the first nine months of 2013 and 2012 were 25.3% and 30.8%, respectively. The decrease is primarily attributable to the recognition of Federal tax benefits due to the expiration of statutes of limitations in the third quarter of 2013 and the 2012 federal research tax credits, which we recognized in the first quarter of 2013 (in the period of enactment), as well as the 2013 federal research tax credits.

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

Following is a summary of our cash, cash equivalents and investments:

	September 28, 2013	December 29, 2012
	(in thousands)
Cash and cash equivalents	$102,843	$101,322
Short-term investments	176,005	148,426
Long-term investments	4,160	10,607
Total cash, cash equivalents and investments	$283,008	$260,355

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, and share repurchase programs for at least the next 12 months.

Cash Flow Activities

	September 28, 2013	September 29, 2012
	(in thousands)
Net cash provided by operating activities	$86,451	$109,203
Net cash used in investing activities	(44,248)	(1,172)
Net cash used in financing activities	(40,388)	(2,560)
Effect of exchange rate changes on cash and cash equivalents	(294)	(94)
Net increase in cash and cash equivalents	$1,521	$105,377

Cash Provided by Operating Activities

Cash provided by operating activities in the first nine months of 2013 was $86.5 million and consisted of net income of $60.3 million, adjustments for non-cash items of $41.5 million, and cash used in working capital of $15.3 million. Adjustments for non-cash items primarily consisted of $20.2 million of stock-based compensation expense, $13.8 million of depreciation and amortization expense, and the remeasurement of the contingent consideration of $3.9 million, offset in part by $1.8 million for excess tax benefits from stock-based compensation. The decrease in cash from the changes in working capital activities primarily consisted of an increase in inventory of $20.6 million (due in part to the launch of our Pocket Controller this year), offset in part by a decrease in accounts receivable of $4.0 million from higher collections in the nine months of 2013. Decreases to accounts payable and other liabilities totaling $1.5 million also contributed to cash provided by operating activities.

Cash provided by operating activities in the first nine months of 2012 was $109.2 million and consisted of net income of $70.5 million, adjustments for non-cash items of $26.6 million, and cash provided by working capital of $12.1 million. Adjustments for non-cash items primarily consisted of $16.0 million of stock-based compensation expense, $14.6 million of depreciation and amortization expense, offset by $4.2 million related to deferred income taxes and $2.2 million for excess tax benefits from stock-based compensation. The increase in cash from changes in working capital activities primarily consisted of a decrease in inventory of $5.2 million resulting from lower inventory levels, offset by an increase in accounts receivable of $2.0 million from higher sales in the nine months of 2012. Increases to accounts payable and other liabilities totaling $11.7 million also contributed to cash provided by operating activities.

Cash Used in Investing Activities

Cash used in investing activities in the first nine months of 2013 of $44.2 million was primarily attributable to purchases of available for sale investments of $132.4 million, $13.0 million cash paid to acquire DuraHeart II, as well as capital expenditures of $6.9 million to support our manufacturing facilities and administration growth, which was offset by the maturities and sales of available for sale investments of $108.0 million.

Cash used in investing activities in the first nine months of 2012 of $1.2 million was primarily attributable to purchases of available for sale investments of $128.1 million and capital expenditures of $7.3 million to support our manufacturing facilities and administration growth.  This was partially offset by maturities and sales of available for sale investments of $134.2 million.

Cash Used in Financing Activities

Cash used in financing activities in the first nine months of 2013 of $40.4 million was primarily comprised of $40.0 million used for repurchases of 820,120 shares of our common stock under the stock repurchase programs authorized, $7.1 million used to repurchase vested restricted stock units and awards for settlement of income tax withholding liabilities and $4.2 million paid in contingent consideration. This amount was offset in part by $6.6 million of proceeds related to stock option exercises, $2.5 million of proceeds from stock issued under the employee stock purchase plan, and $1.8 million from excess tax benefits for share-based compensation.

Cash used in financing activities in the first nine months of 2012 of $2.6 million was primarily comprised of $10.4 million used for repurchases of shares of our common stock under our stock repurchase programs and the payment of contingent consideration of $1.5 million.  This was partially offset by proceeds of $5.2 million related to stock option exercises, $1.9 million of proceeds from stock issued under the employee stock purchase plan, and $2.2 million from excess tax benefits for share-based compensation.

Stock Repurchase Program

On November 26, 2012, our Board of Directors authorized the repurchase of up to $150 million of shares of the Company’s common stock (“November 2012 program”). As part of the authorization, the Company entered into an Accelerated Share Repurchase (“2012 ASR”) agreement with an investment bank, under which we agreed to repurchase an aggregate of $75.0 million of our common stock. Under the 2012 ASR program, we paid $75.0 million and received an initial delivery of approximately 1.5 million shares, which represented 75% of the 2012 ASR program’s estimated value at inception. At the maturity of the program in the first quarter of 2013, an additional 0.6 million shares were delivered to the Company. The total value of the shares repurchased by the Company under the 2012 ASR program was based on a per share price of $36.00, representing the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount.

During the third quarter of 2013, the Company entered into an Accelerated Share Repurchase (“2013 ASR”) agreement with an investment bank, under which we agreed to repurchase an aggregate of $40.0 million of our common stock. Under the 2013 ASR program, we paid $40.0 million and received an initial delivery of 820,120 shares, which represented 75% of the 2013 ASR program’s estimated value at inception. Shares representing the remaining 25% of the 2013 ASR Program’s value will be delivered at maturity date of the program, which can be up to 1.5 months from the inception of the program, with the final number of shares to be repurchased based on the volume-weighted average price (VWAP) of our common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. Under the terms of the 2013 ASR, at settlement, we could either receive additional shares from the counterparty or be required to deliver additional shares or cash, at our option, to the counterparty. The total number of shares ultimately repurchased will not be known until the calculation period ends and a final settlement occurs, which we expect will be in the fourth quarter of 2013. As of September 28, 2013, $35.0 million was available for repurchases of shares of our common stock under the November 2012 program.

Shares of our common stock purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased during the three and nine months ended September 28, 2013 was approximately $0.2 million and $7.1 million, respectively. The aggregate value of shares purchased during the three and nine months ended September 29, 2012 was approximately $0.1 million and $5.0 million, respectively.

Off Balance Sheet Arrangements

We maintain an Irrevocable Standby Letter of Credit as part of our workers’ compensation insurance program. The Letter of Credit is not collateralized and automatically renews on June 30 of each year, unless terminated by one of the parties. As of September 28, 2013, our Letter of Credit balance was approximately $0.8 million.

Credit Facility

On December 19, 2011, we obtained an unsecured revolving credit facility that provides for up to $50.0 million in revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains certain financial covenants. We were in compliance with all such covenants as of September 28, 2013. The credit agreement permits us to use the facility for working capital and general corporate purposes. As of September 28, 2013, there were no borrowings under this credit facility.

Contractual Obligations

As of September 28, 2013, the liability for uncertain tax positions was $7.8 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the nine months ended September 28, 2013, there were no material changes to our contractual obligations reported in our 2012 Annual Report on Form 10-K outside our normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

A 50 basis point reduction in interest rates on our investment portfolio and cash equivalents that bear variable interest would have an immaterial impact to interest income on the consolidated statements of operations. In addition, if interest rates were to rise, the market value of our investment portfolio would decline, which could result in a loss if we were to choose or be forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points, the change in our net unrealized loss on our short and long-term investments would be $1.1 million. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

The fair value of our forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contracts, taking into account the change in currency exchange rates. A 10% directional change in the non-functional currency exchange rates as of September 28, 2013 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $6.8 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of September 28, 2013. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 28, 2013, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 28, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2013, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended September 28, 2013.

The following table sets forth certain information about our common stock repurchased during the three months ended September 28, 2013:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value (in $000) of shares that may yet be purchased under the plans or programs(2)

June 30, 2013 to July 31, 2013	1,630	$31.56	—	$75,000
August 1, 2013 to August 31, 2013	2,681	$35.92	—	$75,000
September 1, 2013 to September 28, 2013	839	$37.32	820,120	$35,000
Total	5,150	$34.77	820,120	$35,000

On November 26, 2012, we announced that the Board of Directors had authorized the repurchase of up to $150 million of the Company’s shares of common stock (“November 2012 program”). As part of the authorization under the November 2012 program, the Company entered into a $75.0 million Accelerated Share Repurchase (“2012 ASR”) agreement with an investment bank, which began immediately. At the conclusion of the 2012 ASR program in the first quarter of 2013, we received a total of 2,083,090 shares. During the third quarter of 2013, the Company entered into an Accelerated Share Repurchase (“2013 ASR”) agreement with an investment bank, under which we agreed to repurchase an aggregate of $40.0 million of our common stock. Under the 2013 ASR program, we paid $40.0 million and received an initial delivery of approximately 820,120 shares, which represented 75% of the ASR program’s estimated value at inception. As of September 28, 2013, $35.0 million was available for repurchases of shares of our common stock under the November 2012 program.

(1)  Shares purchased that were not part of our publicly announced repurchase programs represent the surrender value of shares of restricted stock units used to pay income taxes due upon vesting and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

(2)  Cumulative amounts through each respective month ending in 2013.

ITEM 6. EXHIBITS

2.1

Asset Purchase Agreement, dated as of June 30, 2013, by and among Thoratec Corporation, Terumo Corporation and Terumo Heart, Inc. (filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on July 1, 2013 and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 28, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 2013 and September 29, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 28, 2013 and September 29, 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2013 and September  29, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: October 31, 2013	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: October 31, 2013	/s/ Taylor C. Harris
Taylor C. Harris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

2.1

Asset Purchase Agreement, dated as of June 30, 2013, by and among Thoratec Corporation, Terumo Corporation and Terumo Heart, Inc. (filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on July 1, 2013 and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 28, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 2013 and September 29, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 28, 2013 and September 29, 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2013 and September  29, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*Furnished herewith.