Form 10-Q
period 2014-03-29
THORATEC CORP
filed 2014-05-07
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of April 25, 2014, the registrant had 56.8 million shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information	2
Item 1. Unaudited Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of March 29, 2014 and December 28, 2013	2
Condensed Consolidated Statements of Operations for the Three Months Ended March 29, 2014 and March 30, 2013	3
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 29, 2014 and March 30, 2013	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 29, 2014 and March 30, 2013	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	29
Signatures	30
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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 29, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$108,653	$139,099
Short-term available-for-sale investments	186,535	166,691
Receivables, net of allowances of $2,396 in 2014 and $2,163 in 2013	77,220	71,418
Inventories	59,345	60,293
Deferred tax assets	15,161	15,161
Income tax receivable	9,781	5,733
Prepaid expenses and other assets	8,196	7,272
Total current assets	464,891	465,667
Property, plant and equipment, net	55,084	55,163
Goodwill	207,026	205,764
Purchased intangible assets, net	34,593	36,403
Long-term available-for-sale investments	4,247	4,234
Other long-term assets	23,301	24,476
Total Assets	$789,142	$791,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,923	$17,599
Accrued compensation	17,942	22,759
Contingent liabilities, current portion	9,189	6,962
Other accrued liabilities	29,989	27,001
Total current liabilities	73,043	74,321
Long-term deferred tax liability	1,876	2,224
Other long-term liabilities	12,317	12,105
Contingent liabilities, non-current portion (Note 2)	26,728	36,384
Total Liabilities	113,964	125,034
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 56,885 in 2014 and 56,904 in 2013	—	—
Additional paid-in-capital	625,085	621,589
Retained earnings	62,548	57,587
Accumulated other comprehensive loss:	(12,455)	(12,503)
Total Shareholders’ Equity	675,178	666,673
Total Liabilities and Shareholders’ Equity	$789,142	$791,707

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 29, 2014	March 30, 2013

Product sales	$125,697	$117,725
Cost of product sales	40,026	35,073
Gross profit	85,671	82,652
Operating expenses:
Selling, general and administrative	35,501	34,745
Research and development	23,339	24,513
Total operating expenses	58,840	59,258
Income from operations	26,831	23,394
Other income and (expense):
Interest expense and other	—	(4)
Interest income and other	247	1,117
Income before income taxes	27,078	24,507
Income tax expense	8,839	6,337
Net income	$18,239	$18,170

Net Income per share:
Basic	$0.32	$0.32
Diluted	$0.32	$0.31

Shares used to compute net income per share:
Basic	56,840	57,486
Diluted	57,666	58,507

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013

Net Income	$18,239	$18,170
Unrealized gains (losses) on investments (net of taxes of $(286) and $146 for the three months ended March 29, 2014 and March 30, 2013, respectively)	(1,411)	218
Foreign currency translation adjustments	1,459	(2,288)
Total other comprehensive income (loss)	48	(2,070)
Comprehensive Income	$18,287	$16,100

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net Income	$18,239	$18,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,163	4,495
Investment premium amortization, net	1,045	821
Allowance for (reduction in) bad debt	(599)	8
Non-cash interest income and other	405	380
Change in fair value of contingent consideration	(467)	—
Tax benefit related to stock options	875	1,293
Share-based compensation expense	6,782	6,167
Excess tax benefits from share-based compensation	(898)	(1,271)
Loss (gain) on disposal of assets	(41)	57
Change in net deferred tax liability	(207)	(737)
Changes in assets and liabilities:
Receivables	(5,026)	2,781
Inventories	507	(11,071)
Other current and non-current assets	(316)	(261)
Accounts payable	(1,030)	3,865
Income taxes, net	(2,458)	(1,913)
Other current and non-current liabilities	(3,545)	(9,288)
Net cash provided by operating activities	17,429	13,496

Cash flows from investing activities:
Purchases of available-for-sale investments	(71,436)	(48,708)
Sales and maturities of available-for-sale investments	50,011	36,243
Purchases of property, plant and equipment	(2,157)	(3,883)
Net cash used in investing activities	(23,582)	(16,348)

Cash flows from financing activities:
Payment of contingent consideration	(6,107)	(4,220)
Proceeds from stock option exercises	2,653	2,512
Excess tax benefits from share-based compensation	898	1,271
Repurchase and retirement of common shares	(22,285)	(5,802)
Net cash used in financing activities	(24,841)	(6,239)
Effect of exchange rate changes on cash and cash equivalents	548	(772)

Net decrease in cash and cash equivalents	(30,446)	(9,863)
Net cash and cash equivalents at beginning of period	139,099	101,322
Net cash and cash equivalents at end of period	$108,653	$91,459

Supplemental disclosure of consolidated cash flow information:
Cash paid for income taxes	$10,801	$7,660
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$650	$594
Repurchases and retirement of common shares through other accrued liabilities	$625	$—
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$410	$445

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Operations and Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “us,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our fiscal 2013 consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our 2013 Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (the “2013 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

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

Note 2. Acquisition of DuraHeart II

On June 30, 2013 (“acquisition date”), we acquired certain assets (the “Purchased Assets”) and assumed certain liabilities from Terumo Corporation (“Terumo”) related to the DuraHeart II Left Ventricular Assist System product line (“DuraHeart II”) previously under development by Terumo. Under the terms of the acquisition, we made an upfront cash payment to Terumo of $13.0 million, and will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million. Terumo also maintains the right to repurchase the Purchased Assets in the event that we do not fulfill certain conditions at various dates. As part of the agreement, we hired a team of Terumo employees. Additionally, we entered into a distribution partnership with Terumo, in which Terumo will commercialize DuraHeart II in Japan and potentially other parts of Asia, if and when local regulatory approvals are obtained.

The DuraHeart II acquisition was accounted for as a business combination by us. In connection with the acquisition, we recorded $2.0 million of acquisition-related costs, which were recognized in our consolidated statement of operations in fiscal 2013 within operating expenses. We also recorded $9.9 million of goodwill, equal to the amount by which the purchase consideration exceeded the fair value of the Purchased Assets. This goodwill was allocated to our sole operating segment and is deductible for U.S. income tax purposes. We will be obligated to pay potential post-closing cash milestone payments of $5.5 million and $10.5 million upon Conformité Européene (“CE”) Mark approval in Europe and U.S. Food and Drug Administration (“FDA”) approval, respectively, for the DuraHeart II device currently under development (collectively referred to as the “regulatory milestones”). Additional milestone payments totaling $27.5 million will become payable by us upon reaching various commercial sale milestones after the regulatory approvals are obtained (referred to as the “commercial sales milestones”). The fair value of the combined contingent consideration due upon achievement of the regulatory milestones and the commercial sales milestones was estimated to be $18.8 million at the acquisition date and has been recorded as a non-current liability, because such contingent consideration is expected to be settled no earlier than 2016.

Total purchase price consideration was as follows (in thousands):

Cash paid at the acquisition closing date (June 30, 2013)	$13,000
Estimated fair value of contingent consideration	18,800
Total estimated purchase price	$31,800

We determined the initial fair value of the contingent consideration in connection with the regulatory and commercial sales milestones using various estimates, including probabilities of success, discount rates and the estimated amount of time until the conditions of the milestone payments are met. This fair value measurement was based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy (see Note 3 for more information about fair value measurements). The key assumptions used to determine the fair value of the contingent consideration at the acquisition date in connection with the regulatory milestones included a discount rate and probability-adjusted milestone payment date ranges. The key assumptions used to determine the fair value of contingent consideration at the acquisition date in connection with the commercial sales milestones included a discount rate and probability-weighted expected milestone payment date ranges based on the aggregate number of commercial units sold. In the three months ended March 29, 2014, the fair value of the contingent consideration decreased by $0.5 million as a result of changes in the probabilities of possible outcome, offset by accretion expense associated with the passage of time. The net change was reported as a decrease in research and development expense of $1.6 million, in part offset by an increase in selling, general and administrative expense of $1.1 million in the condensed consolidated statement of operations for the three months ended March 29, 2014.

Purchase Price Allocation as of the acquisition date is summarized as follows (in thousands):

Property, plant and equipment	$8,900
Identifiable intangible assets:
Favorable lease contract	600
IPR&D asset	12,400
Goodwill	9,900
Total estimated purchase price consideration	31,800
Less: Contingent consideration	18,800
Cash paid at the acquisition closing	$13,000

We recorded an IPR&D asset of $12.4 million, which represents an estimate of the fair value of the in-process technology related to the DuraHeart II device. The fair value of the IPR&D asset was determined using the multi-period excess earnings method which is equal to the present value of the incremental after-tax cash flows attributable to that intangible asset, discounted based on our best estimate of a market participant’s after-tax weighted average cost of capital.

We recorded equipment totaling $8.9 million based on the fair value at the acquisition date. Of that amount, $8.1 million is related to certain equipment that is expected to be primarily used in the production of DuraHeart II units in anticipation of future clinical trials and throughout the commercialization of the product. Depreciation will commence upon production of the DuraHeart II units.

The following pro forma information presents the combined results of operations for the three months ended March 30, 2013 as if we had completed the DuraHeart II acquisition at the beginning of 2012. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, fair market value adjustments, immaterial depreciation expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of condensed consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Three months Ended March 30, 2013

Product sales	$117,725
Income before taxes	16,518
Net income	12,247

Note 3. Fair Value Measurements

Our financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, certificates of deposit, municipal and corporate bonds, commercial paper, variable demand notes, asset-backed securities, auction rate securities (ARS), forward contracts, certain investments held as assets under the deferred compensation plan, marketable equity securities and the contingent consideration in connection with acquisitions. The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities that we have the ability to access

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves

Level 3: Inputs that are unobservable data points that are not corroborated by market data

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2 and Level 3 during either of the three months ended March 29, 2014 or March 30, 2013.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of March 29, 2014:
Cash equivalents:
Money market funds	$58,561	$58,561	$—	$—
Commercial paper	32,347	—	32,347	—
Municipal bonds	3,820	—	3,820	—
Short-term investments:
Municipal bonds	154,094	—	154,094	—
Asset-backed securities	3,470	—	3,470	—
Corporate bonds	16,227	—	16,227	—
Commercial paper	10,744	—	10,744	—
Certificate of deposit	2,000	—	2,000	—
Prepaid expenses and other assets:
Foreign exchange contracts	1,113	—	1,113	—
Long-term investments:
Auction rate securities	4,247	—	—	4,247
Other long-term assets:
Investments included in our deferred compensation plan	2,017	—	2,017	—
Marketable equity securities	2,397	2,397	—	—
Other accrued liabilities:
Foreign exchange contracts	1,589	—	1,589	—
Contingent consideration (current and non-current portions)	$35,917	$—	$—	$35,917

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of December 28, 2013:
Cash equivalents:
Money market funds	$97,200	$97,200	$—	$—
Commercial paper	13,899	—	13,899	—
Short-term investments:
Municipal bonds	142,486	—	142,486	—
Variable demand notes	6,700	—	6,700	—
Corporate bonds	5,507	—	5,507	—
Commercial paper	9,998	—	9,998	—
Certificate of deposit	2,000	—	2,000	—
Prepaid expenses and other assets:
Foreign exchange contracts	592	—	592	—
Long-term investments:
Auction rate securities	4,234	—	—	4,234
Other long-term assets:
Investments included in our deferred compensation plan	1,700	—	1,700	—
Marketable equity securities	4,019	4,019	—	—
Other accrued liabilities:
Foreign exchange contracts	156	—	156	—
Contingent consideration (current and non-current portions)	$43,346	$—	$—	$43,346

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves and benchmark securities. Our Level 2 financial assets and liabilities include short-term investments, foreign exchange instruments and certain of our deferred compensation plan securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets and liabilities include the following:

Auction rate securities—Due to limited market activity the determination of fair value requires significant judgment or estimation. These available-for-sale debt securities were valued using a discounted cash-flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of auction rate securities.

Contingent consideration—The fair value of the contingent consideration related to the acquisition of the medical business of Levitronix LLC (Levitronix Medical) in August 2011 requires significant management judgment or estimation and is calculated using the income approach, using various revenue assumptions and applying a probability to each outcome. The fair value of the contingent consideration is remeasured at the end of each reporting period with the change in fair value recorded within operating expense in our condensed consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. The accretion of interest expense was not significant for all periods presented. Refer to Note 2 for a discussion of the fair value of the contingent consideration associated with the DuraHeart II acquisition.

Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of March 29, 2014:
Short-term investments:
Municipal bonds	$153,938	$167	$(11)	$154,094
Corporate bonds	16,269	5	(47)	16,227
Commercial paper	10,744	—	—	10,744
Asset-backed securities	3,472	—	(2)	3,470
Certificate of deposit	2,000	—	—	2,000
Total short-term investments	$186,423	$172	$(60)	$186,535
Long-term investments:
Auction rate securities	$4,900	$—	$(653)	$4,247
Other long-term assets:
Marketable equity securities	2,996	—	(599)	2,397
Total long-term	$7,896	$—	$(1,252)	$6,644
As of December 28, 2013:
Short-term investments:
Municipal bonds	$142,321	$178	$(13)	$142,486
Variable demand notes	6,700	—	—	6,700
Corporate bonds	5,500	7	—	5,507
Commercial paper	9,998	—	—	9,998
Certificate of deposit	2,000	—	—	2,000
Total short-term investments	$166,519	$185	$(13)	$166,691
Long-term investments:
Auction rate securities	$4,900	$—	$(666)	$4,234
Other long-term assets:
Marketable equity securities	2,996	1,023	—	4,019
Total long-term	$7,896	$1,023	$(666)	$8,253

Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments. The underlying mutual fund investments are deemed trading securities. The mutual fund investments’ fair value and the cash surrender value of our corporate-owned life insurance policies are classified in the condensed consolidated balance sheets in “Other long-term assets.” The aggregate value of our deferred compensation plan assets as of March 29, 2014 and December 28, 2013 was $5.6 million and $5.2 million, respectively. The unrealized gain before tax from the change in the value of the deferred compensation plan was not significant in the three months ended March 29, 2014 and March 30, 2013.

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows as of March 29, 2014:

	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$147,924	$148,008
Maturing after 1 year through 5 years	38,499	38,527
Short-term available-for-sale investments	186,423	186,535
Maturing after 5 years	4,900	4,247
	$191,323	$190,782

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the ARS during the first quarter of 2014:

Auction Rate Securities
(in thousands)
Balance as of December 28, 2013	$4,234
Unrealized holding gain on auction rate securities, included in other comprehensive income (loss)	13
Balance as of March 29, 2014	$4,247

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of contingent consideration during the first quarter of 2014:

Contingent Consideration
(in thousands)
Balance as of December 28, 2013	$43,346
Payments	(6,962)
Change in fair value	(467)
Balance as of March 29, 2014	$35,917

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 29, 2014:

	Fair Value at March 29, 2014 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Auction rate securities	$4,247	Discounted cash flow	Discount rate	1.74%
			Market credit spread	2.81%
			Liquidity factor	0.00%

Levitronix Medical Contingent consideration	$15,290	Multiple outcome discounted cash flow	Annual Revenue	$42.8 million ($31.5 million to $49.9 million)
			Discount rate	1.10% (0.8% to 1.51%)
			Probability of occurrence	20% (2.5% to 50%)

DuraHeart II Contingent consideration	$20,627	Multiple outcome discounted cash flow	Milestone dates	2016 to 2029
			Discount rate	5.3% to 17.0%
			Probability of occurrence	5% to 80%

Auction Rate Securities

The significant unobservable inputs used in the fair value measurement of ARS are the weighted average discount rate, market credit spread and liquidity factor. A significant increase (decrease) in the discount rate in isolation could result in a significantly higher (lower) fair value measurement, whereas a significant increase (decrease) in the market credit spread and liquidity factor in isolation could result in a significantly lower (higher) fair value measurement. Although the discount rate as compared to the market credit spread and liquidity factors are not directly related, they will generally move in opposite directions.

The fair value of ARS is calculated on a quarterly basis by senior management based on a collaborative effort of the corporate treasury and accounting groups. To assess the reasonableness of the fair value measurement, management compares its fair value measurement to the values calculated by independent third parties.

Contingent Consideration

The estimated fair value of the liability for contingent consideration represents revenue and milestone targets related to our Levitronix Medical and DuraHeart II acquisitions, respectively. The fair value of the liability is determined using a discounted cash flow methodology with significant inputs that include projected revenue, discount rate and percentage probability of occurrence for the Levitronix Medical contingent consideration; and regulatory milestone targets, commercial milestones targets, discount rate and percent probability of occurrence of these milestones for the DuraHeart II contingent consideration. A significant increase (decrease) in the projected revenue in isolation could result in a significantly higher (lower) fair value measurement; a significant delay (acceleration) in the projected regulatory milestone achievement date in isolation could result in a significantly lower (higher) fair value measurement; a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement; and the changes in the probability of occurrence between the outcomes in isolation could result in a significant change in fair value measurement.

The fair value of the contingent consideration is calculated on a quarterly basis by management based on a collaborative effort of our regulatory, research and development, operations, finance and accounting groups. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue and milestone targets as compared to initial projections, the impact of market competition and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the condensed consolidated statement of operations. In the first quarter of 2014, we recorded a remeasurement adjustment to the DuraHeart II contingent consideration in the amount of $0.5 million. No adjustment was recorded to the Levitronix contingent consideration other than the payment made in the amount of $7.0 million in the first quarter of 2014.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. No impairment was recorded in either the three months ended March 29, 2014 or March 30, 2013.

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

Total gross notional amounts for outstanding derivatives instruments were as follows:

	March 29, 2014	December 28, 2013
Forward contracts:
Euro (sell)	€16.2 million	€20.2 million
British Pound Sterling (sell)	£1.3 million	£1.3 million
U.S. Dollar (sell)	$35.0 million	$23.5 million
U.S. Dollar (buy)	$59.0 million	$60.0 million

The following table shows the derivative instruments measured at gross fair value reported on the condensed consolidated balance sheets:

	As of March 29, 2014		As of December 28, 2013
	Prepaid expenses and other assets	Other accrued liabilities	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$1,113	$1,589	$592	$156

The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Foreign currency exchange gain (loss) on foreign contracts	$353	$2,781
Foreign currency transactions gain (loss)	(410)	(2,445)

Note 5. Balance Sheet Information

The following tables provide details of selected condensed consolidated balance sheets items as of the end of each period:

Inventories consisted of the following:

	March 29, 2014	December 28, 2013
	(in thousands)
Finished goods	$23,297	$22,885
Work in process	14,255	13,739
Raw materials	21,793	23,669
Total	$59,345	$60,293

Property, plant and equipment, net consisted of the following:

	March 29, 2014	December 28, 2013
	(in thousands)
Land, building and improvements	$20,594	$20,594
Equipment and capitalized software (A)	63,246	61,383
Furniture and leasehold improvements	22,761	22,458
Total	106,601	104,435
Less accumulated depreciation	(51,517)	(49,272)
Total	$55,084	$55,163

(A)       Includes approximately $8.9 million of equipment from the DuraHeart II acquisition in 2013.

Depreciation expense in the three months ended March 29, 2014 and March 30, 2013 was $2.1 million and $1.9 million, respectively.

Warranty provision, included in “Other accrued liabilities” on the condensed consolidated balance sheets, and the changes in the balances for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	March 29, 2014	March 30, 2013
	(in thousands)
Balance, beginning of the period	$9,899	$2,212
Additions	909	113
Settlements	(1,162)	(459)
Balance, end of the period	$9,646	$1,866

Changes in Accumulated Other Comprehensive Loss by component during the three months ended March 29, 2014:

	Foreign currency items (A)	Unrealized gain (loss) on available-for-sale securities (A)	Total
	(in thousands)
Balance as of December 28, 2013	$(13,039)	$536	$(12,503)
Other comprehensive loss before reclassification	1,459	(1,411)	48
Net current period other comprehensive loss	1,459	(1,411)	48
Balance as of March 29, 2014	$(11,580)	$(875)	$(12,455)

(A)       All amounts are net of tax.

Note 6. Goodwill and Purchased Intangible Assets, net

The carrying amount of goodwill and the changes in the balances for the three months ended March 29, 2014 were as follows (in thousands):

Balance as of December 28, 2013	$205,764
Foreign currency translation impact	1,262
Balance as of March 29, 2014	$207,026

Intangible assets (net of accumulated amortization and impairment) were as follows:

	As of March 29, 2014
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(35,047)	$—	$8,485
Core technology	37,180	(23,203)	(12,642)	1,335
Developed technology	128,073	(82,356)	(37,600)	8,117
Pre-existing license agreement	2,300	(876)	—	1,424
Customer based relationships and other	7,246	(4,508)	—	2,738
Foreign currency translation impact	94	—	—	94
	218,425	(145,990)	(50,242)	22,193
Intangible assets not yet subject to amortization:
IPR&D (see Note 2)	12,400	—	—	12,400
Total purchased intangible assets	$230,825	$(145,990)	$(50,242)	$34,593

	As of December 28, 2013
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(34,755)	$—	$8,777
Core technology	37,180	(22,986)	(12,642)	1,552
Developed technology	128,073	(81,635)	(37,600)	8,838
Pre-existing license agreement	2,300	(794)	—	1,506
Customer based relationships and other	7,246	(4,043)	—	3,203
Foreign currency translation impact	127	—	—	127
	218,458	(144,213)	(50,242)	24,003
Intangible assets not yet subject to amortization:
IPR&D (see Note 2)	12,400	—	—	12,400
Total purchased intangible assets	$230,858	$(144,213)	$(50,242)	$36,403

Amortization expense related to identifiable intangible assets in the three months ended March 29, 2014 and March 30, 2013 was $1.9 million and $2.5 million, respectively.

Estimated amortization expenses for the next five fiscal years and all years thereafter, excluding intangible assets not yet subject to amortization are as follows:

(in thousands)
Fiscal year:
Remainder of 2014	$5,314
2015	4,757
2016	3,457
2017	2,580
2018	2,163
Thereafter	3,922
Total	$22,193

Note 7. Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of March 29, 2014. The credit agreement permits us to use the facility for working capital and general corporate purposes. We did not have any borrowings under this credit facility during the three months ended March 29, 2014 or March 30, 2013.

Note 8. Legal Proceeding

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

On January 24, 2014, we and three of our present and former officers were named as defendants in a complaint filed in the United States District Court for the Northern District of California. The action, entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, is a putative class action brought on behalf of purchasers of our securities between April 29, 2010, and November 27, 2013, inclusive (the “Class Period”), and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The complaint alleges that during the Class Period, the Company made false or misleading statements in our financial reports, SEC filings and press releases regarding our business and outlook, focusing primarily on the Company’s alleged failure to disclose that the HeartMate II Left Ventricular Assist Device had a purported significant risk of pump thrombosis. Plaintiffs seek unspecified damages, among other relief. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff. Plaintiffs will have until June 20, 2014 to file a consolidated amended class action complaint. Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of this action will have a material effect on our financial position, liquidity or results of operations.

Note 9. Share-Based Compensation

Our 2006 Incentive Stock Plan permits the issuance of stock options (“options”), restricted stock units (“RSUs”), performance share units (“PSUs”) and other types of awards to employees, directors, and consultants. As of March 29, 2014, approximately 1.7 million shares remained available for issuance under the 2006 Plan.

Share-based compensation consisted of the following:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Cost of goods sold	$621	$571
Selling, general and administrative	4,025	3,683
Research and development	2,136	1,913
Total share-based compensation expense before taxes	6,782	6,167
Tax benefit for share-based compensation expense	2,272	2,280
Total share-based compensation (net of taxes)	$4,510	$3,887

Share-based compensation costs of $0.6 million and $0.5 million were capitalized to inventory as of March 29, 2014 and December 28, 2013, respectively.

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 29, 2014	March 30, 2013
Risk-free interest rate (weighted average)	2.19%	1.36%
Expected volatility	37%	37%
Expected option life (years)	4.96 years	4.92 to 5.93 years
Dividends	None	None

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options as of December 28, 2013	2,261	$29.68	6.95
Granted	536	35.00
Exercised	(130)	20.38
Forfeited or expired	(14)	36.04
Outstanding options as of March 29, 2014	2,653	$31.17	7.60
Outstanding options exercisable as of March 29, 2014	1,250	$27.72	6.08
Outstanding options vested as of March 29, 2014 and expected to vest	2,546	$31.03	7.53

As of March 29, 2014, there was $11.4 million of unrecognized compensation expense, net of estimated forfeitures, related to options, which expense we expect to recognize over a weighted average period of 1.94 years. The weighted average grant-date fair value of options granted in the first quarter of 2014 was $12.39 per share.

Restricted Stock Units

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units as of December 28, 2013	1,461	$33.40	1.27
Granted	498	35.04
Released	(408)	32.12
Forfeited or expired	(27)	34.74
Outstanding units as of March 29, 2014	1,524	$34.26	1.76

As of March 29, 2014, there was $43.9 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which amount we expect to recognize over 2.7 years.

Performance Share Units

In the first quarter of 2014, we issued approximately 69,000 PSUs to certain employees with a weighted average grant-date fair value of $35.00 per PSU. The number of shares ultimately received will depend on a specified performance target over the performance period. Fifty percent of the shares awarded vest at the end of the performance period and remaining shares vest twenty-five percent on each of the following two anniversaries after the performance period assuming continued service by the employee. Delivery of the shares is conditioned upon achievement of the target and, if the target is achieved, occurs as of the applicable vesting date. We estimate the fair value of the PSUs based on the number of PSUs that are expected to be earned multiplied by the market price of our common stock on the date of grant. As the performance target is considered a performance condition, the expense for these awards, net of estimated forfeitures, is recorded over the four year vesting period based on a graded accelerated vesting method.

As of March 29, 2014, there was $2.6 million of unrecognized compensation expense, net of estimated forfeitures, related to PSUs, which we expect to recognize over a weighted average period of 2.72 years.

Note 10. Common and Preferred Stock

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three months ended March 29, 2014, we repurchased $12.3 million worth of shares of our common stock under the December 2013 program, of which $0.6 million was accrued on the condensed consolidated balance sheet as of March 29, 2014. In addition, we repurchased $1.2 million worth of shares of our common stock in the first quarter of 2014 under our previous November 2012 program which expired on December 31, 2013.

As of March 29, 2014, $187.7 million was available for repurchases of shares of our common stock under the December 2013 program.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $13.5 million of shares repurchased in the three months ended March 29, 2014 by reducing the additional paid-in-capital (“APIC”) balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $4.7 million and retained earnings decreased by $8.8 million in the consolidated statement of shareholders’ equity.

We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in three months ended March 29, 2014 was $6.7 million, which decreased APIC and retained earnings by $2.3 million and $4.4 million, respectively, based on the same allocation methodology discussed above. The aggregate value of shares purchased in three months ended March 28, 2013 was $5.8 million, which decreased APIC and retained earnings by $1.9 million and $3.9 million, respectively.

Note 11. Income Taxes

Our effective income tax rates in the first quarter of 2014 and 2013 were 32.6% and 25.9%, respectively. The increase is primarily due to the lack of federal R&D credits in the absence of enacted legislation in 2014. In the first quarter of 2013, we recognized a benefit of approximately $1.6 million for qualifying amounts, of which $1.3 million relates to the 2012 credits recognized as a result of the timing of legislation.

During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $1.5 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

Note 12. Segment and Geographic Information

We have one operating segment and, and therefore, one reportable segment which develops, manufactures and markets proprietary medical devices used for mechanical circulatory support for the treatment of heart failure patients. Our chief operating decision-maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance, accompanied by disaggregated revenue information by product line. We do not assess the performance of our individual product lines on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues by product line, geography, and certain revenue category.

Product sales attributed to a country or region include product sales to hospitals, physicians and distributors and are based on final destinations where the products are sold. No individual customer or individual country outside of the U.S. accounted for more than 10% of product sales in either the first quarter of 2014 or 2013.

	Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Product sales by geographic location:
Domestic	$95,605	$92,269
International	30,092	25,456
Total	$125,697	$117,725

	Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Product sales by product line:
HeartMate	$110,011	$102,921
CentriMag	12,994	10,364
PVAD and IVAD	2,252	3,832
Other	440	608
Total	$125,697	$117,725

	Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Product sales by category:
Pump	$89,300	$84,331
Non-Pump	35,957	32,786
Other	440	608
Total	$125,697	$117,725

13. Net Income Per Share

We calculate basic earnings per share (“EPS”) using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding options and RSUs. PSUs are excluded from the shares used to compute diluted EPS until performance condition is met.

The reconciliations of the numerators and denominators of each of the basic and diluted EPS calculations were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(stated in thousands, except per share amounts)

Numerator:
Net income	$18,239	$18,170

Denominator:
Weighted average shares used to compute basis EPS	56,840	57,486
Dilutive effect of share—based compensation plans	826	1,021
Weighted average shares used to compute diluted EPS	57,666	58,507

Net income per share:
Basic	$0.32	$0.32
Diluted	$0.32	$0.31

Options to purchase 686,000 and 775,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 29, 2014 and March 30, 2013, respectively, because their effect would have been antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “hopes,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2013 Annual Report on Form 10-K (the “2013 Annual Report”) and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release any revisions or updates to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

OVERVIEW

Thoratec Corporation (“we,” “our,” “us,” or the “Company”) is the world leader in mechanical circulatory support with a product portfolio to treat the full range of clinical needs for advanced heart failure patients. We develop, manufacture and market proprietary medical devices used for mechanical circulatory support (“MCS”) for the treatment of heart failure (“HF”) patients. For chronic circulatory support for HF patients, our primary product lines are our ventricular assist devices (“VADs”): HeartMate II Left Ventricular Assist System (“HeartMate II”), Thoratec Paracorporeal Ventricular Assist Device (“PVAD”), and Thoratec Implantable Ventricular Assist Device (“IVAD”). We refer to HeartMate II as the “HeartMate product line” and PVAD and IVAD collectively as the “PVAD and IVAD product line.” For acute circulatory support, our product lines are CentriMag Acute Circulatory System (“CentriMag”) and for pediatric patients PediMag/PediVAS Acute Circulatory System (“PediMag/PediVAS”). HeartMate II, PVAD, IVAD, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration (“FDA”), and have received Conformité Européene (“CE”) Mark approval in Europe.

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

On June 30, 2013, we acquired certain assets and assumed certain liabilities from Terumo Corporation (“Terumo”) related to the DuraHeart II Left Ventricular Assist product line (“DuraHeart II”) previously under development by Terumo. Under the terms of the acquisition, we made an up-front cash payment of $13.0 million, and we will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million.

HeartMate II

HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device (“LVAD”) consisting of a rotary blood pump designed to provide intermediate and long-term MCS. HeartMate II is designed to improve survival and quality of life for a broad range of advanced HF patients. Significantly smaller than our predecessor long-term LVAD and with only one moving part, HeartMate II is simpler and designed to operate more quietly than pulsatile devices.

HeartMate II received FDA approval in April 2008 for bridge-to- transplantation (“BTT”) and received FDA approval for use in HF patients who are not eligible for heart transplantation (“Destination Therapy” or “DT”) in January 2010. In November 2005, we completed the required conformity assessment procedure and design dossier reviews to be given authority from our Notified Body to affix the CE Mark to the HeartMate II for marketing in Europe. HeartMate II is the most widely used LVAD.

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

PediMag/PediVAS

PediMag and PediVAS are identical, extracorporeal full-flow acute surgical support platforms incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology, designed to provide acute surgical support to pediatric patients. The brand names differ according to indication for use, duration of support and regulatory approval. PediMag is cleared by the FDA for use, in conjunction with the CentriMag console and motor, for support periods of up to six hours. Outside the U.S., the device is branded as PediVAS. This device has been CE Marked for marketing in Europe to provide support for up to 30 days for both cardiac and respiratory failure.

PVAD

PVAD is an external, pulsatile VAD, FDA approved for BTT, including home discharge and post-cardiotomy myocardial recovery and provides left, right, and biventricular MCS. PVAD is a paracorporeal device that is less invasive than implantable VADs since only the cannula is implanted. The paracorporeal nature of PVAD provides several benefits including shorter implantation times (approximately two hours) and the ability to use the device in smaller patients.

A pneumatic power source drives PVAD. It is designed for short to intermediate duration for post-cardiotomy myocardial recovery following cardiac surgery and BTT. PVAD and IVAD, described below, offer left, right or biventricular support for use for BTT. This characteristic is significant because the vast majority of BTT patients treated with PVAD and IVAD require right as well as left-side ventricular assistance. PVAD and IVAD are also the only devices approved for both BTT and recovery following cardiac surgery. PVAD incorporates our proprietary biomaterial, Thoralon, which has excellent tissue and blood compatibility and is resistant to blood clots.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the three months ended March 29, 2014.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended
	(in thousands, except for percentage data)
	March 29, 2014%		March 30, 2013%

Product sales	$125,697	100.0%	$117,725	100.0%
Cost of product sales	40,026	31.8	35,073	29.8
Gross profit	85,671	68.2	82,652	70.2
Operating expenses:
Selling, general and administrative	35,501	28.3	34,745	29.5
Research and development	23,339	18.6	24,513	20.8
Total operating expenses	58,840	46.9	59,258	50.3
Income from operations	26,831	21.3	23,394	19.9
Other income and (expense):
Interest expense and other	—	(0.0)	(4)	(0.0)
Interest income and other	247	0.2	1,117	0.9
Income before income tax expense	27,078	21.5	24,507	20.8
Income tax expense	8,839	7.0	6,337	5.4
Net income	$18,239	14.5	$18,170	15.4

Three months ended March 29, 2014 and March 30, 2014

Product Sales

Product sales consisted of the following:

	Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in thousands)
Total product sales	$125,697	$117,725	6.8%

In the first quarter of 2014 as compared to the first quarter of 2013, product sales increased by $8.0 million or 6.8%, driven by sales performance of our HeartMate II and CentriMag products. HeartMate II contributed $7.1 million to the increase, while CentriMag and PediMag product line contributed $2.6 million to the increase. The increase was partially offset by a decline of $1.7 million in sales of the PVAD and IVAD product line. From a regional perspective, the U.S. sales contributed $3.3 million to the increase, while international sales contributed $4.7 million.

Sales originating outside of the U.S. and U.S. export sales collectively accounted for 24% and 22% of our total product sales in the first quarter of 2014 and the first quarter of 2013, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands, except percentages)
Total gross profit	$85,671	$82,652
Total gross margin	68.2%	70.2%

In the first quarter of 2014 as compared to the first quarter of 2013, gross margin decreased by two percentage points, which was primarily due to inventory related charges and manufacturing variances, in part offset by favorable product mix and lower intangible amortization expense related to PVAD and IVAD intangible assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in thousands)
Total selling, general and administration	$35,501	$34,745	2.2%

In the first quarter of 2014 as compared to the first quarter of 2013, selling, general and administrative expenses increased by $0.8 million primarily due to the remeasurement of our estimated contingent consideration associated with the DuraHeart II acquisition, in part offset by the decrease in other administrative expenses.

Research and Development Expenses

Research and development expenses were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in thousands)
Total research and development	$23,339	$24,513	(4.8)%

Research and development (R&D) expenses are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

In the first quarter of 2014 as compared to the first quarter of 2013, R&D expenses decreased by $1.2 million primarily due to timing of projected-related expenses related to our next generation product development programs and the remeasurement of our estimated contingent consideration associated with the DuraHeart II acquisition, in part offset by personnel added from that acquisition which did not exist in the first quarter of 2013.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in thousands)
Interest income	$224	$246	(8.9)%
Foreign currency, net	(57)	336	(117.0)%
Other	80	535	(85.0)%
Total interest income and other	$247	$1,117

The changes in interest income and other were primarily driven by foreign currency and the mark-to-market value of our deferred compensation plan assets during the current period.

Income Taxes

Our effective income tax rates in the first quarter of 2014 and 2013 were 32.6% and 25.9%, respectively.  The increase is primarily due to the lack of federal R&D credits in the absence of enacted legislation in 2014. In the first quarter of 2013, we recognized a benefit of approximately $1.6 million for qualifying amounts, of which $1.3 million relates to the 2012 credits recognized as a result of the timing of legislation.

Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Because changes in our forecasted earnings for 2014 can significantly affect our projected annual effective tax rate, our quarterly tax rate could fluctuate significantly depending on our profitability.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

Cash and cash equivalents include highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase.

Investments classified as short-term consist of various financial instruments such as municipal bonds, corporate bonds, variable demand notes, commercial paper, certificate of deposit, and asset-backed securities. Bonds with high credit quality with maturities of greater than 90 days when purchased are classified as short-term available-for-sale investments. Investments classified as long-term consist of our investments in auction rate securities.

Following is a summary of our cash, cash equivalents and investments:

	March 29, 2014	December 28, 2013
	(in thousands)
Cash and cash equivalents	$108,653	$139,099
Short-term investments	186,535	166,691
Long-term investments	4,247	4,234
Total cash, cash equivalents and investments	$299,435	$310,024

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, and share repurchase programs for at least the next 12 months.

Cash Flow Activities

	March 29, 2014	March 30, 2013
	(in thousands)
Net cash provided by operating activities	$17,429	$13,496
Net cash used in investing activities	(23,582)	(16,348)
Net cash used in financing activities	(24,841)	(6,239)
Effect of exchange rate changes on cash and cash equivalents	548	(772)
Net decrease in cash and cash equivalents	$(30,446)	$(9,863)

Cash Provided by Operating Activities

Cash provided by operating activities in the three months ended March 29, 2014 was $17.4 million and consisted of net income of $18.2 million, adjustments for non-cash items of $11.1 million, and cash used in working capital of $11.9 million. Adjustments for non-cash items primarily consisted of $6.8 million of stock-based compensation expense and $4.2 million of depreciation and amortization expense, offset in part by the remeasurement of the contingent consideration of $0.5 million and excess tax benefits from stock-based compensation of $0.9 million. The decrease in cash from the changes in working capital activities primarily consisted of an increase in accounts receivable of $5.0 million due in part to a large international order in the first quarter of 2014. Decreases to accounts payable and other liabilities totaling $7.0 million also contributed to decrease in cash provided by operating activities.

Cash provided by operating activities in the three months ended March 30, 2013 was $13.5 million and consisted of net income of $18.2 million, adjustments for non-cash items of $11.2 million, and cash used by working capital of $15.9 million. Adjustments for non-cash items primarily consisted of $6.2 million of share-based compensation expense and $4.5 million of depreciation and amortization expense, offset by $0.7 million related to deferred income taxes and $1.3 million for excess tax benefits from share-based compensation. Cash used by working capital activities was primarily due to an increase in inventory of $11.1 million and a reduction of current and non-current liabilities totaling $7.3million. This was in part offset by lower accounts receivable of $2.8 million.

Cash Used in Investing Activities

Cash used in investing activities in the three months ended March 29, 2014 of $23.6 million was primarily attributable to purchases of available for sale investments of $71.4 million and capital expenditures of $2.2 million to support our manufacturing facilities and administration growth, which was offset by the maturities and sales of available for sale investments of $50.0 million.

Cash used in investing activities in the three months ended March 30, 2013 of $16.3 million was primarily attributable to the purchase of available for sale investments of $48.7 million and capital expenditures of $3.8 million to support our manufacturing facilities and administration growth. This was partially offset by maturities and sales of available for sale investments of $36.2 million.

Cash Used in Financing Activities

Cash used in financing activities in the three months ended March 29, 2014 of $24.8 million was primarily comprised of $13.5 million used for repurchases of 374,000 shares of our common stock under the stock repurchase programs authorized, $6.7 million used to repurchase vested restricted stock units for settlement of income tax withholding liabilities and $6.1 million paid in contingent consideration. This amount was offset in part by $2.7 million of proceeds related to stock option exercises, and $0.9 million from excess tax benefits for share-based compensation.

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

Stock Repurchase Program

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three months ended March 29, 2014, we repurchased $12.3 million worth of shares of our common stock under the December 2013 program, of which $0.6 million was accrued on the condensed consolidated balance sheet as of March 29, 2014. In addition, we repurchased $1.2 million worth of shares of our common stock in the first quarter of 2014 under our previous November 2012 program which expired on December 31, 2013. As of March 29, 2014, $187.7 million was available for repurchases of shares of our common stock under the December 2013 program.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $13.5 million of shares repurchased in the three months ended March 29, 2014 by reducing the additional paid-in-capital (“APIC”) balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $4.7 million and retained earnings decreased by $8.8 million in the consolidated statement of shareholders’ equity.

We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in the three months ended March 29, 2014 was $6.7 million, which decreased APIC and retained earnings by $2.3 million and $4.4 million, respectively, based on the same allocation methodology discussed above. The aggregate value of shares purchased in the three months ended March 28, 2013 was $5.8 million, which decreased APIC and retained earnings by $1.9 million and $3.9 million, respectively.

Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of March 29, 2014. The credit agreement permits us to use the facility for working capital and general corporate purposes. We did not have any borrowings under this credit facility during the three months ended March 29, 2014 or March 30, 2013.

Contractual Obligations

As of March 29, 2014, the liability for uncertain tax positions was $8.5 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the three months ended March 29, 2014, there were no material changes to our contractual obligations reported in our 2013 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

A 50 basis point reduction in interest rates on our investment portfolio and cash equivalents that bear variable interest would have an immaterial impact to interest income on the consolidated statements of operations. In addition, if interest rates were to rise, the market value of our investment portfolio would decline, which could result in a loss if we were to choose or be forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points, the change in our net unrealized loss on our short and long-term investments would be $1.3 million. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

The fair value of our forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contracts, taking into account the change in currency exchange rates. A 10% directional change in the non-functional currency exchange rates as of March 29, 2014 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $11.9 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of March 29, 2014. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 29, 2014, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 29, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2014, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

On January 24, 2014, we and three of our present and former officers were named as defendants in a complaint filed in the United States District Court for the Northern District of California. The action, entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, is a putative class action brought on behalf of purchasers of our securities between April 29, 2010, and November 27, 2013, inclusive (the “Class Period”), and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The complaint alleges that during the Class Period, the Company made false or misleading statements in our financial reports, SEC filings and press releases regarding our business and outlook, focusing primarily on the Company’s alleged failure to disclose that the HeartMate II Left Ventricular Assist Device had a purported significant risk of pump thrombosis. Plaintiffs seek unspecified damages, among other relief. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff. Plaintiffs will have until June 20, 2014 to file a consolidated amended class action complaint. Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of this action will have a material effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K, which could materially affect our business, financial condition or future operating results. The risks described in our 2013 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended March 29, 2014.

The following table sets forth certain information about our common stock repurchased during the three months ended March 29, 2014:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)

December 29, 2013 to January 31, 2014	154,922	$36.31	150,006	$195.7 million
February 1, 2014 to February 28, 2014	115,548	$35.61	109,200	$191.8 million
March 1, 2014 to March 29, 2014	287,647	$36.24	115,200	$187.7 million
Total	558,117	$36.13	374,406	$187.7 million

(1)  Includes 183,711 shares purchased at an average price of $36.57 that were not part of our publicly announced repurchase programs for the three months ending March 29, 2014. These shares represent the surrender value of restricted stock units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

(2)  Cumulative amounts through each respective month of the quarter ended March 29, 2014.

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three months ended March 29, 2014, we repurchased $12.3 million worth of shares of our common stock under the December 2013 program, of which $0.6 million was accrued on the condensed consolidated balance sheet as of March 29, 2014. In addition, we repurchased $1.2 million worth of shares of our common stock in the first quarter of 2014 under our previous November 2012 program which expired on December 31, 2013. As of March 29, 2014, $187.7 million was available for repurchases of shares of our common stock under the December 2013 program.

ITEM 6. EXHIBITS

10.34†	Thoratec Corporation Corporate Executive Incentive Plan FY 2014, effective for certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three months ended March 29, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 29, 2014 and December 28, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 29, 2014 and March 30, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 29, 2014 and March 30, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 29, 2014 and March 30, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

†Indicates a management contract or compensatory plan.

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: May 7, 2014	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: May 7, 2014	/s/ Taylor C. Harris
Taylor C. Harris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

10.34†	Thoratec Corporation Corporate Executive Incentive Plan FY 2014, effective for certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three months ended March 29, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of March 29, 2014 and December 28, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 29, 2014 and March 30, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 29, 2014 and March 30, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 29, 2014 and March 30, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

†Indicates a management contract or compensatory plan.

*Furnished herewith.