Form 10-Q
period 2014-06-28
THORATEC CORP
filed 2014-08-07
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of July 25, 2014, the registrant had 56.3 million shares of common stock outstanding.

THORATEC CORPORATION

Part I. Financial Information	3
Item 1. Unaudited Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of June 28, 2014 and December 28, 2013	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 28, 2014 and June 29, 2013	4
Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 28, 2014 and June 29, 2013	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2014 and June 29, 2013	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	30
Signatures	31
Exhibits
EX-3.1
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Thoratec, the Thoratec logo, Thoralon, HeartMate, HeartMate II, IVAD, PVAD, and Pocket Controller are registered trademarks or trademarks of Thoratec Corporation, in the United States and/or other jurisdictions.

CentriMag and PediMag are registered trademarks of Thoratec LLC and PediVAS is a registered trademark of Thoratec Switzerland GmbH.

DuraHeart is a registered trademark of Terumo Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 28, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$134,729	$139,099
Short-term available-for-sale investments	156,472	166,691
Receivables, net of allowances of $1,976 in 2014 and $2,163 in 2013	68,648	71,418
Inventories	67,367	60,293
Deferred tax assets	15,161	15,161
Income tax receivable	12,353	5,733
Prepaid expenses and other assets	7,335	7,272
Total current assets	462,065	465,667
Property, plant and equipment, net	55,970	55,163
Goodwill	205,955	205,764
Purchased intangible assets, net	32,602	36,403
Long-term available-for-sale investments	4,270	4,234
Other long-term assets	25,385	24,476
Total Assets	$786,247	$791,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,239	$17,599
Accrued compensation	14,338	22,759
Contingent liabilities, current portion	9,750	6,962
Other accrued liabilities	26,912	27,001
Total current liabilities	69,239	74,321
Long-term deferred tax liability	1,793	2,224
Other long-term liabilities	12,779	12,105
Contingent liabilities, non-current portion (Note 2)	25,198	36,384
Total Liabilities	109,009	125,034
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 56,332 in 2014 and 56,904 in 2013	—	—
Additional paid-in-capital	626,501	621,589
Retained earnings	63,969	57,587
Accumulated other comprehensive loss:	(13,232)	(12,503)
Total Shareholders’ Equity	677,238	666,673
Total Liabilities and Shareholders’ Equity	$786,247	$791,707

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Product sales	$118,063	$130,479	$243,760	$248,204
Cost of product sales	34,307	41,000	74,333	76,073
Gross profit	83,756	89,479	169,427	172,131
Operating expenses:
Selling, general and administrative	35,477	34,924	70,978	69,669
Research and development	23,048	21,506	46,387	46,019
Total operating expenses	58,525	56,430	117,365	115,688
Income from operations	25,231	33,049	52,062	56,443
Other income and (expense):
Interest expense and other	(2)	—	(2)	(4)
Interest income and other	559	213	806	1,330
Income before income taxes	25,788	33,262	52,866	57,769
Income tax expense	(8,375)	(10,073)	(17,214)	(16,410)
Net income	$17,413	$23,189	$35,652	$41,359

Net Income per share:
Basic	$0.31	$0.40	$0.63	$0.72
Diluted	$0.30	$0.40	$0.62	$0.71
Shares used to compute income per share:
Basic	56,723	57,429	56,781	57,457
Diluted	57,188	58,120	57,538	58,398

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net income	$17,413	$23,189	$35,652	$41,359
Unrealized gains (losses) on investments (net of taxes (benefits) of $(2) and $(142) for the three months ended June 28, 2014 and June 29, 2013, respectively, and $(284) and $5 for the six months ended June 28, 2014 and June 29, 2013, respectively)	4	(225)	(1,407)	(7)
Foreign currency translation adjustments	(781)	612	678	(1,676)
Total other comprehensive income (loss)	(777)	387	(729)	(1,683)
Comprehensive income	$16,636	$23,576	$34,923	$39,676

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net Income	$35,652	$41,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,207	9,175
Investment premium amortization, net	2,176	1,750
Allowance for (reduction in) bad debt	(995)	201
Non-cash interest income (expense) and other	232	(532)
Tax benefit related to stock options	875	1,351
Change in fair value of contingent consideration	(1,436)	—
Share-based compensation expense	14,615	13,372
Excess tax benefits from share-based compensation	(989)	(1,424)
Loss on disposal of assets	613	88
Change in net deferred tax liability	(226)	120
Changes in assets and liabilities:
Receivables	3,697	2,146
Inventories	(8,104)	(19,136)
Other current and non-current assets	559	920
Accounts payable	1,167	(326)
Income taxes, net	(7,410)	(3,807)
Other current and non-current liabilities	(7,799)	(9,160)
Net cash provided by operating activities	40,834	36,097

Cash flows from investing activities:
Purchases of available-for-sale investments	(86,877)	(71,506)
Sales and maturities of available-for-sale investments	94,232	67,587
Purchases of property, plant and equipment	(5,330)	(5,680)
Long-term restricted cash	—	(13,000)
Note receivable from Apica (Note 14)	(2,019)	—
Net cash provided by (used in) investing activities	6	(22,599)

Cash flows from financing activities:
Payment of contingent consideration	(6,107)	(4,220)
Proceeds from stock option exercises	2,867	2,893
Proceeds from stock issued under employee stock purchase plan	2,800	2,536
Excess tax benefits from share-based compensation	989	1,424
Repurchase and retirement of common shares	(46,030)	(6,889)
Net cash used in financing activities	(45,481)	(4,256)
Effect of exchange rate changes on cash and cash equivalents	271	(370)
Net increase (decrease) in cash and cash equivalents	(4,370)	8,872
Net cash and cash equivalents at beginning of period	139,099	101,322
Net cash and cash equivalents at end of period	$134,729	$110,194

Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$24,206	$18,696
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$1,012	$1,152
Repurchases and retirement of common shares through other accrued liabilities	$2,266	$—
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$583	$279

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

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard will be effective for the Company starting in fiscal 2017. We have not yet evaluated the impact of the adoption of this accounting standard update on our condensed consolidated financial statements.

Note 2. Acquisition

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

We accounted for the DuraHeart II acquisition as a business combination. In connection with the acquisition, we recorded $2.0 million of acquisition-related costs, which were recognized in our consolidated statement of operations in fiscal 2013 within operating expenses. We also recorded $9.9 million of goodwill, equal to the amount by which the purchase consideration exceeded the fair value of the Purchased Assets. This goodwill was allocated to our sole operating segment and is deductible for U.S. income tax purposes. We will be obligated to pay potential post-closing cash milestone payments of $5.5 million and $10.5 million upon Conformité Européene (“CE”) Mark approval in Europe and U.S. Food and Drug Administration (“FDA”) approval, respectively, for the DuraHeart II device currently under development (collectively referred to as the “regulatory milestones”). Additional milestone payments totaling $27.5 million will become payable by us upon reaching various commercial sale milestones after the regulatory approvals are obtained (referred to as the “commercial sales milestones”). The fair value of the combined contingent consideration due upon achievement of the regulatory milestones and the commercial sales milestones was estimated to be $18.8 million at the acquisition date and has been recorded as a non-current liability, because such contingent consideration is expected to be settled no earlier than 2016.

Total purchase price consideration was estimated as follows (in thousands):

Cash paid at the acquisition closing date (June 30, 2013)	$13,000
Estimated fair value of contingent consideration	18,800
Total estimated purchase price	$31,800

We determined the initial fair value of the contingent consideration in connection with the regulatory and commercial sales milestones using various estimates, including probabilities of success, discount rates and the estimated amount of time until the conditions of the milestone payments are met. This fair value measurement was based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy (see Note 3 for more information about fair value measurements). The key assumptions used to determine the fair value of the contingent consideration at the acquisition date in connection with the regulatory milestones included a discount rate and probability-adjusted milestone payment date ranges. The key assumptions used to determine the fair value of contingent consideration at the acquisition date in connection with the commercial sales milestones included a discount rate and probability-weighted expected milestone payment date ranges based on the aggregate number of commercial units sold. The fair value of this contingent consideration is remeasured at the end of each reporting period with the change in fair value recorded within operating expense in our condensed consolidated statements of operations. In the six months ended June 28, 2014, the fair value of the contingent consideration decreased by $3.2 million as a result of changes in the probabilities of possible outcomes, offset by accretion expense associated with the passage of time. The decrease was reported as research and development expense and selling, general and administrative expense totaling $2.2 million and $1.0 million, respectively, in the condensed consolidated statement of operations for the six months ended June 28, 2014.

Purchase Price Allocation as of the acquisition date is summarized as follows (in thousands):

Property, plant and equipment	$8,900
Identifiable intangible assets:
Favorable lease contract	600
IPR&D asset	12,400
Goodwill	9,900
Total estimated purchase price consideration	31,800
Less: Contingent consideration	18,800
Cash paid at the acquisition closing	$13,000

We recorded an IPR&D asset of $12.4 million, which represents an estimate of the fair value of the in-process technology related to the DuraHeart II device. The fair value of the IPR&D asset was determined using the multi-period excess earnings method, which is equal to the present value of the incremental after-tax cash flows attributable to that intangible asset, discounted based on our best estimate of a market participant’s after-tax weighted average cost of capital.

We recorded equipment totaling $8.9 million based on the fair value at the acquisition date. Of that amount, $8.1 million is related to certain equipment that is expected to be primarily used in the production of DuraHeart II units in anticipation of future clinical trials and throughout the commercialization of the product. Depreciation will commence upon production of the DuraHeart II units.

The following pro forma information presents the combined results of operations for the six months ended June 29, 2013 as if we had completed the DuraHeart II acquisition at the beginning of 2012. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, fair market value adjustments, immaterial depreciation expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of condensed consolidated results of operations as of June 29, 2013, for any period ended on June 29, 2013, or for any other future date or period.

Six months Ended June 29, 2013

Product sales	$248,204
Income before taxes	42,392
Net income	30,350

Note 3. Fair Value Measurements

Our financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, certificates of deposit, municipal and corporate bonds, commercial paper, variable demand notes, asset-backed securities, auction rate securities (“ARS”), forward contracts, certain investments held as assets under the deferred compensation plan, marketable equity securities and the contingent consideration in connection with acquisitions. The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities that we have the ability to access

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves

Level 3: Inputs that are unobservable data points that are not corroborated by market data

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2 and Level 3 during either the first six months of 2014 or first six months of 2013.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of June 28, 2014:
Cash equivalents:
Money market funds	$87,209	$87,209	$—	$—
Commercial paper	4,100	—	4,100	—
Municipal bonds	1,531	—	1,531	—
Short-term investments:
Municipal bonds	132,926	—	132,926	—
Asset-backed securities	3,150	—	3,150	—
Corporate bonds	14,698	—	14,698	—
Commercial paper	3,698	—	3,698	—
Certificate of deposit	2,000	—	2,000	—
Prepaid expenses and other assets:
Foreign exchange contracts	1,134	—	1,134	—
Long-term investments:
Auction rate securities	4,270	—	—	4,270
Other long-term assets:
Investments included in our deferred compensation plan	2,177	—	2,177	—
Marketable equity securities	2,341	2,341	—	—
Other accrued liabilities:
Foreign exchange contracts	487	—	487	—
Contingent consideration (current and non-current portions)	$34,948	$—	$—	$34,948

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of December 28, 2013:
Cash equivalents:
Money market funds	$97,200	$97,200	$—	$—
Commercial paper	13,899	—	13,899	—
Short-term investments:
Municipal bonds	142,486	—	142,486	—
Variable demand notes	6,700	—	6,700	—
Corporate bonds	5,507	—	5,507	—
Commercial paper	9,998	—	9,998	—
Certificate of deposit	2,000	—	2,000	—
Prepaid expenses and other assets:
Foreign exchange contracts	592	—	592	—
Long-term investments:
Auction rate securities	4,234	—	—	4,234
Other long-term assets:
Investments included in our deferred compensation plan	1,700	—	1,700	—
Marketable equity securities	4,019	4,019	—	—
Other accrued liabilities:
Foreign exchange contracts	156	—	156	—
Contingent consideration (current and non-current portions)	$43,346	$—	$—	$43,346

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

Auction rate securities—Due to limited market activity the determination of fair value requires significant judgment or estimation. These available-for-sale debt securities were valued using a discounted cash-flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of ARS.

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

Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of June 28, 2014:
Short-term investments:
Municipal bonds	$132,792	$137	$(3)	$132,926
Corporate bonds	14,712	3	(17)	14,698
Commercial paper	3,698	—	—	3,698
Asset-backed securities	3,149	1	—	3,150
Certificate of deposit	2,000	—	—	2,000
Total short-term investments	$156,351	$141	$(20)	$156,472
Long-term investments:
Auction rate securities	$4,900	$—	$(630)	$4,270
Other long-term assets:
Marketable equity securities	2,996	—	(655)	2,341
Total long-term	$7,896	$—	$(1,285)	$6,611
As of December 28, 2013:
Short-term investments:
Municipal bonds	$142,321	$178	$(13)	$142,486
Variable demand notes	6,700	—	—	6,700
Corporate bonds	5,500	7	—	5,507
Commercial paper	9,998	—	—	9,998
Certificate of deposit	2,000	—	—	2,000
Total short-term investments	$166,519	$185	$(13)	$166,691
Long-term investments:
Auction rate securities	$4,900	$—	$(666)	$4,234
Other long-term assets:
Marketable equity securities	2,996	1,023	—	4,019
Total long-term	$7,896	$1,023	$(666)	$8,253

Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments. The underlying mutual fund investments are deemed trading securities. The mutual fund investments’ fair value and the cash surrender value of our corporate-owned life insurance policies are classified in the condensed consolidated balance sheets in “Other long-term assets.” The aggregate value of our deferred compensation plan assets as of June 28, 2014 and December 28, 2013 was $5.9 million and $5.2 million, respectively. The unrealized gain before tax from the change in the value of the deferred compensation plan was not significant during the first six months of 2014 or first six months of 2013.

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows as of June 28, 2014:

	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$121,566	$121,646
Maturing after 1 year through 5 years	34,785	34,826
Short-term available-for-sale investments	156,351	156,472
Maturing after 5 years	4,900	4,270
	$161,251	$160,742

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the ARS during the first six months of 2014:

Auction Rate Securities
(in thousands)
Balance as of December 28, 2013	$4,234
Unrealized holding gain on auction rate securities, included in other comprehensive income (loss)	36
Balance as of June 28, 2014	$4,270

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of contingent consideration during the first six months of 2014:

Contingent Consideration
(in thousands)
Balance as of December 28, 2013	$43,346
Payments	(6,962)
Change in fair value	(1,436)
Balance as of June 28, 2014	$34,948

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 28, 2014:

	Fair Value at June 28, 2014 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Auction rate securities	$4,270	Discounted cash flow	Discount rate	1.64%
			Market credit spread	2.34%
			Liquidity factor	0.36%

Levitronix Medical Contingent consideration	$17,040	Multiple outcome discounted cash flow	Annual Revenue	$34.5 million to $51.4 million
			Discount rate	0.98%
			Probability of occurrence	10% to 75%

DuraHeart II Contingent consideration	$17,908	Multiple outcome discounted cash flow	Milestone dates	2016 to 2030
			Discount rate	5.3% to 17.0%
			Probability of occurrence	5% to 80%

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

The fair value of the contingent consideration is calculated on a quarterly basis by management based on a collaborative effort of our regulatory, research and development, operations, finance and accounting groups. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue and milestone targets as compared to initial projections, the impact of market competition and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the condensed consolidated statements of operations. During the first six months of 2014, we recorded remeasurement adjustments to decrease the DuraHeart II contingent consideration by $3.2 million (reductions of research and development expense of $1.0 million and selling, general and administrative expense of $2.2 million) as a result of changes to certain underlying assumptions, the probabilities of possible outcomes and accretion expense associated with the passage of time.  During the first six months of 2014, we recorded remeasurement adjustments to increase the Levitronx contingent consideration by $1.7 million (reported in selling, general and administrative expense) as a result of changes in the probabilities of possible outcome.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. No impairment was recorded in either the six months ended June 28, 2014 or June 29, 2013.

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

Total gross notional amounts for outstanding derivatives instruments were as follows:

	June 28, 2014	December 28, 2013
Forward contracts:
Euro (sell)	€22.7 million	€20.2 million
British Pound Sterling (sell)	£1.3 million	£1.3 million
U.S. Dollar (sell)	$8.5 million	$23.5 million
U.S. Dollar (buy)	$58.5 million	$60.0 million

The following table shows the derivative instruments measured at gross fair value reported on the condensed consolidated balance sheets:

	As of June 28, 2014		As of December 28, 2013
	Prepaid expenses and other assets	Other accrued liabilities	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$1,134	$487	$592	$156

The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Foreign currency exchange gain (loss) on foreign contracts	$(420)	$(1,477)	$(67)	$1,304
Foreign currency transactions gain (loss)	291	1,437	(119)	(1,008)

Note 5. Balance Sheet Information

The following tables provide details of selected condensed consolidated balance sheets items as of the end of each period:

Inventories consisted of the following:

	June 28, 2014	December 28, 2013
	(in thousands)
Finished goods	$28,655	$22,885
Work in process	14,686	13,739
Raw materials	24,026	23,669
Total	$67,367	$60,293

Property, plant and equipment, net consisted of the following:

	June 28, 2014	December 28, 2013
	(in thousands)
Land, building and improvements	$20,594	$20,594
Equipment and capitalized software	63,256	61,383
Furniture and leasehold improvements	25,048	22,458
Total	108,898	104,435
Less accumulated depreciation	(52,928)	(49,272)
Total	$55,970	$55,163

As of June 28, 2014, we have $7.6 million of equipment that have not yet been placed in service (included in the “Equipment and capitalized software” line in the table above) from the DuraHeart II acquisition.

Depreciation expense was $2.3 million and $4.4 million for the three and six months ended June 28, 2014, respectively, and $2.2 million and $4.1 million for the three and six months ended June 29, 2013, respectively.

Warranty provision, included in “Other accrued liabilities” on the condensed consolidated balance sheets, and the changes in the balances for the six months ended June 28, 2014 and June 29, 2013 were as follows:

	June 28, 2014	June 29, 2013
	(in thousands)
Balance, beginning of the period	$9,899	$2,212
Additions	1,710	420
Settlements	(2,258)	(945)
Balance, end of the period	$9,351	$1,687

The increased level of warranty activity in the first six months of 2014 as compared to the prior period was due to new warranty additions and settlements related to sales of our HeartMate II Pocket Controller, which was introduced in 2013.

Changes in “Accumulated other comprehensive loss” by component during the six months ended June 28, 2014:

	Foreign currency items (A)	Unrealized gain (loss) on available-for-sale securities (A)	Total
	(in thousands)
Balance as of December 28, 2013	$(13,039)	$536	$(12,503)
Other comprehensive loss before reclassification	678	(1,407)	(729)
Net current period other comprehensive loss	678	(1,407)	(729)
Balance as of June 28, 2014	$(12,361)	$(871)	$(13,232)

(A)          All amounts are net of tax.

Note 6. Goodwill and Purchased Intangible Assets, net

The carrying amount of goodwill and the changes in the balance for the six months ended June 28, 2014 were as follows (in thousands):

Balance as of December 28, 2013	$205,764
Foreign currency translation impact	191
Balance as of June 28, 2014	$205,955

Intangible assets (net of accumulated amortization and impairment) were as follows:

	As of June 28, 2014
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(35,347)	$—	$8,185
Core technology	37,180	(23,420)	(12,642)	1,118
Developed technology	128,073	(83,094)	(37,600)	7,379
Pre-existing license agreement	2,300	(958)	—	1,342
Customer based relationships and other	7,246	(4,988)	—	2,258
Foreign currency translation impact	(80)	—	—	(80)
	218,251	(147,807)	(50,242)	20,202
Intangible assets not yet subject to amortization:
IPR&D (see Note 2)	12,400	—	—	12,400
Total purchased intangible assets	$230,651	$(147,807)	$(50,242)	$32,602

	As of December 28, 2013
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(34,755)	$—	$8,777
Core technology	37,180	(22,986)	(12,642)	1,552
Developed technology	128,073	(81,635)	(37,600)	8,838
Pre-existing license agreement	2,300	(794)	—	1,506
Customer based relationships and other	7,246	(4,043)	—	3,203
Foreign currency translation impact	127	—	—	127
	218,458	(144,213)	(50,242)	24,003
Intangible assets not yet subject to amortization:
IPR&D (see Note 2)	12,400	—	—	12,400
Total purchased intangible assets	$230,858	$(144,213)	$(50,242)	$36,403

Amortization expense related to identifiable intangible assets was $1.9 million and $3.8 million for the three and six months ended June 28, 2014, respectively, and $2.6 million and $5.1 million for the three and six months ended June 29, 2013, respectively.

Estimated amortization expenses for the next five fiscal years and all years thereafter, excluding intangible assets not yet subject to amortization are as follows:

(in thousands)
Fiscal year:
Remainder of 2014	$3,392
2015	4,745
2016	3,445
2017	2,569
2018	2,153
Thereafter	3,898
Total	$20,202

Note 7. Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of June 28, 2014. The credit agreement permits us to use the facility for working capital and general corporate purposes. We did not have any borrowings under this credit facility during the six months ended June 28, 2014 or June 29, 2013.

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

On January 24, 2014, we and three of our present and former officers were named as defendants in a complaint filed in the United States District Court for the Northern District of California. The action, entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, is a putative class action brought on behalf of purchasers of our securities between April 29, 2010, and November 27, 2013, inclusive (the “Class Period”), and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff (“Plaintiff”). On June 20, 2014, Plaintiff filed a consolidated amended class action complaint (“Complaint”), adding a former officer of the Company as a defendant. The Complaint alleges that during the Class Period, Defendants made false or misleading statements in various SEC filings, press releases, earnings calls, and healthcare conferences regarding the Company’s business and outlook, focusing primarily on Defendants’ alleged failure to disclose that the HeartMate II Left Ventricular Assist Device had a purported increased rate of pump thrombosis during the Class Period. Plaintiff seeks unspecified damages, among other relief. Defendants will file a motion to dismiss the Complaint by August 19, 2014. Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of this action will have a material effect on our financial position, liquidity or results of operations.

Note 9. Share-Based Compensation

Our 2006 Incentive Stock Plan, as amended in May 2014 (“2006 Plan”) permits the issuance of stock options (“options”), restricted stock units (“RSUs”), performance share units (“PSUs”) and other types of awards to employees, directors, and consultants. As of June 28, 2014, approximately 3.7 million shares remained available for issuance under the 2006 Plan.

Share-based compensation consists of the following:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Cost of product sales	$756	$616	$1,377	$1,187
Selling, general and administrative expenses	4,794	4,625	8,819	8,308
Research and development	2,283	1,964	4,419	3,877
Total share-based compensation expense before taxes	7,833	7,205	14,615	13,372
Tax benefit for share-based compensation expense	2,731	2,790	5,003	5,070
Total share-based compensation (net of taxes)	$5,102	$4,415	$9,612	$8,302

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Risk free interest rate (weighted average)	2.21%	1.57%	2.19%	1.36%
Expected volatility	35%	37%	37%	37%
Expected option term (years)	5.88	4.93	4.54 to 5.04	4.92 to 5.89
Dividends	None	None	None	None

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options as of December 28, 2013	2,261	$29.68	6.95
Granted	586	34.86
Exercised	(144)	19.89
Forfeited or expired	(41)	35.87
Outstanding options as of June 28, 2014	2,662	$31.25	7.42
Outstanding options vested as of June 28, 2014 and expected to vest	2,566	$31.12	7.36
Outstanding options exercisable as of June 28, 2014	1,244	$27.89	5.90

As of June 28, 2014, there was $10.3 million of unrecognized compensation expense, net of estimated forfeitures, related to options, which expense we expect to recognize over a weighted average period of 1.7 years. The weighted average grant-date fair value of options granted in the first six months of 2014 was $12.39 per share.

Restricted Stock Units

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units as of December 28, 2013	1,461	$33.40	1.27
Granted	589	34.64
Released	(493)	32.21
Forfeited or expired	(48)	34.97
Outstanding units as of June 28, 2014	1,509	$34.22	1.60

As of June 28, 2014, there was $41.1 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which amount we expect to recognize over 2.6 years.

Performance Share Units

Starting in 2014, the Company issued performance share units (“PSUs”) to certain employees. The number of shares ultimately received will depend on achievement of specified company performance target over the performance period. Fifty percent of the shares awarded vest at the end of the performance period and remaining shares vest twenty-five percent on each of the following two anniversaries after the performance period assuming continued service by the employee. Delivery of the shares is conditioned upon achievement of the target and, if the target is achieved, occurs as of the applicable vesting date. We estimate the fair value of the PSUs based on the number of PSUs that are expected to be earned multiplied by the market price of our common stock on the date of grant. As the performance target is considered a performance condition, the expense for these awards, net of estimated forfeitures, is recorded over the four year vesting period based on a graded accelerated vesting method. Any changes to the expected company performance target would impact the number of PSUs and be accounted for as a cumulative adjustment to the compensation expense in the period in which the change occur.

Performance share unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding units as of December 28, 2013	—	$—
Granted	69	35.00
Released	—	—
Changes in PSUs due to performance conditions	(27)	35.00
Forfeited	(2)	35.00
Outstanding units as of June 28, 2014	40	$35.00

As of June 28, 2014, there was $1.2 million of unrecognized compensation expense, net of estimated forfeitures, related to PSUs, which we expect to recognize over a weighted average period of 2.47 years.

Note 10. Common and Preferred Stock

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three and six months ended June 28, 2014, we repurchased $25.2 million and $37.5 million, respectively, worth of shares of our common stock under the December 2013 program, of which $2.3 million was accrued on the condensed consolidated balance sheet as of June 28, 2014. In addition, we repurchased $1.2 million worth of shares of our common stock in the first quarter of 2014 under our previous November 2012 program which expired in the first quarter of fiscal 2014. As of June 28, 2014, $162.5 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $38.7 million of shares repurchased in the six months ended June 28, 2014 by reducing the additional paid-in-capital (“APIC”) balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $13.9 million and retained earnings decreased by $24.8 million in the consolidated statement of shareholders’ equity.

We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in the six months ended June 28, 2014 was $6.9 million, which decreased APIC and retained earnings by $2.3 million and $4.6 million, respectively, based on the same allocation methodology discussed above. The aggregate value of shares purchased in the six months ended June 29, 2013 was $6.9 million, which decreased APIC and retained earnings by $2.2 million and $4.7 million, respectively.

Note 11. Income Taxes

Our effective income tax rates for the three months ended June 28, 2014 and June 29, 2013 were 32.5% and 30.3%, respectively.  Our effective income tax rates for the six months ended June 28, 2014 and June 29, 2013 were 32.6% and 28.4%, respectively. The increase is primarily due to the lack of federal R&D credits in the absence of enacted legislation in 2014. For the three months ended June 29, 2013, we recognized a benefit of approximately $0.4 million related to these credits. In the first six months of 2013, we recognized a benefit of approximately $2.0 million for these credits, of which $1.3 million relates to the 2012 credits recognized as a result of the timing of legislation.

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

Product sales attributed to a country or region include product sales to hospitals, physicians and distributors and are based on final destinations where the products are sold. No individual customer or individual country outside of the U.S. accounted for more than 10% of product sales during the three and six months ended June 28, 2014 or during the three and six months ended June 29, 2013.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Product sales by geographic location:
Domestic	$94,172	$98,766	$189,777	$191,035
International	23,891	31,713	53,983	57,169
Total	$118,063	$130,479	$243,760	$248,204

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Product sales by product line:
HeartMate	$101,975	$115,646	$211,986	$218,567
CentriMag	13,111	11,515	26,105	21,879
PVAD and IVAD	2,497	2,684	4,749	6,516

Other	480	634	920	1,242
Total	$118,063	$130,479	$243,760	$248,204

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Product sales by category:
Pump	$81,583	$93,428	$170,883	$177,759
Non-Pump	36,000	36,417	71,957	69,203
Other	480	634	920	1,242
Total	$118,063	$130,479	$243,760	$248,204

Note 13. Net Income Per Share

We calculate basic earnings per share (“EPS”) using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding options and RSUs. PSUs are excluded from the shares used to compute diluted EPS until the company performance target is met.

The reconciliations of the numerators and denominators of each of the basic and diluted EPS calculations were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands, except per share data)
Numerator:
Net Income	$17,413	$23,189	$35,652	$41,359

Denominator:
Weighted average shares used to compute basic EPS	56,723	57,429	56,781	57,457
Dilutive effect of share-based compensation plans	465	691	757	941
Weighted average shares used to compute diluted EPS	57,188	58,120	57,538	58,398

Net income per share:
Basic	$0.31	$0.40	$0.63	$0.72
Diluted	$0.30	$0.40	$0.62	$0.71

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	461	1,149	749	963

Note 14.  Subsequent Events

On July 2, 2014, our wholly owned subsidiary, Thoratec Switzerland GmbH, acquired all of the outstanding equity interests of Apica Cardiovascular Limited (“Apica”) and certain related subsidiaries from the former stockholders of Apica (the “Acquisition”). In the second quarter of 2014 (prior to the Acquisition), we provided Apica with a loan in the amount of $2.0 million. The upfront purchase price for the Acquisition was $35.0 million (prior to certain adjustments, including the repayment of the loan to Thoratec).  In addition, milestone payments up to an aggregate maximum amount of $40.0 million will be payable in the future, contingent upon the achievement of (i) First-in-Man implant, (ii) certain regulatory approvals in Europe and the U. S., and (iii) a certain minimum number of sales of related products. This Acquisition will be accounted for as a business combination, and the assets and liabilities will be recorded as of the Acquisition date at their respective fair values. The impact of the Acquisition is not reflected in our unaudited condensed consolidated financial statements as of and for the period ended June 28, 2014, or in these corresponding notes. Through June 28, 2014, acquisition-related expenses associated with this transaction and recorded as general and administrative expenses were $1.3 million. We are in the process of completing the purchase price allocation and pro-forma results of operations for this Acquisition.

On August 6, 2014, we signed an Accelerated Share Repurchase (“2014 ASR”) agreement with an investment bank, under which we agreed to repurchase an aggregate of $30.0 million of our common stock. Under the 2014 ASR program, we will pay $30.0 million and will receive an initial delivery of shares, which would represent 80% of the 2014 ASR program’s value based on the stock price at inception. The total number of shares to be repurchased is based on the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount. At settlement, we could either receive additional shares from the bank or be required to deliver additional shares or cash, at our option. The total number of shares ultimately repurchased will not be known until the repurchase period ends and a final settlement occurs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our Annual Report on Form 10-K (the “2013 Annual Report”) and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release any revisions or updates to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

On June 30, 2013, we acquired certain assets and assumed certain liabilities from Terumo Corporation (“Terumo”) related to the DuraHeart II Left Ventricular Assist product line (“DuraHeart II”) previously under development by Terumo. Under the terms of the acquisition, we made an up-front cash payment of $13.0 million, and we will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million. No milestone payments have been made to Terumo since the date of the acquisition.

On July 2, 2014, our wholly owned subsidiary, Thoratec Switzerland GmbH, acquired all of the outstanding equity interests of Apica Cardiovascular Limited (“Apica”) and certain related subsidiaries from the former stockholders of Apica. In the second quarter of 2014 (prior to the acquisition of Apica on July 2, 2014), we provided Apica with a loan in the amount of $2.0 million. The upfront purchase price for the Acquisition was $35.0 million (prior to certain adjustments, including the repayment of the loan to Thoratec). In addition, milestone payments up to an aggregate maximum amount of $40.0 million will be payable in the future, contingent upon the achievement of certain clinical and regulatory events in both Europe and the U.S. and a certain minimum number of sales of related products.

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

HeartMate II received FDA approval in April 2008 for bridge-to-transplantation (“BTT”) and received FDA approval for use in HF patients who are not eligible for heart transplantation (“Destination Therapy” or “DT”) in January 2010. In November 2005, we completed the required conformity assessment procedure and design dossier reviews to be given authority from our Notified Body to affix the CE Mark to the HeartMate II for marketing in Europe. We believe HeartMate II is the most widely used LVAD.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2013 Annual Report, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the six months ended June 28, 2014.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
	(in thousands, except for percentage data)
Product sales	$118,063	100.0%	$130,479	100.0%	$243,760	100.0%	$248,204	100.0%
Cost of product sales	34,307	29.1	41,000	31.4	74,333	30.5	76,073	30.6
Gross profit	83,756	70.9	89,479	68.6	169,427	69.5	172,131	69.4
Operating expenses:
Selling, general and administrative	35,477	30.1	34,924	26.8	70,978	29.1	69,669	28.1
Research and development	23,048	19.5	21,506	16.5	46,387	19.0	46,019	18.5
Total operating expenses	58,525	49.6	56,430	43.3	117,365	48.1	115,688	46.6
Income from operations	25,231	21.3	33,049	25.3	52,062	21.4	56,443	22.8
Other income and (expense):
Interest expense and other	(2)	—	—	—	(2)	—	(4)	—
Interest income and other	559	0.5	213	0.2	806	0.3	1,330	0.5
Income before income taxes	25,788	21.8	33,262	25.5	52,866	21.7	57,769	23.3
Income tax expense	(8,375)	(7.1)	(10,073)	(7.7)	(17,214)	(7.1)	(16,410)	(6.6)
Net income	$17,413	14.7	$23,189	17.8	$35,652	14.6	$41,359	16.7

Three and six months ended June 28, 2014 and June 29, 2013

Product Sales

Product sales consisted of the following:

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in thousands)			(in thousands)
Total product sales	$118,063	$130,479	(9.5)%	$243,760	$248,204	(1.8)%

In the second quarter of 2014 as compared to the second quarter of 2013, product sales decreased by $12.4 million or 9.5%, driven by decreased sales volume of our HeartMate II, which was partially offset by an increase in sales volume of our CentriMag products. HeartMate II contributed $13.7 million to the decrease due primarily to reduced market growth relative to prior periods in conjunction with market share loss to a competitive device, dynamics that may continue to affect our results. The decrease was partially offset by an increase in the CentriMag and PediMag product line of $1.6 million. Additionally, the decrease was driven by a decline of $0.3 million in sales of other products. From a regional perspective, the U.S. sales decreased by $4.6 million, while international sales decreased by $7.8 million due to declines in both Europe and Japan.

In the first six months of 2014 as compared to the first six months of 2013, product sales decreased by $4.4 million or 1.8%, driven by decrease in sales volume of our HeartMate II products due primarily to the same reasons discussed above. HeartMate II contributed $6.6 million to the decrease which was partially offset by an increase in the CentriMag and PediMag product line of $4.2 million. Additionally, the decrease was driven by a decline of $2.0 million in sales of the other products. From a regional perspective, U.S. sales decreased by $1.3 million and international sales decreased by $3.2 million.

Sales originating outside of the U.S. and U.S. export sales collectively accounted for approximately 20% and 24% of our total product sales for each of the second quarter of 2014 and the second quarter of 2013, respectively, and approximately 22% and 23% of our total product sales for each of the first six months of 2014 and the first six months of 2013, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands, except percentages)
Total gross profit	$83,756	$89,479	$169,427	$172,131
Total gross margin	70.9%	68.6%	69.5%	69.4%

In the second quarter of 2014 as compared to the second quarter of 2013, gross margin increased by approximately two percentage points, while during the first six months of 2014 as compared to the first six months of 2013, gross margin percentage did not significantly change. The increase in the second quarter of 2014 as compared to the second quarter of 2013 was primarily due to favorable manufacturing absorption variances and underlying efficiencies and lower intangible amortization expense related to PVAD and IVAD intangible assets, offset in part by unfavorable warranty expense and inventory reserves.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in thousands)			(in thousands)
Total selling, general and administrative expenses	$35,477	$34,924	1.6%	$70,978	$69,669	1.9%

In the second quarter of 2014 as compared to the second quarter of 2013, selling, general and administrative expenses increased by $0.5 million, while in the first six months of 2014 as compared to the first six months of 2013, selling, general and administrative expenses increased by $1.3 million. The increases were primarily due to market development initiatives, offset by lower incentive compensation in 2014 and the remeasurement of the estimated contingent consideration associated with our acquisitions.

Research and Development Expenses

Research and development expenses were as follows:

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in thousands)			(in thousands)
Total research and development expenses	$23,048	$21,506	7.2%	$46,387	$46,019	0.8%

Research and development (R&D) expenses are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

In the second quarter of 2014 as compared to the second quarter of 2013, R&D expenses increased by $1.5 million, while in the first six months of 2014 as compared to the first six months of 2013, R&D expenses increased by $0.4 million. The increase in the second quarter of 2014 as compared to the second quarter of 2013 was primarily due to expenses associated with the DuraHeart II program, which we acquired in 2013, a continued investment in the PHP program, in part offset by the remeasurement of the estimated contingent consideration associated with the DuraHeart II acquisition.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in thousands)			(in thousands)
Interest income	$201	$222	(9.5)%	$425	$468	(9.2)%
Foreign currency, net	(130)	(40)	225.0%	(187)	296	(163.2)%
Other	488	31	1,474.2%	568	566	0.4%
Total interest income and other	$559	$213		$806	$1,330

The changes in interest income and foreign currency (net) were not significant. The change in other items was due to the mark-to-market value of our deferred compensation plan assets during the current period.

Income Taxes

Our effective income tax rates for the three months ended June 28, 2014 and June 29, 2013 were 32.5% and 30.3%, respectively.  Our effective income tax rates for the six months ended June 28, 2014 and June 29, 2013 were 32.6% and 28.4%, respectively. The increase is primarily due to the lack of federal R&D credits in the absence of enacted legislation in 2014. For the three months ended June 29, 2013, we recognized a tax benefit of approximately $0.4 million related to these credits. In the first six months of 2013, we recognized a benefit of approximately $2.0 million for these credits, of which $1.3 million relates to the 2012 credits recognized as a result of the timing of legislation.

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

Investments classified as short-term consist of various financial instruments such as municipal bonds, corporate bonds, variable demand notes, commercial paper, certificates of deposit, and asset-backed securities. Bonds with high credit quality with maturities of greater than 90 days when purchased are classified as short-term available-for-sale investments. Investments classified as long-term consist of our investments in auction rate securities.

Following is a summary of our cash, cash equivalents and investments:

	June 28, 2014	December 28, 2013
	(in thousands)
Cash and cash equivalents	$134,729	$139,099
Short-term investments	156,472	166,691
Long-term investments	4,270	4,234
Total cash, cash equivalents and investments	$295,471	$310,024

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, and share repurchase programs for at least the next 12 months.

Cash Flow Activities

	June 28, 2014	June 29, 2013
	(in thousands)
Net cash provided by operating activities	$40,834	$36,097
Net cash (used in) provided by investing activities	6	(22,599)
Net cash used in financing activities	(45,481)	(4,256)
Effect of exchange rate changes on cash and cash equivalents	271	(370)
Net increase (decrease) in cash and cash equivalents	(4,370)	8,872

Cash Provided by Operating Activities

Cash provided by operating activities in the first six months of 2014 was $40.8 million and consisted of net income of $35.7 million, adjustments for non-cash items of $23.1 million, and cash used in working capital of $17.9 million. Adjustments for non-cash items primarily consisted of $14.6 million of stock-based compensation expense and $8.2 million of depreciation and amortization expense, offset in part by $1.0 million for excess tax benefits from stock-based compensation. The decrease in cash from the changes in working capital activities primarily consisted of an increase in inventory of $8.1 million primarily from higher HeartMate product line inventory, offset in part by a decrease in accounts receivable of $3.7 million from higher collections in the first six months of 2014. Decreases to accounts payable and other liabilities totaling $14.0 million also contributed to cash provided by operating activities.

Cash provided by operating activities in the first six months of 2013 was $36.1 million and consisted of net income of $41.4 million, adjustments for non-cash items of $24.1 million, and cash used in working capital of $29.4 million. Adjustments for non-cash items primarily consisted of $13.4 million of stock-based compensation expense and $9.2 million of depreciation and amortization expense, offset in part by $1.4 million for excess tax benefits from stock-based compensation. The decrease in cash from the changes in working capital activities primarily consisted of an increase in inventory of $19.1 million in part due to the launch of our Pocket Controller in 2013, offset in part by a decrease in accounts receivable of $2.1 million from higher collections in the first six months of 2013. Decreases to accounts payable and other liabilities totaling $13.3 million also contributed to cash used in operating activities.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities in the first six months of 2014 was primarily attributable to sales and maturities of available for sale investments of $94.2 million, which was offset by purchases of available for sale investments of $86.9 million, capital expenditures of $5.3 million to support our manufacturing facilities and administration growth, and a note receivable from Apica of $2.0 million.

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

Cash Used in Financing Activities

Cash used in financing activities in the first six months of 2014 of $45.5 million was primarily comprised of $39.1 million used for repurchases of 1.1 million shares of our common stock under the stock repurchase programs authorized, $6.9 million used to repurchase vested restricted stock units for settlement of income tax withholding liabilities and $6.1 million paid in contingent consideration. This amount was offset in part by $2.9 million of proceeds related to stock option exercises, $2.8 million of proceeds from stock issued under the employee stock purchase plan, and $1.0 million from excess tax benefits for share-based compensation.

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

Stock Repurchase Program

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three and six months ended June 28, 2014, we repurchased $25.2 million and $37.5 million, respectively, worth of shares of our common stock under the December 2013 program, of which $2.3 million was accrued on the condensed consolidated balance sheet as of June 28, 2014. In addition, we repurchased $1.2 million worth of shares of our common stock in the first quarter of 2014 under our previous November 2012 program which expired in the first quarter of fiscal 2014. As of June 28, 2014, $162.5 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $38.7 million of shares repurchased in the six months ended June 28, 2014 by reducing the additional paid-in-capital (“APIC”) balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $13.9 million and retained earnings decreased by $24.8 million in the consolidated statement of shareholders’ equity.

We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in the six months ended June 28, 2014 was $6.9 million, which decreased APIC and retained earnings by $2.3 million and $4.6 million, respectively, based on the same allocation methodology discussed above. The aggregate value of shares purchased in the six months ended June 29, 2013 was $6.9 million, which decreased APIC and retained earnings by $2.2 million and $4.7 million, respectively.

Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of June 28, 2014. The credit agreement permits us to use the facility for working capital and general corporate purposes. We did not have any borrowings under this credit facility during the six months ended June 28, 2014 or June 29, 2013.

Contractual Obligations

As of June 28, 2014, the liability for uncertain tax positions was $8.7 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the six months ended June 28, 2014, there were no material changes to our contractual obligations reported in our 2013 Annual Report.

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

Foreign Currency Rate Fluctuations

The fair value of our forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contracts, taking into account the change in currency exchange rates. A 10% directional change in the non-functional currency exchange rates as of June 28, 2014 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $9.9 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of June 28, 2014. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 28, 2014, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended June 28, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2014, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

On January 24, 2014, we and three of our present and former officers were named as defendants in a complaint filed in the United States District Court for the Northern District of California. The action, entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, is a putative class action brought on behalf of purchasers of our securities between April 29, 2010, and November 27, 2013, inclusive (the “Class Period”), and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff (“Plaintiff”). On June 20, 2014, Plaintiff filed a consolidated amended class action complaint (“Complaint”), adding a former officer of the Company as a defendant. The Complaint alleges that during the Class Period, Defendants made false or misleading statements in various SEC filings, press releases, earnings calls, and healthcare conferences regarding the Company’s business and outlook, focusing primarily on Defendants’ alleged failure to disclose that the HeartMate II Left Ventricular Assist Device had a purported increased rate of pump thrombosis during the Class Period. Plaintiff seeks unspecified damages, among other relief. Defendants will file a motion to dismiss the Complaint by August 19, 2014. Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of this action will have a material effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Annual Report, which could materially affect our business, financial condition or future operating results. The risks described in our 2013 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the six months ended June 28, 2014.

The following table sets forth certain information about our common stock repurchased during the six months ended June 28, 2014:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)

March 30, 2014 to April 30, 2014	130,625	$33.87	128,595	$183.4 million
May 1, 2014 to May31, 2014	180,351	$32.39	179,100	$177.6 million
June 1, 2014 to June 28, 2014	446,058	$33.90	443,675	$162.5 million
Total	757,034	$33.53	751,370	$162.5 million

(1)         Includes 5,664 shares purchased at an average price of $33.09 that were not part of our publicly announced repurchase programs for the three months ending June 28, 2014. These shares represent the surrender value of restricted stock units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

(2)         Cumulative amounts through each respective month of the quarter ended June 28, 2014.

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three months ended June 28, 2014, we repurchased $25.2 million worth of shares of our common stock under the December 2013 program, of which $2.3 million was accrued on the condensed consolidated balance sheet as of June 28, 2014. As of June 28, 2014, $162.5 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

ITEM 6. EXHIBITS

3.1	Thoratec’s Articles of Incorporation, as amended.(1)

3.2	Amendment to Thoratec’s Article of Incorporation.

10.20	Separation Benefits Agreement by and between Thoratec and Vasant Padmanabhan, dated May 22, 2014.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the six months ended June 28, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 28, 2014 and December 28, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 28, 2014 and June 29, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 28, 2014 and June 29, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 28, 2014 and June 29, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*Furnished herewith.

(1)           Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed with the SEC on March 20, 2003, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: August 7, 2014	/s/ Gerhard F. Burbach
Gerhard F. Burbach
Chief Executive Officer

Date: August 7, 2014	/s/ Taylor C. Harris
Taylor C. Harris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

3.1	Thoratec’s Articles of Incorporation, as amended.(1)

3.2	Amendment to Thoratec’s Article of Incorporation.

10.20	Separation Benefits Agreement by and between Thoratec and Vasant Padmanabhan, dated May 22, 2014.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the six months ended June 28, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of June 28, 2014 and December 28, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 28, 2014 and June 29, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 28, 2014 and June 29, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2014 and June 29, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*Furnished herewith.

(1)           Filed as an Exhibit to Thoratec’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed with the SEC on March 20, 2003, and incorporated herein by reference.