Form 10-Q
period 2014-09-27
THORATEC CORP
filed 2014-11-06
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2014

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

As of October 24, 2014, the registrant had 55.0 million shares of common stock outstanding.

THORATEC CORPORATION

TABLE OF CONTENTS

Part I. Financial Information	3
Item 1. Unaudited Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of September 27, 2014 and December 28, 2013	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 27, 2014 and September 28, 2013	4
Condensed Consolidated Statements of Comprehensive Income (loss) for the Three and Nine Months Ended September 27, 2014 and September 28, 2013	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2014 and September 28, 2013	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	31
Signatures	32
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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$123,684	$139,099
Short-term available-for-sale investments	124,880	166,691
Receivables, net of allowances of $1,569 in 2014 and $2,163 in 2013	62,468	71,418
Inventories	71,541	60,293
Deferred tax assets	15,257	15,161
Income tax receivable	15,975	5,733
Prepaid expenses and other assets	9,922	7,272
Total current assets	423,727	465,667
Property, plant and equipment, net	54,943	55,163
Goodwill	231,465	205,764
Purchased intangible assets, net	60,434	36,403
Long-term available-for-sale investments	4,358	4,234
Other long-term assets	25,687	24,476
Total Assets	$800,614	$791,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,948	$17,599
Accrued compensation	20,491	22,759
Warranty and related accrual	18,952	9,899
Contingent liabilities, current portion	17,040	6,962
Other accrued liabilities	15,722	17,102
Total current liabilities	88,153	74,321
Long-term deferred tax liability	4,054	2,224
Other long-term liabilities	12,006	12,105
Contingent liabilities, non-current portion (Note 2)	44,079	36,384
Total Liabilities	148,292	125,034
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 55,133 in 2014 and 56,904 in 2013	—	—
Additional paid-in-capital	617,968	621,589
Retained earnings	51,432	57,587
Accumulated other comprehensive loss:	(17,078)	(12,503)
Total Shareholders’ Equity	652,322	666,673
Total Liabilities and Shareholders’ Equity	$800,614	$791,707

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Product sales	$105,839	$126,444	$349,599	$374,648
Cost of product sales	42,627	40,958	116,960	117,031
Gross profit	63,212	85,486	232,639	257,617
Operating expenses:
Selling, general and administrative	35,004	37,679	105,982	107,348
Research and development	26,097	25,469	72,484	71,488
Total operating expenses	61,101	63,148	178,466	178,836
Income from operations	2,111	22,338	54,173	78,781
Other income and (expense):
Interest expense and other	(22)	—	(24)	(4)
Interest income and other	(1,105)	569	(299)	1,899
Income before income taxes	984	22,907	53,850	80,676
Income tax (expense) benefit	1,913	(4,003)	(15,301)	(20,413)
Net income	$2,897	$18,904	$38,549	$60,263

Net Income per share:
Basic	$0.05	$0.33	$0.68	$1.05
Diluted	$0.05	$0.32	$0.67	$1.03
Shares used to compute income per share:
Basic	55,733	57,427	56,430	57,447
Diluted	56,111	58,234	57,119	58,400

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net income	$2,897	$18,904	$38,549	$60,263
Unrealized gains (losses) on investments (net of taxes (benefits) of $27 and $1,225 for the three months ended September 27, 2014 and September 28, 2013, respectively, and ($257) and $1,230 for the nine months ended September 27, 2014 and September 28, 2013, respectively)	40	1,858	(1,367)	1,851
Foreign currency translation adjustments	(3,886)	1,216	(3,208)	(460)
Total other comprehensive income (loss)	(3,846)	3,074	(4,575)	1,391
Comprehensive income (loss)	$(949)	$21,978	$33,974	$61,654

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net Income	$38,549	$60,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,097	13,841
Fixed assets write down	520	1,961
Investment premium amortization, net	3,021	2,557
Reduction in bad debt reserve	(1,321)	(199)
Non-cash interest income (expense) and other	2,578	(151)
Tax benefit related to stock options	905	1,551
Change in fair value of contingent consideration	(965)	3,913
Share-based compensation expense	21,586	20,226
Excess tax benefits from share-based compensation	(1,082)	(1,750)
Loss on disposal of assets	707	70
Change in net deferred tax liability	(1,281)	(515)
Changes in assets and liabilities:
Receivables	9,393	3,957
Inventories	(13,455)	(20,578)
Other current and non-current assets	1,163	1,499
Accounts payable	(688)	(92)
Income taxes, net	(10,889)	(1,650)
Other current and non-current liabilities	7,214	1,548
Net cash provided by operating activities	68,052	86,451

Cash flows from investing activities:
Purchases of available-for-sale investments	(112,771)	(132,351)
Sales and maturities of available-for-sale investments	150,578	108,019
Acquisition of a business, net of cash acquired	(34,508)	(13,000)
Purchases of property, plant and equipment	(6,835)	(6,916)
Non-marketable equity investment	(1,500)	—
Net cash used in investing activities	(5,036)	(44,248)

Cash flows from financing activities:
Payment of contingent consideration	(6,107)	(4,220)
Proceeds from stock option exercises	2,889	6,635
Proceeds from stock issued under employee stock purchase plan	2,800	2,536
Excess tax benefits from share-based compensation	1,082	1,750
Repurchase and retirement of common shares	(79,229)	(47,089)
Net cash used in financing activities	(78,565)	(40,388)
Effect of exchange rate changes on cash and cash equivalents	134	(294)
Net increase (decrease) in cash and cash equivalents	(15,415)	1,521
Net cash and cash equivalents at beginning of period	139,099	101,322
Net cash and cash equivalents at end of period	$123,684	$102,843

Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$26,804	$21,237
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$1,496	$1,754
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$180	$670
Acquisitions of Apica (2014) and DuraHeart II (2013):
Contingent consideration included in contingent liabilities, non-current portion	$25,700	$18,800
Acquisition of business payment included in other accrued liabilities	$606	$—

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard will be effective for the Company starting in fiscal 2017. We do not expect the adoption of this ASU to have an impact on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the conditions that a development stage entity may be considered a variable interest entity (“VIE”) and requires that an equity investment to be evaluated both a qualitatively and quantitatively in accordance with Accounting Standard Codification 810-25-45 through 47 to determine whether the equity investment qualifies as a VIE. This standard is effective for annual periods beginning on or after December 15, 2014. We have not yet evaluated the impact of the adoption of this ASU on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard will be effective for the Company starting in fiscal 2017. We have not yet evaluated the impact of the adoption of this ASU on our condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This standard is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently evaluating the impact of this ASU, however we do not expect it would have any significant impact on our condensed consolidated financial statements.

Note 2. Acquisitions and Acquisition-Related Items

Acquisitions in the nine months ended September 27, 2014 and September 27, 2013 were accounted for as business combinations. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the acquired companies were recorded as of the acquisition date, at their respective fair values, and are consolidated within our condensed consolidated financial statements. The results of operations related to each company acquired have been included in our consolidated statements of earnings since the date each company was acquired. All acquisition-related costs are expensed and recorded in selling, general and administrative expenses in our condensed consolidated statement of operations for the periods presented.

Apica Acquisition in 2014

On July 2, 2014, we acquired all of the outstanding equity interests of Apica Cardiovascular Limited (“Apica”) and certain related subsidiaries from the former stockholders of Apica (the “Apica Acquisition”). Under the terms of the Apica Acquisition, the initial purchase consideration was approximately $35.1 million (net of acquired cash and inclusive of the settlement of existing debt and

Apica’s direct acquisition-related transaction costs) and we will be obligated to make potential future milestone payments (“contingent consideration”), based on regulatory approvals and commercial sales, of up to $40.0 million. Total purchase price allocation was estimated at $60.8 million, including the initial purchase consideration of approximately $35.1 million and the estimated fair values for contingent consideration totaling $25.7 million, which was recorded as a non-current liability because such contingent consideration is expected to be settled no earlier than 2016. Prior to the acquisition, Apica was developing a surgical implantation system (“SIS”) to improve the apical access and attachment of a Left Ventricular Assist Device to the apex of the heart. Thoratec plans to couple the SIS with our HeartMate product line with the intention to obtain regional regulatory approvals for commercialization. In addition, Apica had developed the apical access, stabilization, and closure (“ASC”) device, which is commercially sold in Europe and is used for transapical valve procedures. We incurred $2.1 million of acquisition-related costs in connection with the Apica Acquisition in the nine months ended September 27, 2014.

The preliminary purchase price allocation as of the acquisition date is summarized as follows (in thousands):

Current assets (excluding cash)	$548
Identifiable intangible assets:
Developed technology (ASC)	5,300
IPR&D asset (SIS)	26,500
Goodwill	31,381
Total assets	63,729
Less: Liabilities assumed	(291)
Deferred tax liability	(2,624)
Total estimated purchase price consideration	60,814
Less: Contingent consideration	(25,700)
Cash paid or payable at the acquisition closing	$35,114

We recorded an IPR&D asset of $26.5 million, which represents an estimate of the fair value of the in-process technology related to the SIS device. The fair value of the IPR&D asset was determined using the multi-period excess earnings method which is equal to the present value of the incremental after-tax cash flows attributable to that intangible asset, using a discount rate based on our best estimate of a market participant’s after-tax weighted average cost of capital. We also recorded a developed technology intangible asset of $5.3 million, which represents the estimated fair value of the technology associated with the ASC device. The fair value of the developed technology intangible asset was determined using the replacement cost method, which represents what a market participant’s estimated cost would be to obtain or develop the technology in its current state. The replacement cost method was utilized because of limited market opportunities associated with the ASC technology. The developed technology intangible asset related to the ASC device will be amortized over an estimated life of five years.

The goodwill of $31.4 million equals to the amount by which the purchase consideration exceeded the fair value of the purchased assets and was allocated to our sole operating segment (Cardiovascular) and is not deductible for income tax purposes. Net deferred tax liabilities of $2.6 million were recorded for certain book to tax differences. The operating results of Apica from the date of acquisition, including $0.1 million in revenue from the ASC device and $0.8 million net loss, are included in our condensed consolidated statement of operations for the three- and nine-month period ended September 27, 2014.

The following unaudited pro forma information presents the combined results of operations for the nine months ended September 27, 2014 and September 28, 2013 as if the Apica Acquisition had been completed as of the beginning of 2013. Actual 2014 acquisition-related transaction costs of $2.1 million were excluded from the 2014 pro forma results below and included in the 2013 pro forma results as if these costs were incurred during the 2013 period. All other adjustments to the pro forma results in 2014 and 2013 were not significant. The pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. The pro forma financial information is provided for comparative purposes only and does not purport to be indicative of condensed consolidated results of operations for the period ended on September 27, 2014, or for any other future period.

	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
	(in thousands)
Product sales	$349,689	$374,648
Income before taxes	52,897	76,094
Net income	37,867	56,841

DuraHeart II Acquisition in 2013

On June 30, 2013, we acquired certain assets (the “Purchased Assets”) and assumed certain liabilities from Terumo Corporation (“Terumo”) related to the DuraHeart II Left Ventricular Assist System product line (“DuraHeart II”) previously under development by Terumo (the “DuraHeart II Acquisition”). Under the terms of the DuraHeart II Acquisition, the initial purchase consideration was  $13.0 million and we will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million. Total purchase price allocation was estimated at $31.8 million, including the initial purchase consideration of $13.0 million and the estimated fair values for contingent consideration totaling $18.8 million, which was recorded as a non-current liability because such contingent consideration is expected to be settled no earlier than 2016. As part of the agreement, Terumo also maintains the right to repurchase the Purchased Assets in the event that we do not fulfill certain conditions by specified dates. Additionally, we entered into a distribution partnership with Terumo, in which Terumo will commercialize DuraHeart II in Japan and potentially other parts of Asia, if and when local regulatory approvals are obtained. We incurred $2.0 million of acquisition-related costs in connection with the DuraHeart II Acquisition in the nine months ended September 28, 2013. The goodwill of $9.9 million equals to the amount by which the purchase consideration exceeded the fair value of the purchased assets and was allocated to our sole operating segment and is deductible for U.S. income tax purposes.

The purchase price allocation as of the acquisition date is summarized as follows (in thousands):

Property, plant and equipment	$8,900
Identifiable intangible assets:
Favorable lease contract	600
IPR&D asset	12,400
Goodwill	9,900
Total estimated purchase price consideration	31,800
Less: Contingent consideration	(18,800)
Cash paid at the acquisition closing	$13,000

The following pro forma information presents the combined results of operations for the nine months ended September 28, 2013 as if we had completed the DuraHeart II acquisition at the beginning of 2012. Actual 2013 acquisition-related transaction costs of $2.0 million were excluded from the 2013 pro forma results below as if these costs were incurred during the 2012 period. All other adjustments to the pro forma results in 2013 were not significant. The pro forma financial information is provided for comparative purposes only and does not purport to be indicative of condensed consolidated results of operations for the period ended on September 28, 2013, or for any other future period.

Nine months Ended September 28, 2013

Product sales	$374,648
Income before taxes	65,922
Net income	49,242

Contingent Considerations

The Company’s acquisitions of Apica and DuraHeart II include payments of future contingent consideration upon the achievement of certain regulatory approvals and commercial sales milestones. With respect to each acquisition, we determined the initial fair value of the contingent consideration in connection with the regulatory and commercial sales milestones using various estimates, including probabilities of success, discount rates and the estimated amount of time until the conditions of the milestone payments are met. This fair value measurement was based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy (see Note 3 for more information about fair value measurements). The key assumptions used to determine the fair value of each contingent consideration associated with the regulatory milestones at the acquisition date included a discount rate and probability-adjusted milestone payment date ranges. The key assumptions used to determine the fair value of each contingent consideration associated with the commercial sales milestones at the acquisition date included a discount rate and probability-weighted expected milestone payment date ranges based on the aggregate number of commercial units sold.

The fair value of these payments of future contingent considerations are remeasured at each reporting period with the change in fair value recognized within operating expense in our condensed consolidated statements of operations. We measure the liabilities on a recurring basis using Level 3 inputs. See Note 3 for further information regarding fair value measurements.

•                  In the first nine months of 2014, the fair value of the Apica contingent consideration increased by $0.3 million, in which $0.2 million was reported as research and development (“R&D”) expense and $0.1 million was reported as selling, general and administrative (“SG&A”) expense. The overall increase was a result of accretion expense associated with the passage of time since the acquisition date.

•                  In the first nine months of 2014, the fair value of the DuraHeart II contingent consideration decreased by $3.0 million ($2.0 million reported as R&D expense and $1.0 million reported as SG&A expense) as a result of changes in the probabilities of possible outcomes, offset by accretion expense. In the first nine months of 2013, the fair value increased by $0.3 million ($0.1 million reported as R&D expense and $0.2 million reported as SG&A expense) as a result of accretion expense.

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2 and Level 3 during either the first nine months of 2014 or first nine months of 2013.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of September 27, 2014:
Cash equivalents:
Money market funds	$85,886	$85,886	$—	$—
Commercial paper	10,729	—	10,729	—
Municipal bonds	8,202	—	8,202	—
Short-term investments:
Municipal bonds	94,459	—	94,459	—
Asset-backed securities	2,387	—	2,387	—
Corporate bonds	20,237	—	20,237	—
Commercial paper	7,797	—	7,797	—
Prepaid expenses and other assets:
Foreign exchange contracts	3,870	—	3,870	—
Long-term investments:
Auction rate securities	4,358	—	—	4,358
Other long-term assets:
Investments included in our deferred compensation plan	1,526	—	1,526	—
Marketable equity securities	2,375	2,375	—	—
Other accrued liabilities:
Foreign exchange contracts	505	—	505	—
Contingent consideration (current and non-current portions)	$61,119	$—	$—	$61,119

	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of December 28, 2013:
Cash equivalents:
Money market funds	$97,200	$97,200	$—	$—
Commercial paper	13,899	—	13,899	—
Short-term investments:
Municipal bonds	142,486	—	142,486	—
Variable demand notes	6,700	—	6,700	—
Corporate bonds	5,507	—	5,507	—
Commercial paper	9,998	—	9,998	—
Certificate of deposit	2,000	—	2,000	—
Prepaid expenses and other assets:
Foreign exchange contracts	592	—	592	—
Long-term investments:
Auction rate securities	4,234	—	—	4,234
Other long-term assets:
Investments included in our deferred compensation plan	1,700	—	1,700	—
Marketable equity securities	4,019	4,019	—	—
Other accrued liabilities:
Foreign exchange contracts	156	—	156	—
Contingent consideration (current and non-current portions)	$43,346	$—	$—	$43,346

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

Contingent considerations—The fair value of the contingent consideration related to the acquisition of the medical business of Levitronix LLC (“Levitronix Medical”) in August 2011 requires significant management judgment or estimation and is calculated using the income approach, using various revenue assumptions and applying a probability to each outcome. The fair value of the contingent consideration is remeasured at the end of each reporting period with the change in fair value recorded within operating expense in our condensed consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. The accretion of interest expense was not significant for all periods presented. Refer to Note 2 for a discussion of the fair value of the contingent considerations associated with the DuraHeart II and Apica acquisitions.

Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of September 27, 2014:
Short-term investments:
Municipal bonds	$94,357	$104	$(2)	$94,459
Corporate bonds	20,275	—	(38)	20,237
Commercial paper	7,797	—	—	7,797
Asset-backed securities	2,388	—	(1)	2,387
Total short-term investments	$124,817	$104	$(41)	$124,880
Long-term investments:
Auction rate securities	$4,900	$—	$(542)	$4,358
Other long-term assets:
Marketable equity securities	2,996	—	(621)	2,375
Total long-term	$7,896	$—	$(1,163)	$6,733
As of December 28, 2013:
Short-term investments:
Municipal bonds	$142,321	$178	$(13)	$142,486
Variable demand notes	6,700	—	—	6,700
Corporate bonds	5,500	7	—	5,507
Commercial paper	9,998	—	—	9,998
Certificate of deposit	2,000	—	—	2,000
Total short-term investments	$166,519	$185	$(13)	$166,691
Long-term investments:
Auction rate securities	$4,900	$—	$(666)	$4,234
Other long-term assets:
Marketable equity securities	2,996	1,023	—	4,019
Total long-term	$7,896	$1,023	$(666)	$8,253

Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments. The underlying mutual fund investments are deemed trading securities. The mutual fund investments’ fair value and the cash surrender value of our corporate-owned life insurance policies are classified in the condensed consolidated balance sheets in “Other long-term assets.” The aggregate value of our deferred compensation plan assets as of September 27, 2014 and December 28, 2013 was $5.9 million and $5.2 million, respectively. The unrealized gain before tax from the change in the value of the deferred compensation plan was not significant during the first nine months of 2014 or first nine months of 2013.

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows as of September 27, 2014:

	Amortized Cost	Fair Value
	(in thousands)
Maturing within 1 year	$92,374	$92,442
Maturing after 1 year through 5 years	32,444	32,438
Short-term available-for-sale investments	124,818	124,880
Maturing after 5 years	4,900	4,358
	$129,718	$129,238

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the ARS during the first nine months of 2014:

Auction Rate Securities
(in thousands)
Balance as of December 28, 2013	$4,234
Unrealized holding gain on auction rate securities, included in other comprehensive income (loss)	124
Balance as of September 27, 2014	$4,358

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of contingent considerations during the first nine months of 2014:

Contingent Consideration
(in thousands)
Balance as of December 28, 2013	$43,346
Addition from Apica acquisition (See Note 2)	25,700
Payments	(6,962)
Change in fair value	(965)
Balance as of September 27, 2014	$61,119

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 27, 2014:

	Fair Value at September 27, 2014 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Auction rate securities	$4,358	Discounted cash flow	Discount rate	1.80%
			Market credit spread	2.33%
			Liquidity factor	0%

Levitronix Medical contingent consideration	$17,040	Multiple outcome discounted cash flow	Annual Revenue	$34.2 million to $51.1 million
			Percent probabilities assigned to scenarios	5% to 70%

DuraHeart II contingent consideration	$18,103	Multiple outcome discounted cash flow	Milestone dates	2016 to 2030
			Discount rate	4.8% to 17.0%
			Percent probabilities assigned to scenarios	5% to 80%
Apica contingent consideration	$25,976	Multiple outcome discounted cash flow	Milestone dates	2016 to 2020
			Discount rate	4.8%
			Percent probabilities assigned to scenarios	7.50% to 30.0%

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

Contingent Considerations

The fair values of contingent considerations are measured using projected payment dates, discount rates, probabilities of payments, and projected revenues (for revenue-based considerations). Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. A significant increase (decrease) in the projected revenue in isolation could result in a significantly higher (lower) fair value measurement; a significant delay (acceleration) in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower (higher) fair value measurement; a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement; and the changes in the probability of occurrence between the outcomes in isolation could result in a significant change in fair value measurement.

The fair values of the contingent consideration are calculated on a quarterly basis by management based on a collaborative effort of our regulatory, research and development, operations, finance and accounting groups, as appropriate. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue and milestone targets as compared to initial projections, the impact of market competition and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the condensed consolidated statements of operations. In the first nine months of 2014 and 2013, the fair value of the Levitronix Medical contingent consideration increased by $1.7 million and $3.6 million, respectively, as a result of changes in the projected revenue and probabilities of possible outcomes. The increases in 2014 and 2013 were reported as SG&A expense. Refer to Note 2 for the Apica and DuraHeart II contingent considerations’ remeasurement adjustments.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial and financial assets such as goodwill, intangible assets, property, plant, and equipment and non-marketable equity investment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization.

Note 4. Foreign Exchange Instruments

We utilize foreign currency forward exchange contracts and options with recognized financial institutions to manage our exposure to the impact of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated sales and purchase transactions. We do not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, British Pound Sterling and U.S. Dollar. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. We intend to exchange foreign currencies for U.S. Dollars at maturity.

Total gross notional amounts for outstanding derivatives instruments were as follows:

	September 27, 2014	December 28, 2013
Forward contracts:
Euro (sell)	€17.7 million	€20.2 million
British Pound Sterling (sell)	£1.3 million	£1.3 million
U.S. Dollar (sell)	$12.6 million	$23.5 million
U.S. Dollar (buy)	$59.8 million	$60.0 million

The following table shows the derivative instruments measured at gross fair value reported on the condensed consolidated balance sheets:

	As of September 27, 2014		As of December 28, 2013
	Prepaid expenses and other assets	Other accrued liabilities	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$3,870	$505	$592	$156

The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Foreign currency exchange gain (loss) on foreign contracts	$4,823	$(1,953)	$4,756	$(649)
Foreign currency transactions gain (loss)	(5,997)	2,122	(6,116)	1,114

Note 5. Balance Sheet Information

The following tables provide details of selected condensed consolidated balance sheets items as of the end of each period:

Inventories consisted of the following:

	September 27, 2014	December 28, 2013
	(in thousands)
Finished goods	$28,736	$22,885
Work in process	18,243	13,739
Raw materials	24,562	23,669
Total	$71,541	$60,293

Property, plant and equipment, net consisted of the following:

	September 27, 2014	December 28, 2013
	(in thousands)
Land, building and improvements	$20,600	$20,594
Equipment and capitalized software	62,712	61,383
Furniture and leasehold improvements	25,782	22,458
Total	109,094	104,435
Less accumulated depreciation	(54,151)	(49,272)
Total	$54,943	$55,163

As of September 27, 2014, we had $7.5 million of equipment that had not yet been placed in service (included in the “Equipment and capitalized software” line in the table above) from the DuraHeart II acquisition.

Depreciation expense was $2.0 million and $6.4 million for the three and nine months ended September 27, 2014, respectively, and $2.0 million and $6.1 million for the three and nine months ended September 28, 2013, respectively.

Warranty and related costs are accrued for based on our best estimates when management determines that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. Warranty and related accruals and the changes in the balances for the nine months ended September 27, 2014 and September 28, 2013 were as follows:

	September 27, 2014	September 28, 2013
	(in thousands)
Balance, beginning of the period	$9,899	$2,212
Additions	13,194	2,982
Change in estimate	(558)	—
Settlements	(3,583)	(1,666)
Balance, end of the period	$18,952	$3,528

Warranty activity in the first nine months of 2014 as compared to the prior period includes new warranty additions and settlements related to sales of our HeartMate II Pocket Controller, which was introduced in 2013. Additionally, in September 2014 we made available a new version of the Pocket Controller to customers who purchased a previous version. We recorded an incremental $10.7 million expense based on the number of units which we estimated will be exchanged.

Changes in “Accumulated other comprehensive loss” by component during the nine months ended September 27, 2014:

	Foreign currency items (net of tax)	Unrealized gain (loss) on available-for-sale securities (net of tax)	Total
	(in thousands)
Balance as of December 28, 2013	$(13,039)	$536	$(12,503)
Other comprehensive loss before reclassification	(3,208)	(1,367)	(4,575)
Net current period other comprehensive loss	(3,208)	(1,367)	(4,575)
Balance as of September 27, 2014	$(16,247)	$(831)	$(17,078)

Note 6. Goodwill and Purchased Intangible Assets, net

The carrying amount of goodwill and the changes in the balance for the nine months ended September 27, 2014 were as follows (in thousands):

Balance as of December 28, 2013	$205,764
Additions from Apica acquisition (Note 2)	31,381
Foreign currency translation impact	(5,680)
Balance as of September 27, 2014	$231,465

Intangible assets (net of accumulated amortization and impairment) were as follows:

	As of September 27, 2014
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(35,693)	$—	$7,839
Core technology	37,180	(23,637)	(12,642)	901
Developed technology	133,373	(84,126)	(37,600)	11,647
Pre-existing license agreement	2,300	(1,040)	—	1,260
Customer based relationships and other	7,246	(5,316)	—	1,930
Foreign currency translation impact	(574)	—	—	(574)
	223,057	(149,812)	(50,242)	23,003
Intangible assets not yet subject to amortization:
IPR&D (see Note 2)	38,900	—	—	38,900
Foreign currency translation impact	(1,469)	—	—	(1,469)
Total purchased intangible assets	$260,488	$(149,812)	$(50,242)	$60,434

	As of December 28, 2013
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(34,755)	$—	$8,777
Core technology	37,180	(22,986)	(12,642)	1,552
Developed technology	128,073	(81,635)	(37,600)	8,838
Pre-existing license agreement	2,300	(794)	—	1,506
Customer based relationships and other	7,246	(4,043)	—	3,203
Foreign currency translation impact	127	—	—	127
	218,458	(144,213)	(50,242)	24,003
Intangible assets not yet subject to amortization:
IPR&D (see Note 2)	12,400	—	—	12,400
Total purchased intangible assets	$230,858	$(144,213)	$(50,242)	$36,403

Amortization expense related to identifiable intangible assets was $1.9 million and $5.7 million for the three and nine months ended September 27, 2014, respectively, and $2.6 million and $7.7 million for the three and nine months ended September 28, 2013, respectively.

Estimated amortization expenses for the next five fiscal years and all years thereafter, excluding intangible assets not yet subject to amortization are as follows:

(in thousands)
Fiscal year:
Remainder of 2014	$1,896
2015	5,715
2016	4,416
2017	3,543
2018	3,129
Thereafter	4,304
Total	$23,003

Note 7. Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of September 27, 2014. The credit agreement permits us to use the facility for working capital and general corporate purposes. We did not have any borrowings under this credit facility during the nine months ended September 27, 2014 or September 28, 2013.

Note 8. Legal Proceedings

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

On January 24, 2014, we and three of our present and former officers were named as defendants in a complaint filed in the United States District Court for the Northern District of California. The action, entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, is a putative class action brought on behalf of purchasers of our securities between April 29, 2010, and November 27, 2013, inclusive (the “Class Period”), and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff (“Plaintiff”). On June 20, 2014, Plaintiff filed an amended class action complaint (“Complaint”), adding a former officer of the Company as a defendant. The Complaint alleges that during the Class Period, Defendants made false or misleading statements in various SEC filings, press releases, earnings calls, and healthcare conferences regarding the Company’s business and outlook, focusing primarily on Defendants’ alleged failure to disclose that the HeartMate II Left Ventricular Assist Device had a purported increased rate of pump thrombosis during the Class Period. Plaintiff seeks unspecified damages, among other relief. Defendants moved to dismiss the Complaint on August 19, 2014. The Court has not yet ruled on the motion. Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of this action will have a material effect on our financial position, liquidity or results of operations.

Note 9. Share-Based Compensation

Our Amended and Restated 2006 Incentive Stock Plan (“2006 Plan”) permits the issuance of stock options (“options”), restricted stock units (“RSUs”), performance share units (“PSUs”) and other types of awards to employees, directors, and consultants. As of September 27, 2014, approximately 3.2 million shares remained available for issuance under the 2006 Plan.

Share-based compensation consists of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Cost of product sales	$529	$586	$1,906	$1,773
Selling, general and administrative expenses	4,486	4,373	13,305	12,681
Research and development	1,956	1,896	6,375	5,772
Total share-based compensation expense before taxes	6,971	6,855	21,586	20,226
Tax benefit for share-based compensation expense	3,591	2,605	8,594	7,675
Total share-based compensation (net of taxes)	$3,380	$4,250	$12,992	$12,551

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Risk free interest rate (weighted average)	*	2.00%	2.19%	1.38%
Expected volatility	*	40.00%	37.00%	37.00%
Expected option term (years)	*	4.93	4.54 to 5.04	4.92 to 5.70
Dividends	*	None	None	None

* No stock options were granted in the three months ended September 27, 2014.

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options as of December 28, 2013	2,261	$29.68	6.95
Granted	586	34.86
Exercised	(146)	19.75
Forfeited or expired	(45)	35.88
Outstanding options as of September 27, 2014	2,656	$31.26	7.11
Outstanding options vested as of September 27, 2014 and expected to vest	2,573	$31.15	7.06
Outstanding options exercisable as of September 27, 2014	1,252	$27.94	5.63

As of September 27, 2014, there was $8.5 million of unrecognized compensation expense, net of estimated forfeitures, related to options, which expense we expect to recognize over a weighted average period of 1.49 years. The weighted average grant-date fair value of options granted in the first nine months of 2014 was $12.39 per share.

Restricted Stock Units

RSU activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units as of December 28, 2013	1,461	$33.40	1.27
Granted	772	33.11
Released	(528)	32.29
Forfeited or expired	(67)	34.92
Outstanding units as of September 27, 2014	1,638	$33.56	1.50

As of September 27, 2014, there was $40.4 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which amount we expect to recognize over 2.5 years.

Performance Share Units

We may issue PSUs representing hypothetical shares of our common stock. Each PSU reflects up to two shares that may be issued to the award recipient, with the number of shares to be issued determined based on performance and market conditions (referred to as either a “Performance Condition PSU” or a “Market Condition PSU”). The actual number of shares the recipient receives at the end of a performance period may range from 0% up to 200% of the Target Shares granted. Recipients generally must remain employed by us on a continuous basis through the end of the applicable performance period in order to receive shares subject to that award. The stock-based compensation costs for these PSUs, net of estimated forfeitures, are recorded over the three- or four-year vesting period based on a graded accelerated vesting method.

With respect to Performance Condition PSUs, any change in estimates affecting the number of shares to be issued upon vesting of the PSUs would be accounted for as a cumulative adjustment to the compensation expense in the period in which the changes occur. In 2014, we issued approximately 69,000 Performance Condition PSUs, which based on a change in management’s estimate during the third quarter of 2014, resulted in no shares being issuable upon vesting of the PSUs.

On September 22, 2014, we granted approximately 188,000 Market Condition PSUs to our President and Chief Executive Officer. Share-based compensation expense related to these Market Condition PSUs was not significant during the third quarter of 2014.

Note 10. Common and Preferred Stock

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million worth of shares of our common stock (“December 2013 program”), which will expire on December 31, 2015. In the three and nine months ended September 27, 2014, we repurchased $30.6 million and $68.1 million, respectively, worth of shares of our common stock under the December 2013 program. In addition, we repurchased $1.2 million worth of shares of our common stock in the first quarter of 2014 under our previous November 2012 program, which expired in the first quarter of fiscal 2014. As of September 27, 2014, $131.9 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $69.2 million of shares repurchased in the nine months ended September 27, 2014 by reducing the additional paid-in-capital (“APIC”) balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $29.3 million and retained earnings decreased by $39.9 million in the consolidated statement of shareholders’ equity.

During the third quarter of 2014, we entered into and completed an Accelerated Share Repurchase (“2014 ASR”) program with an investment bank, under which we agreed to repurchase an aggregate of $30.0 million of our common stock. Under the 2014 ASR program, we paid $30.0 million and received an initial delivery of 1,055,408 shares, which represented 80% of the 2014 ASR program’s estimated value at inception. At maturity of the 2014 ASR program, an additional 152,120 shares were delivered to us. The total number of shares repurchased by us under the 2014 ASR program was based on a per share price of $24.84, representing the volume-weighted average price of our common stock during the purchase period, less an agreed upon discount. We recorded the $30.0 million of shares repurchased by reducing the APIC balance based on the average issuance price per share of all shares outstanding prior to the repurchase with the excess allocated to retained earnings. Based on this allocation, APIC decreased by $15.1 million and retained earnings decreased by $14.9 million in the condensed consolidated financial statements.

We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of RSUs withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in the nine months ended September 27, 2014 was $7.3 million, which decreased APIC and retained earnings by $2.5 million and $4.8 million, respectively, based on the same allocation methodology discussed above. The aggregate value of shares purchased in the nine months ended September 28, 2013 was $7.1 million, which decreased APIC and retained earnings by $2.3 million and $4.8 million, respectively.

Note 11. Income Taxes

Our effective income tax rates for the three months ended September 27, 2014 and September 28, 2013 were (194.4)% and 17.5%, respectively. Our effective income tax rates for the nine months ended September 27, 2014 and September 28, 2013 were 28.4% and 25.3%, respectively. The decrease in the three-month effective tax rate is primarily attributable to a decrease in income before taxes for the three months ended September 27, 2014 and a decrease in forecasted income before taxes for the year ending January 3, 2015. In addition, we recognized a tax benefit in the three months ended September 27, 2014 relating to changes in the deductibility of our executive compensation. The increase in the nine-month effective tax rate was primarily due to the lack of federal R&D credits in the absence of enacted legislation in 2014. In the first nine months of 2013, we recognized a benefit of approximately $2.3 million for these credits, of which $1.4 million relates to the 2012 credits recognized as a result of the timing of legislation reinstating the credit for the 2012 tax year.

During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $1.9 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

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

Product sales attributed to a country or region include product sales to hospitals, physicians and distributors and are based on final destinations where the products are sold. No individual customer or individual country outside of the U.S. accounted for more than 10% of product sales during the three and nine months ended September 27, 2014 or during the three and nine months ended September 28, 2013.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Product sales by geographic location:
Domestic	$85,762	$99,608	$275,539	$290,643
International	20,077	26,836	74,060	84,005
Total	$105,839	$126,444	$349,599	$374,648

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Product sales by product line:
HeartMate	$91,599	$112,837	$303,585	$331,404
CentriMag	11,272	10,448	37,377	32,327
PVAD and IVAD	2,463	2,592	7,212	9,108
Other	505	567	1,425	1,809
Total	$105,839	$126,444	$349,599	$374,648

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Product sales by category:
Pump	$74,189	$87,108	$245,072	$264,867
Non-Pump	31,145	38,769	103,102	107,972
Other	505	567	1,425	1,809
Total	$105,839	$126,444	$349,599	$374,648

Note 13. Net Income Per Share

We calculate basic earnings per share (“EPS”) using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding options and RSUs. PSUs are excluded from the shares used to compute diluted EPS until the performance or market conditions associated with the PSUs are met.

The reconciliations of the numerators and denominators of each of the basic and diluted EPS calculations were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands, except per share data)
Numerator:
Net Income	$2,897	$18,904	$38,549	$60,263

Denominator:
Weighted average shares used to compute basic EPS	55,733	57,427	56,430	57,447
Dilutive effect of share-based compensation plans	378	807	689	953
Weighted average shares used to compute diluted EPS	56,111	58,234	57,119	58,400

Net income per share:
Basic	$0.05	$0.33	$0.68	$1.05
Diluted	$0.05	$0.32	$0.67	$1.03

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,893	642	1,473	1,008

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

On June 30, 2013, we acquired certain assets and assumed certain liabilities from Terumo Corporation (“Terumo”) related to the DuraHeart II Left Ventricular Assist product line (“DuraHeart II”) previously under development by Terumo. Under the terms of the DuraHeart II acquisition, the initial purchase consideration was $13.0 million and we will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million. No milestone payments have been made to Terumo since the date of the acquisition.

On July 2, 2014, we acquired all of the outstanding equity interests of Apica Cardiovascular Limited (“Apica”) and certain related subsidiaries from the former stockholders of Apica (the “Apica Acquisition”). Under the terms of the Apica Acquisition, the initial purchase consideration was approximately $35.1 million (net of acquired cash and inclusive of the settlement of existing debt and Apica’s direct acquisition-related transaction costs) and we will be obligated to make potential future milestone payments, based on regulatory approvals and commercial sales, of up to $40.0 million. No milestone payments have been made to the former stockholders of Apica since the date of the acquisition.

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

HeartMate III, a centrifugal-flow chronic left ventricular assist system, is currently in U.S. IDE and the Conformité Européene Mark clinical trials. HeartMate III, which incorporates a fully magnetically levitated technology foundation, is designed to lower adverse event rates through improved hemocompatibility and to enhance the ease of surgical placement through a compact size.

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

PediMag/PediVAS

PediMag and PediVAS are identical, extracorporeal full-flow acute surgical support platforms incorporating a polycarbonate pump, based on magnetically levitated bearingless motor technology, designed to provide acute surgical support to pediatric patients. The brand names differ according to indication for use, duration of support and regulatory approval. PediMag is cleared by the FDA for use, in conjunction with the CentriMag console and motor, for support periods of up to six hours. Outside the U.S., the device is branded as PediVAS. This device has been CE Marked for marketing in Europe to provide support for up to thirty days for both cardiac and respiratory failure.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2013 Annual Report, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the nine months ended September 27, 2014.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
	(in thousands, except for percentage data)
Product sales	$105,839	100.0%	$126,444	100.0%	$349,599	100.0%	$374,648	100.0%
Cost of product sales	42,627	40.3	40,958	32.4	116,960	33.5	117,031	31.2
Gross profit	63,212	59.7	85,486	67.6	232,639	66.5	257,617	68.8
Operating expenses:
Selling, general and administrative	35,004	33.1	37,679	29.8	105,982	30.3	107,348	28.7
Research and development	26,097	24.6	25,469	20.1	72,484	20.7	71,488	19.1
Total operating expenses	61,101	57.7	63,148	49.9	178,466	51.0	178,836	47.8
Income from operations	2,111	2.0	22,338	17.7	54,173	15.5	78,781	21.0
Other income and (expense):
Interest expense and other	(22)	—	—	—	(24)	—	(4)	—
Interest income and other	(1,105)	(1.0)	569	0.5	(299)	(0.1)	1,899	0.5
Income before income taxes	984	1.0	22,907	18.2	53,850	15.4	80,676	21.5
Income tax (expense) benefit	1,913	1.8	(4,003)	(3.2)	(15,301)	(4.4)	(20,413)	(5.4)
Net income	$2,897	2.8	$18,904	15.0	$38,549	11.0	$60,263	16.1

Three and nine months ended September 27, 2014 and September 28, 2013

Product Sales

Product sales consisted of the following:

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in thousands)			(in thousands)
Total product sales	$105,839	$126,444	(16.3)%	$349,599	$374,648	(6.7)%

In the third quarter of 2014 as compared to the third quarter of 2013, product sales decreased by $20.6 million or 16.3%, driven by decreased sales volume of our HeartMate II, which was partially offset by an increase in sales volume of our CentriMag products. HeartMate II contributed $21.2 million to the decrease due primarily to reduced market growth relative to prior periods in conjunction with market share loss to a competitive device, dynamics that may continue to affect our results. The decrease was partially offset by an increase in the CentriMag and PediMag product line of $0.7 million. Additionally, the decrease was driven by a decline of $0.1 million in sales of other products. From a regional perspective, U.S. sales decreased by $13.8 million, while international sales decreased by $6.8 million due to declines in both Europe and Japan.

In the first nine months of 2014 as compared to the first nine months of 2013, product sales decreased by $25.0 million or 6.7%, driven by a decrease in sales volume of our HeartMate II products due primarily to the same reasons discussed above. HeartMate II contributed $27.8 million to the decrease which was partially offset by an increase in the CentriMag and PediMag product line of $3.2 million. Additionally, the decrease was driven by a decline of $0.4 million in sales of other products. From a regional perspective, U.S. sales decreased by $15.1 million and international sales decreased by $9.9 million.

Sales originating outside of the U.S. and U.S. export sales collectively accounted for approximately 19% and 21% of our total product sales for each of the third quarter of 2014 and the third quarter of 2013, respectively, and approximately 21% and 22% of our total product sales for each of the first nine months of 2014 and the first nine months of 2013, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands, except percentages)
Total gross profit	$63,212	$85,486	$232,639	$257,617
Total gross margin	59.7%	67.6%	66.5%	68.8%

In the third quarter of 2014 as compared to the third quarter of 2013, gross margin decreased by approximately eight percentage points, while during the first nine months of 2014 as compared to the first nine months of 2013, gross margin decreased by approximately two percentage points. In September 2014, we made available a new version of the Pocket Controller to customers who purchased a previous version. We recorded an incremental $10.7 million expense based on the number of units which we estimated will be exchanged.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in thousands)			(in thousands)
Total selling, general and administrative expenses	$35,004	$37,679	(7.1)%	$105,982	$107,348	(1.3)%

In the third quarter of 2014 as compared to the third quarter of 2013, selling, general and administrative expenses decreased by $2.7 million, while in the first nine months of 2014 as compared to the first nine months of 2013, selling, general and administrative expenses decreased by $1.4 million. These decreases were primarily due to lower expense related to the remeasurement of contingent consideration in 2014, partially offset by increased personnel costs in 2014.

Research and Development Expenses

Research and development expenses were as follows:

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in thousands)			(in thousands)
Total research and development expenses	$26,097	$25,469	2.5%	$72,484	$71,488	1.4%

Research and development (R&D) expenses are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

In the third quarter of 2014 as compared to the third quarter of 2013, R&D expenses increased by $0.6 million, while in the first nine months of 2014 as compared to the first nine months of 2013, R&D expenses increased by $1.0 million. These increases were primarily due to incremental personnel supporting our product development programs in 2014, partially offset by the write down of certain fixed assets in the third quarter of 2013.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in thousands)			(in thousands)
Interest income	$152	$223	(31.8)%	$577	$691	(16.5)%
Foreign currency, net	(1,172)	168	(797.6)%	(1,359)	464	(392.9)%
Other	(85)	178	(147.8)%	483	744	(35.1)%
Total interest income and other	$(1,105)	$569		$(299)	$1,899

The change in foreign currency (net) was primarily due to the unfavorable foreign currency remeasurement related to the contingent consideration from the Apica acquisition in the third quarter of 2014. The change in other items was due to the mark-to-market value of our deferred compensation plan assets during the current period. The change in interest income was not significant.

Income Taxes

Our effective income tax rates for the three months ended September 27, 2014 and September 28, 2013 were (194.4)% and 17.5%, respectively. Our effective income tax rates for the nine months ended September 27, 2014 and September 28, 2013 were 28.4% and 25.3%, respectively. The decrease in the three-month effective tax rate is primarily attributable to a decrease in income before taxes for the three months ended September 27, 2014 and a decrease in forecasted income before taxes for the year ending January 3, 2015. In addition, we recognized a tax benefit in the three months ended September 27, 2014 relating to changes in the deductibility of our executive compensation. The increase in the nine-month effective tax rate was primarily due to the lack of federal R&D credits in the absence of enacted legislation in 2014. In the first nine months of 2013, we recognized a benefit of approximately $2.3 million for these credits, of which $1.4 million relates to the 2012 credits recognized as a result of the timing of legislation reinstating the credit for the 2012 tax year.

Our effective tax rate is calculated based on the enacted statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Because changes in our forecasted earnings for 2014 can significantly affect our projected annual effective tax rate, our quarterly tax rate could fluctuate significantly depending on our profitability.

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

Following is a summary of our cash, cash equivalents and investments:

	September 27, 2014	December 28, 2013
	(in thousands)
Cash and cash equivalents	$123,684	$139,099
Short-term investments	124,880	166,691
Long-term investments	4,358	4,234
Total cash, cash equivalents and investments	$252,922	$310,024

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, and share repurchase programs for at least the next 12 months.

Cash Flow Activities

	September 27, 2014	September 28, 2013
	(in thousands)
Net cash provided by operating activities	$68,052	$86,451
Net cash used in investing activities	(5,036)	(44,248)
Net cash used in financing activities	(78,565)	(40,388)
Effect of exchange rate changes on cash and cash equivalents	134	(294)
Net (decrease) increase in cash and cash equivalents	(15,415)	1,521

Cash Provided by Operating Activities

Cash provided by operating activities in the first nine months of 2014 was $68.1 million and consisted of net income of $38.5 million, adjustments for non-cash items of $36.8 million, and cash used in working capital of $7.3 million. Adjustments for non-cash items primarily consisted of $21.6 million of stock-based compensation expense and $12.1 million of depreciation and amortization expense, offset in part by $1.1 million for excess tax benefits from stock-based compensation. The decrease in cash from the changes in working capital activities primarily consisted of an increase in inventory of $13.5 million primarily from higher Pocket Controller inventory, offset in part by a decrease in accounts receivable of $9.4 million from lower sales in the first nine months of 2014 and other current assets of $1.1 million. Decreases to accounts payable and other liabilities totaling $4.4 million also contributed to the reduction of cash generated from operating activities.

Cash provided by operating activities in the first nine months of 2013 was $86.5 million and consisted of net income of $60.3 million, adjustments for non-cash items of $41.5 million, and cash used in working capital of $15.3 million. Adjustments for non-cash items primarily consisted of $20.2 million of stock-based compensation expense, $13.8 million of depreciation and amortization expense, and the remeasurement of the contingent consideration of $3.9 million, offset in part by $1.8 million for excess tax benefits from stock-based compensation. The decrease in cash from the changes in working capital activities primarily consisted of an increase in inventory of $20.6 million (due in part to the launch of our Pocket Controller in 2013), offset in part by a decrease in accounts receivable of $4.0 million from higher collections in the nine months of 2013. Decreases to accounts payable and other liabilities totaling $1.5 million also contributed to the reduction of cash generated from operating activities.

Cash Used in Investing Activities

Cash used in investing activities in the first nine months of 2014 of $5.0 million was primarily attributable to purchases of available for sale investments of $112.8 million, $34.5 million initial cash paid to acquire Apica, as well as capital expenditures of $6.8 million to support our manufacturing facilities and administration growth and $1.5 million purchase of non-marketable equity investments, which was offset by sales and maturities of available for sale investments of $150.6 million.

Cash used in investing activities in the first nine months of 2013 of $44.2 million was primarily attributable to purchases of available for sale investments of $132.4 million, $13.0 million initial cash paid to acquire DuraHeart II, as well as capital expenditures of $6.9 million to support our manufacturing facilities and administration growth, which was offset by the maturities and sales of available for sale investments of $108.0 million.

Cash Used in Financing Activities

Cash used in financing activities in the first nine months of 2014 of $78.6 million was primarily comprised of $72.0 million used for repurchases of 2.3 million shares of our common stock under the stock repurchase programs authorized, $7.2 million used to repurchase vested restricted stock units for settlement of income tax withholding liabilities and $6.1 million paid in contingent consideration. This amount was offset in part by $2.9 million of proceeds related to stock option exercises, $2.8 million of proceeds from stock issued under the employee stock purchase plan and $1.1 million from excess tax benefits for share-based compensation.

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

Stock Repurchase Program

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three and nine months ended September 27, 2014, we repurchased $30.6 million and $68.1 million, respectively, worth of shares of our common stock under the December 2013 program. In addition, we repurchased $1.2 million worth of shares of our common stock in the first quarter of 2014 under our previous November 2012 program which expired in the first quarter of fiscal 2014. As of September 27, 2014, $131.9 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

During the third quarter of 2014, the Company entered into and completed an Accelerated Share Repurchase (“2014 ASR”) program with an investment bank, under which we agreed to repurchase an aggregate of $30.0 million of our common stock. Under the 2014 ASR program, we paid $30.0 million and received an initial delivery of 1,055,408 shares, which represented 80% of the 2014 ASR program’s estimated value at inception. At maturity of the 2014 ASR program, an additional 152,120 shares were delivered to us. The total number of shares repurchased by us under the 2014 ASR program was based on a per share price of $24.84, representing the volume-weighted average price of our common stock during the purchase period, less an agreed upon discount. We recorded the $30.0 million of shares repurchased by reducing the APIC balance based on the average issuance price per share of all shares outstanding prior to the repurchase with the excess allocated to retained earnings. Based on this allocation, APIC decreased by $15.1 million and retained earnings decreased by $14.9 million in the condensed consolidated financial statements.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $69.2 million of shares repurchased in the nine months ended September 27, 2014 by reducing the APIC balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $29.3 million and retained earnings decreased by $39.9 million in the consolidated statement of shareholders’ equity.

We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of RSUs withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in the nine months ended September 27, 2014 was $7.3 million, which decreased APIC and retained earnings by $2.5 million and $4.8 million, respectively, based on the same allocation methodology discussed above. The aggregate value of shares purchased in the nine months ended September 28, 2013 was $7.1 million, which decreased APIC and retained earnings by $2.3 million and $4.8 million, respectively.

Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of September 27, 2014. The credit agreement permits us to use the facility for working capital and general corporate purposes. We did not have any borrowings under this credit facility during the nine months ended September 27, 2014 or September 28, 2013.

Contractual Obligations

As of September 27, 2014, the liability for uncertain tax positions was $8.1 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the nine months ended September 27, 2014, there were no material changes to our contractual obligations reported in our 2013 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

A 50 basis point reduction in interest rates on our investment portfolio and cash equivalents that bear variable interest would have an immaterial impact to interest income on the consolidated statements of operations. In addition, if interest rates were to rise, the market value of our investment portfolio would decline, which could result in a loss if we were to choose or be forced to sell an investment before its scheduled maturity. If interest rates were to rise or fall from current levels by 100 basis points, the change in our net unrealized loss on our short and long-term investments would be $0.8 million. We do not utilize derivative financial instruments to manage interest rate risks.

Foreign Currency Rate Fluctuations

The fair value of our forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contracts, taking into account the change in currency exchange rates. A 10% directional change in the non-functional currency exchange rates as of September 27, 2014 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $9.6 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of September 27, 2014. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 27, 2014, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended September 27, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2014, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

On January 24, 2014, we and three of our present and former officers were named as defendants in a complaint filed in the United States District Court for the Northern District of California. The action, entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, is a putative class action brought on behalf of purchasers of our securities between April 29, 2010, and November 27, 2013, inclusive (the “Class Period”), and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff (“Plaintiff”). On June 20, 2014, Plaintiff filed a consolidated amended class action complaint (“Complaint”), adding a former officer of the Company as a defendant. The Complaint alleges that during the Class Period, Defendants made false or misleading statements in various SEC filings, press releases, earnings calls, and healthcare conferences regarding the Company’s business and outlook, focusing primarily on Defendants’ alleged failure to disclose that the HeartMate II Left Ventricular Assist Device had a purported increased rate of pump thrombosis during the Class Period. Plaintiff seeks unspecified damages, among other relief. Defendants moved to dismiss the Complaint on August 19, 2014. The Court has not yet ruled on the motion. Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of this action will have a material effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the nine months ended September 27, 2014.

The following table sets forth certain information about our common stock repurchased during the nine months ended September 27, 2014:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)

June 29, 2014 to July 31, 2014	21,286	$34.67	16,600	$161.9 million
August 1, 2014 to August 31, 2014	1,058,678	$23.27	1,055,408	$137.4 million
September 1, 2014 to September 27, 2014	156,566	$35.50	152,120	$131.9 million
Total	1,236,530	$25.02	1,224,128	$131.9 million

(1)  Includes 12,402 shares purchased at an average price of $28.23 that were not part of our publicly announced repurchase programs for the three months ending September 27, 2014. These shares represent the surrender value of restricted stock units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

(2)  Cumulative amounts through each respective month of the quarter ended September 27, 2014.

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three months ended September 27, 2014, we repurchased $30.6 million worth of shares of our common stock under the December 2013 program. As of September 27, 2014, $131.9 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

ITEM 6. EXHIBITS

2.1

Equity Purchase Agreement, dated as of July 2, 2014, by and among Thoratec Switzerland GmbH, Apica Cardiovascular Limited, certain stockholders of Apica and the representative of such stockholders named therein and, for certain purposes set forth therein, Thoratec Corporation. (filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on July 2, 2014 and incorporated herein by reference)

2.2

Share Purchase Agreement, dated as of July 2, 2014, by and among Thoratec Switzerland GmbH, Enterprise Ireland and, for certain purposes set forth therein, Thoratec Corporation. (filed as Exhibit 2.2 to the Registrant’s Form 8-K filed with the SEC on July 2, 2014 and incorporated herein by reference)

10.1

Employment Agreement, dated September 21, 2014, with D. Keith Grossman. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference)

10.2

Transition and Separation Agreement, dated September 21, 2014, with Gary F. Burbach. (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference)

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 27, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 27, 2014 and December 28, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 27, 2014 and September 28, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 27, 2014 and September 28, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 27, 2014 and September 28, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: November 6, 2014	/s/ D. Keith Grossman
D. Keith Grossman
Chief Executive Officer

Date: November 6, 2014	/s/ Taylor C. Harris
Taylor C. Harris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

2.1

Equity Purchase Agreement, dated as of July 2, 2014, by and among Thoratec Switzerland GmbH, Apica Cardiovascular Limited, certain stockholders of Apica and the representative of such stockholders named therein and, for certain purposes set forth therein, Thoratec Corporation. (filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on July 2, 2014 and incorporated herein by reference)

2.2

Share Purchase Agreement, dated as of July 2, 2014, by and among Thoratec Switzerland GmbH, Enterprise Ireland and, for certain purposes set forth therein, Thoratec Corporation. (filed as Exhibit 2.2 to the Registrant’s Form 8-K filed with the SEC on July 2, 2014 and incorporated herein by reference)

10.1

Employment Agreement, dated September 21, 2014, with D. Keith Grossman. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference)

10.2

Transition and Separation Agreement, dated September 21, 2014, with Gary F. Burbach. (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on September 22, 2014 and incorporated herein by reference)

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 27, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of September 27, 2014 and December 28, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 27, 2014 and September 28, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 27, 2014 and September 28, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2014 and September 28, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*Furnished herewith.