Form 10-K
period 2015-01-03
THORATEC CORP
filed 2015-02-19
CIK 350907

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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

         Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12(b)-2) Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale reported of such stock on June 28, 2014, the last business day of the Registrant's second fiscal quarter, was $1,705,023.

         As of February 6, 2015, the Registrant had 53.7 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Designated portions of Thoratec's definitive proxy statement for its 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

OUR PRODUCTS

        We develop, manufacture and market proprietary medical devices used for mechanical circulatory support ("MCS") for the treatment of heart failure ("HF") patients. For chronic circulatory support for HF patients, our primary product lines are our ventricular assist devices ("VADs"): HeartMate II Left Ventricular Assist System ("HeartMate II"), HeartMate III Left Ventricular Assist System ("HeartMate III"), Thoratec Paracorporeal Ventricular Assist Device ("PVAD"), and Thoratec Implantable Ventricular Assist Device ("IVAD"). We refer to HeartMate II and HeartMate III collectively as the "HeartMate product line" and PVAD and IVAD collectively as the "Thoratec product line." For acute circulatory support, our product lines are CentriMag Acute Circulatory System ("CentriMag") and for pediatric patients PediMag/PediVAS Acute Circulatory System ("PediMag/PediVAS"). HeartMate II, PVAD, IVAD, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration ("FDA"), and have received Conformité Européene ("CE") Mark approval in Europe.

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

        HeartMate III, a centrifugal-flow, chronic, left ventricular assist system, is currently in U.S. Investigational Device Exemption ("IDE") and Conformité Européene Mark clinical trials and has not yet been approved for commercial sales. The HeartMate III U.S. clinical trial is a randomized non-inferiority study comparing HeartMate III with HeartMate II and includes a primary endpoint of survival free of device replacement and debilitating stroke. In 2014, the trial began enrollment in a safety phase under conditional approval from the FDA for 30 patients at five sites. Enrollment is planned to broaden to up to 60 sites following full approval from the FDA based on 30-day follow-up data from the initial safety phase. The trial provides that the first 294 randomized patients will be followed for six months to evaluate a short-term indication such as Bridge-to-Transplantation. The first 366 randomized patients will be followed for 24 months to evaluate a long-term indication such as Destination Therapy. The trial also allows for approximately 600 additional randomized patients to be enrolled beyond the pivotal cohort in order to assess secondary endpoints. In 2014, fifty patients were enrolled in the CE Mark trial at ten locations in Europe, Central Asia, Canada and Australia. The CE Mark trial will evaluate patient survival with a six-month follow-up period, which will be reached in May 2015. HeartMate III, which incorporates a fully magnetically levitated technology foundation, is designed to lower adverse event rates through improved hemocompatibility and to enhance the ease of surgical placement through a compact size.

        Our product portfolio of commercially approved implantable and external MCS devices is described below.

HeartMate II

        HeartMate II is an implantable, electrically powered, continuous flow, left ventricular assist device ("LVAD") consisting of a rotary blood pump designed to provide intermediate and long-term MCS. HeartMate II is designed to improve survival and quality of life for a broad range of advanced HF patients. Significantly smaller than our previous generation device and with only one moving part, HeartMate II is simpler and designed to operate more quietly than pulsatile devices.

        HeartMate II received FDA approval in April 2008 for bridge-to-transplantation ("BTT") and received FDA approval for use in HF patients who are not eligible for heart transplantation ("Destination Therapy" or "DT") in January 2010. In November 2005, we completed the required conformity assessment procedure and design dossier reviews to be given authority from our Notified Body to affix the CE Mark to the HeartMate II for marketing in Europe. HeartMate II is the world's most widely used LVAD.

CentriMag

        The CentriMag is an extracorporeal circulatory support device that provides hemodynamic stabilization in patients in need of cardiopulmonary support. The CentriMag Pump is electronically driven, centrifugal pump based on bearingless motor technology. CentriMag is cleared by the FDA for use up to six hours in patients requiring short-term extracorporeal circulatory support during cardiac surgery. Additionally, CentriMag is approved under an FDA humanitarian device exemption ("HDE") to be used as a right ventricular assist device for periods of support up to thirty days in patients in cardiogenic shock due to acute right ventricular failure. The device is marketed in Europe to provide support for up to thirty days for both cardiac and respiratory failure.

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

PVAD

        PVAD is an external, pulsatile VAD, FDA-approved for BTT and post-cardiotomy myocardial recovery. PVAD is a paracorporeal device that is less invasive than implantable VADs since only the cannula are implanted. The paracorporeal nature of PVAD provides several benefits including shorter implantation times and the ability to use the device in smaller patients.

        PVAD is designed for short-to-intermediate duration for post-cardiotomy myocardial recovery following cardiac surgery and BTT. PVAD and IVAD, described below, offer left, right or biventricular support for use for BTT. This characteristic is significant because the vast majority of BTT patients treated with PVAD and IVAD require right as well as left-side ventricular assistance. PVAD and IVAD are also the only devices approved for both BTT and recovery following cardiac surgery. PVAD incorporates our proprietary biomaterial, Thoralon, which has high tissue and blood compatibility and is resistant to blood clots.

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

PRODUCT SEGMENTS

        We have one operating segment (Cardiovascular group). This segment is organized and operates to develop and manufacture mechanical circulatory products to support the cardiovascular systems of humans and to provide product-related services. Information concerning revenues is set forth in Note 13 in the Notes to Consolidated Financial Statements, contained in this Annual Report on Form 10-K.

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

        Despite attempts to manage HF through drug therapy, the only curative treatment for late stages of the disease is heart transplantation. The number of donor hearts available each year can meet the needs of only a small number of patients who could benefit from transplantation. The United Network for Organ Sharing reported that approximately 2,200 hearts became available for transplant in the U.S. during the twelve months reported to December 2014, the most recent period for which data is available. At January 31, 2015, approximately 4,000 patients were on the U.S. national transplant waiting list, and we believe a comparable number of patients are currently waiting in Europe. The median wait time for a donor heart is approximately nine months; many patients have to wait as long as two years.

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

Bridge-to-Transplantation

        VADs provide additional cardiac support for patients with late-stage HF waiting for a donor heart. Approximately 40% to 50% of the patients on the waiting list for a heart transplant in the U.S. receive a VAD. We believe that the percentage of BTT patients will continue to increase as surgeons' level of comfort with the technology increases, particularly for longer-term support cases. We currently have two devices that are FDA-approved and commercially marketed in the U.S. for BTT support in adults.

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

  Expand the utilization of MCS therapy worldwide in patients with advanced heart failure.

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

  •
  Clinician education and outreach.  We continue to expand awareness of MCS through education and outreach programs, both at implanting centers and within the referring cardiology community. We are building upon our existing relationships with cardiac surgeons and heart failure cardiologists in both transplant and open heart centers and using our existing sales channels to gain acceptance and adoption of our products in the major hospitals that perform open heart surgery. Additionally, we are educating community cardiologists and other potential referring clinicians about the benefits of MCS through our team of approximately 40 Market Development Managers in the U.S. as well as through clinical symposia, on-line education programs, and other outreach efforts.

  •
  Center expansion.  We ended 2014 with 396 HeartMate II centers globally, including 180 centers in the U.S. and 216 centers internationally, an increase of 31 centers during the year. In addition, there are now 136 U.S. centers with Joint Commission certification for reimbursement for DT.

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

        Develop and obtain approval for new products and new indications for our products.    Our product pipeline includes new technologies to augment the performance and ease of use of the HeartMate II system as well as next-generation pump platforms.

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

        Increase our market presence through strategic alliances, joint ventures and acquisitions.    In addition to increasing our presence in heart failure and other cardiovascular disease markets through internal growth, we continue to evaluate strategic alliances, joint ventures, acquisitions and related business development opportunities. For instance, we acquired the intellectual property assets of HeartMate PHP from Getinge AB in 2010, Levitronix Medical in 2011, DuraHeart II from Terumo Corporation in 2013, and Apica Cardiovascular Limited in 2014.

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

COMPETITION

        Competition from medical device companies and medical device divisions of healthcare companies, pharmaceutical companies and gene- and cell-based therapies is intense and is expected to increase. The vast majority of VAD-eligible patients still receive pharmacological treatment instead of a VAD. We therefore continue to expect new competitors both from the pharmacological and the medical device space. Among the medical device competitors are Aachen Innovative Solutions GmbH, AbioMed, Inc., Berlin Heart GmbH, HeartWare International Inc., Jarvik Heart, Inc., Maquet Cardiovascular, LLC (a division of Getinge AB), ReliantHeart, Inc., Sun Medical Technology Research Corporation, SynCardia Systems, Inc., and Terumo Heart, Inc.

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

        The Physician Payments Sunshine Act, which was included in the PPACA, also imposes new reporting and disclosure requirements on device and drug manufacturers for any "transfer of value" made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers were required to begin data collection on August 1, 2013 and were required to report such data to the Centers for Medicare and Medicaid Services ("CMS") by June 30, 2014 and will be required to report such data to CMS by the 90th day of each subsequent calendar year.

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

        Further, on May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009, which greatly expanded the types of entities and conduct subject to the False Claims Act. We strive to ensure that we comply with all such laws. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our financial performance.

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

        CMS, the agency responsible for administering the Medicare program, and a majority of private insurers have approved reimbursement for our FDA-approved MCS products. With approval by the FDA for HeartMate II for DT on January 20, 2010, CMS expanded coverage effective November 9, 2010 to a slightly broader population for treating Destination Therapy in late-stage HF patients. As of January 3, 2015, 136 centers in the U.S. are now Joint Commission certified for Destination Therapy and eligible for reimbursement by Medicare.

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

        In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. The Budget Control Act of 2011, signed into law on August 2, 2011, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

        During 2009 and 2010, we expanded the manufacturing facility located in Pleasanton, California. The main focus of the expansion project was to provide adequate manufacturing capacity to meet demand expectations for HeartMate II. As of January 3, 2015, the renovated facility has the necessary capacity to meet the estimated requirements for our VAD products for at least the next four years.

        We typically have been able to fill orders from inventory and historically have not had significant backlog orders. With the expanded manufacturing capacity we believe we are in a position to accommodate the increased demand for our products. Total backlog as of the end of fiscal 2014, 2013, and 2012 was not significant.

RESEARCH AND DEVELOPMENT

        Our research and development expenses in fiscal years 2014, 2013, and 2012 totaled $105.5 million, $97.4 million, and $87.7 million, respectively. Research and development costs are largely project driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted. The primary components of our research and development costs are employee salaries and benefits, outside consulting, equipment and supplies, and the re-measurement of the contingent consideration from our acquisitions. Projects include advancing the HeartMate II platform, such as efforts to improve the operation and performance of our VAD products and accessories, along with efforts to develop new products, such as the development of the HeartMate III, HeartMate PHP, and DuraHeart II. Research and development costs also include regulatory and clinical costs associated with our compliance with FDA regulations and clinical trials such as the HeartMate II DT pivotal trial completed in 2009 and the ongoing HeartMate III clinical trials which began in 2014.

MAJOR CUSTOMERS AND FOREIGN SALES

        We sell our products primarily to large hospitals and distributors. No customer accounted for more than 10% of total product sales in fiscal years 2014, 2013, and 2012.

        Sales originating outside of the U.S. and U.S. export sales accounted for approximately 21%, 22%, and 19% of our total product sales in 2014, 2013, and 2012, respectively. No individual foreign country accounted for more than 10% of our total product sales in any of the last three fiscal years.

EMPLOYEES

        As of January 3, 2015, we had a total of 1,048 employees, consisting of 954 full-time employees and 94 temporary employees. Of our total employees, 945 are employed in the U.S. and 103 are employed outside the U.S. None of our employees is covered by a collective bargaining agreement. We consider relations with our employees to be good.

SEASONALITY

        Our quarterly product sales are influenced by many factors, including new product introductions, acquisitions, divestitures, regulatory approvals, and other factors. Product sales in the third quarter are typically lower than other quarters of the year due to the seasonality of the U.S. and European markets, where summer vacation schedules can result in fewer procedures.

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

        We may not obtain clearance of a 510(k) premarket notification or approval of a PMA application with respect to any of our products on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell them, thereby harming our ability to generate sales. The FDA also may limit the claims that we can make about our products. We also may be required to obtain clearance of a 510(k) notification, a new PMA, or a PMA Supplement from the FDA before we can market products that have already been cleared, but that have since been modified or that we subsequently wish to market for new indications. In the U.S., our currently commercialized products have either received premarket clearance or approval of a PMA.

        In addition, our medical device products and operations are subject to extensive and ongoing regulation by the FDA pursuant to the FDCA and by various other federal, state and foreign governmental authorities. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things, design, development, manufacture, testing, labeling, storage, marketing, distribution, promotion, record keeping, and approval or clearance. The FDA requires us and certain of our third-party suppliers to adhere to Quality System Regulations ("QSR"), which include production design controls, testing, quality control, and labeling, packaging, sterilization, and storage and documentation procedures. The FDA may at any time inspect our facilities to determine whether we have adequate compliance with the FDA's QSR and other regulatory requirements. Compliance with the QSR for medical devices is difficult and costly. If our facilities or those of our suppliers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action. For example, the FDA has issued and could in the future issue warning letters or other communications to us. If we fail to satisfy or remediate the matters discussed in any such warning letters or communications, the FDA could take further enforcement action, including prohibiting the sale or marketing of the affected product. The FDA also strictly regulates labeling, advertising, promotion, and other activities relating to the marketing of our products. Medical devices may be promoted only for their cleared or approved indications and in accordance with the provisions of the cleared or approved label. It is possible that federal or state enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under a variety of statutory authorities, including under the FDCA as well as laws prohibiting false claims for reimbursement.

        In addition, the FDA or other regulatory agencies may change their policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, as part of FDASIA, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several "Medical Device Regulatory Improvements" and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-approval. Moreover, the FDA and Congress continue to propose initiatives that are designed to, among other things, improve the efficiency and transparency of the regulatory review and clearance process and bolster patient safety. It is unclear what, if any, of these proposals will be finalized or enacted. We may be found noncompliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies.

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

  •
  the impact of changes in reimbursement rates on the timing of purchases of VADs for Destination Therapy; and

  •
  the economics for individual hospitals of not conducting a Destination Therapy procedure, including the costs and related reimbursements of long- term hospitalization.

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

        Competition from medical device companies and medical device divisions of healthcare companies, pharmaceutical companies and gene- and cell-based therapies is intense and is expected to increase. The vast majority of VAD- eligible patients still receive pharmacological treatment instead of a VAD. We continue to expect new competitors both from the pharmacological and the medical device space. Among the medical device competitors are Aachen Innovative Solutions GmbH, AbioMed, Inc., Berlin Heart GmbH, HeartWare International Inc., Jarvik Heart, Inc., Maquet Cardiovascular, LLC (a division of Getinge AB), ReliantHeart, Inc., Sun Medical Technology Research Corporation, SynCardia Systems, Inc., and Terumo Heart, Inc.

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

  •
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

Because we depend upon distributors in certain foreign markets, if we lose a distributor or a distributor fails to perform, our operations may be harmed.

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

        In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use of "Conflict Minerals" mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The conflict minerals include tin, tantalum, tungsten and gold, and their derivatives. These requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. There are costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and shareholders if we are unable to certify that our products are conflict free.

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

        If our operations are found to be in violation of any of the laws and regulations to which we are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. Our risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management's attention from the operation of our business. For a more detailed discussion of the various state, federal, and international regulations to which we are subject see "Business—Government Regulations" and "Business—Third Party Coverage and Reimbursement." See also the risks described under the heading "If we fail to comply with federal and state anti-kickback laws, our operations and income may be adversely affected" in this "Risk Factors" section.

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

        In March 2010, the U.S. President signed the PPACA, which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. We are continuing to evaluate the impact of this legislation on our business as its various provisions are implemented. It may adversely affect the demand for our products and services, and therefore our financial position and results of operations, possibly materially.

        Specifically, one of the components of the new law is an excise tax on sales of most medical devices, which include our MCS products that began in 2013. Though there are some exceptions to the excise tax, this excise tax applies to most of our product revenue generated within the U.S. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $30 billion over ten years. This tax may put increased pressure on medical device manufacturers and purchasers, decrease profits to us, and/or reduce medical procedure volumes, which may adversely affect our business, financial condition and results of operations. Other elements of the PPACA, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals (the "Physician Payment Sunshine Act"), could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

        Various healthcare reform proposals have also emerged at the state and federal levels, and we are unable to predict which, if any of these proposals will be enacted. We believe that the uncertainty created by healthcare reform in the U.S. has complicated our customers' decision-making process and may impact our MCS business, and we expect that this uncertainty will persist until there is greater clarity on how the PPACA and state and federal proposals will affect healthcare providers. We are unable to predict what effect the ongoing uncertainty surrounding these matters will have on our customers' purchasing decisions. However, an expansion in government's role in the U.S. healthcare industry may adversely affect our business, possibly materially.

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

        For a more detailed discussion of the various state and federal anti- kickback regulations to which we are subject see "Business—Government Regulations".

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

        A substantial portion of our assets is comprised of goodwill and intangible assets, recorded as a result of our merger with Thermo Cardiosystems, Inc. in 2001, the acquisition of Levitronix Medical in 2011, the acquisition of DuraHeart II in 2013, and the acquisition of Apica Cardiovascular Limited in 2014. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. The material concentration of intangible assets or goodwill increases the risk of a large charge to earnings if recoverability of these intangible assets or goodwill is impaired, which would have an adverse effect on our net income. For example, in fiscal 2012 we recorded an impairment charge of $50.2 million related to the intangibles assets from our merger with Thermo Cardiosystems, Inc.

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

        The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, our closing stock price ranged from $22.74 to $38.66 during the twelve months ended January 3, 2015. The price of our common stock could fluctuate significantly for many reasons, including but not limited to the following:

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

        Shareholders often have instituted securities class action litigation after periods of volatility in the market price of a company's securities. Securities class action suits have been filed against us in the past, including most recently in January 2014, resulting in substantial legal fees and our management's attention and resources being diverted from operating our business in order to respond to the litigation.

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

        We may acquire other companies or their products or technologies that we believe to be complementary to our business, such as the purchase of Levitronix Medical in August 2011, DuraHeart II in June 2013, and Apica Cardiovascular Limited in 2014. We may have difficulty integrating the acquired personnel and operations, or developing the products or technologies, and we may not realize the expected benefits of any such acquisition. As with any product or technology still under development, the products or technologies we acquire may never be commercialized. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees and increase our expenses, any of which could harm our business. We may also sell businesses or assets, such as the 2010 sale of our wholly owned subsidiary, International Technidyne Corporation, and we may sell an asset or business for less than its carrying value.

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
  accounting for revenue recognition;

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

        Our governing documents could make it difficult for another company to acquire control of our company. For example, our Articles of Incorporation allow our Board of Directors to issue, at any time and without shareholder approval, preferred stock with such terms as it may determine. No shares of preferred stock are currently outstanding. However, the rights of holders of any of our preferred stock that may be issued in the future may be superior to the rights of holders of our common stock. This could limit the price that certain potential acquirers would be willing to pay for shares of our common stock and could delay, prevent or allow our Board of Directors to resist an acquisition of our company, even if the proposed transaction was favored by a majority of our independent shareholders.

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

        Additionally, we lease the following facilities:

  •
  Approximately 4,700 square feet of office facilities in Gainesville, Florida, expiring in 2019.

  •
  Approximately 8,700 square feet of office and warehouse facilities in the U.K., expiring in 2022.

  •
  Approximately 11,300 square feet of office and research facilities in Rancho Cordova, California, expiring in 2017.

  •
  Approximately 13,500 square feet of research, office, manufacturing, and warehouse facilities in Zurich, Switzerland, expiring in 2019.

  •
  Approximately 13,600 square feet of office and research facilities in Sunnyvale, California, expiring in 2015.

  •
  Approximately 24,400 square feet of warehouse space in San Ramon, California, expiring in 2023.

  •
  Approximately 27,200 square feet of office and research facilities in Ann Arbor, Michigan, expiring in 2017.

  •
  Approximately 30,000 square feet of office and research facilities in Burlington, Massachusetts, expiring in 2024.

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

        On January 24, 2014, we and three of our present and former officers were named as defendants in a complaint filed in the United States District Court for the Northern District of California. The action, entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, is a putative class action brought on behalf of purchasers of our securities between April 29, 2010, and November 27, 2013, inclusive (the "Class Period"), and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff ("Plaintiff"). On June 20, 2014, Plaintiff filed an amended class action complaint ("Complaint"), adding a former officer of the Company as a defendant. The Complaint alleges that during the Class Period, Defendants made false or misleading statements in various SEC filings, press releases, earnings calls, and healthcare conferences regarding the Company's business and outlook, focusing primarily on Defendants' alleged failure to disclose that the HeartMate II Left Ventricular Assist Device had a purported increased rate of pump thrombosis during the Class Period. Plaintiff seeks unspecified damages, among other relief. Defendants moved to dismiss the Complaint on August 19, 2014. On November 26, 2014, the Court granted Defendants' motion to dismiss the Complaint in its entirety with leave to amend. Plaintiff filed a second amended complaint on January 20, 2015 ("Amended Complaint"). In the Amended Complaint, Plaintiff amended the Class Period from May 11, 2011 to August 6, 2014, inclusive, dropped a former officer of the Company as a defendant, and added Plaintiff Todd Labak, who is intended to replace Mr. Cooper because Mr. Cooper no longer has Thoratec stock purchases within the proposed Class Period, among other changes. Defendants intend to move to dismiss the Amended Complaint by March 23, 2015. Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of this action will have a material effect on our financial position, liquidity or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

OUR EXECUTIVE OFFICERS

        D. Keith Grossman, 54, became our President and Chief Executive Officer in September 2014. Mr. Grossman has served as a director of our Company since February 1996. From December 2011 until its sale to Bayer Healthcare in September 2013, Mr. Grossman served as President and Chief Executive Officer and a director of Conceptus, Inc., a women's health medical device company. From September 2007 to December 2011, Mr. Grossman served as a Managing Director with TPG (Texas Pacific Group), a private equity firm, in their healthcare investment team. From January 1996 until January 2006, Mr. Grossman served as our President and Chief Executive Officer. Prior to joining us, Mr. Grossman was a Division President of Major Pharmaceuticals, Inc., a pharmaceutical distributor, from June 1992 to September 1995, at which time it was sold. From July 1988 to June 1992, Mr. Grossman served as the Vice President of Sales and Marketing for Calcitek, Inc., a manufacturer of implantable medical devices and a division of Sulzermedica (formerly Intermedics, Inc.). Prior to 1988, Mr. Grossman held various other sales and marketing management positions within the McGaw Laboratories Division of American Hospital Supply Corporation. Mr. Grossman serves as a member of the board of directors of ZELTIQ Aesthetics, Inc. and has served as a member of the board of directors of Intuitive Surgical, Inc. within the last five years. Mr. Grossman holds a B.S. in life sciences from Ohio State University and an M.B.A. from Pepperdine University.

        Taylor C. Harris, 39, Vice President and Chief Financial Officer, joined our Company as Senior Director of Investor Relations and Business Development in February 2010. Mr. Harris was appointed as Vice President and Chief Financial Officer in October 2012. Prior to joining Thoratec, Mr. Harris worked at JPMorgan Chase & Co. for over a decade in several capacities, including as a Vice President in the firm's Healthcare Investment Banking and Equity Research departments. Mr. Harris holds a B.A. in Physics and Economics from the University of North Carolina at Chapel Hill.

        Niamh Pellegrini, 48, President, North America, joined our Company as President, North America, in October 2014. Prior to joining Thoratec, Ms. Pellegrini was Vice President, Rhinology with Acclarent, a medical device manufacturer and subsidiary of Johnson & Johnson, from January 2011 until October 2014. Prior to that, Ms. Pellegrini served as Vice President, Venture Investments at Johnson & Johnson Development Corporation from June 2009 to January 2011. From 2000 through 2009, Ms. Pellegrini held various sales and marketing leadership positions at LifeScan, Inc., a medical device manufacturer and subsidiary of Johnson & Johnson. Prior to 2000, Ms. Pellegrini held various management roles with Avocet Medical, Inc. and Johnson & Johnson. Ms. Pellegrini holds a B.S. in Finance and an M.B.A. from Santa Clara University.

        David A. Lehman, 54, Senior Vice President, General Counsel and Secretary, joined our Company as Vice President and General Counsel in May 2003. Mr. Lehman was appointed as Secretary in December 2004 and became Senior Vice President in February 2007. Prior to joining us, Mr. Lehman served as Vice President and General Counsel of Brigade Corporation, a provider of business process outsourcing services, from June 2000 to May 2003. From November 1997 to June 2000, Mr. Lehman was Assistant General Counsel at Bio-Rad Laboratories, Inc., a diagnostic and life science products company. Prior to November 1997, Mr. Lehman was in the legal department of Mitsubishi International Corporation, in New York and Tokyo, for more than seven years. Mr. Lehman started his career as an associate attorney at the law firm of Hall, Dickler, Kent, Friedman and Wood. Mr. Lehman has a Bachelor of Arts in political science from the University of California, San Diego, and a Juris Doctor from Cornell University Law School.

        Vasant Padmanabhan, Ph.D. 47, Senior Vice President, Technical Operations, joined our Company as Senior Vice President, Technical Operations in June 2014. Prior to joining Thoratec, Dr. Padmanabhan was Vice President, Product Development, Implantable Defibrillator Business at Medtronic, Inc., a medical device manufacturer, from May 2012 until May 2014. Prior to that, Dr. Padmanabhan served as Vice President, Product Development, CRDM Patient Management Development with Medtronic, from July 2007 until May 2012. From January 1996 through July 2007, Dr. Padmanabhan held various research and development positions with Medtronic and its subsidiaries, in both the United States and Europe. Dr. Padmanabhan holds a bachelor's degree in Electronics and Communication Engineering from National Institute of Technology, Trichy, India, and a Ph.D. in Biomedical Engineering from Rutgers University.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "THOR." The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock, as reported by the NASDAQ Global Select Market. As of February 6, 2015 there were 53.7 million shares of our common stock outstanding with approximately 303 holders of record, including multiple beneficial holders at depositories, banks and brokerages listed as a single holder in the "street" name of each respective depository, bank or broker.

	High	Low
Fiscal Year 2014
First Quarter	$38.66	$33.80
Second Quarter	$36.14	$30.89
Third Quarter	$35.53	$22.74
Fourth Quarter	$32.91	$25.49
Fiscal Year 2013
First Quarter	$38.12	$35.22
Second Quarter	$37.64	$30.09
Third Quarter	$37.64	$30.70
Fourth Quarter	$43.30	$35.85

        We have not declared or paid any dividends on our common stock and we do not anticipate doing so in the foreseeable future.

        There were no unregistered sales of our equity securities during the three months ended January 3, 2015.

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Item 12 of this Annual Report on Form 10-K.

Stock Price Performance Graph

        The graph below compares the cumulative total shareholder return on an investment in our common stock, the NASDAQ Composite Index (U.S. companies only) and the NASDAQ Medical Equipment Index for the five-year period ended January 2, 2015, the last trading day in our 2014 fiscal year.

        The graph assumes the value of an investment of $100 in our common stock at January 2, 2010 and each index at December 31, 2009 with the reinvestment of all dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Thoratec Corporation, the NASDAQ Composite Index,
and the NASDAQ Medical Equipment Index

*
$100 invested on January 2, 2010 in stock or December 31, 2009 in index, including reinvestment of dividends. Indexes calculated on a month-end basis.

	As of Year-End(1)
	2009	2010	2011	2012	2013	2014
Thoratec Corporation	$100.00	$105.20	$124.67	$137.78	$134.21	$121.17
NASDAQ Composite	$100.00	$117.61	$118.70	$139.00	$196.83	$223.74
NASDAQ Medical Equipment	$100.00	$105.75	$118.61	$131.64	$155.38	$175.37

(1)
Thoratec Corporation stock prices are reported as of the end of our fiscal year and indices are reported as of the end of the calendar year.

Issuer Purchases of Equity Securities

        The following table sets forth certain information about our common stock repurchased during the three months ended January 3, 2015:

	Total number of shares purchased(1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
September 28 - October 31, 2014	177,081	$26.35	170,200	$127.5 million

November 1 - November 30, 2014	148,764	$28.85	129,600	$123.7 million

December 1 - January 3, 2015	906,853	$32.08	896,100	$95.0 million

Total	1,232,698	$30.87	1,195,900	$95.0 million

(1)
Includes 36,798 shares purchased at an average price of $29.29 that were not part of our publicly announced repurchase programs for the three months ending January 3, 2015. These shares represent the surrender value of restricted stock units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.
(2)
Cumulative amounts through each respective month ending in 2014.

        On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock ("December 2013 program"), which will expire on December 31, 2015. In the three months ended January 3, 2015, we repurchased $37.0 million worth of shares of our common stock under the December 2013 program. As of January 3, 2015, $95.0 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

Item 6.    Selected Consolidated Financial Data

        The selected consolidated financial data presented below for the five fiscal years ended January 3, 2015 are derived from our audited financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K in Item 8.

        We report on a 52-53 week fiscal year, which ends on the Saturday closest to December 31. Accordingly, our fiscal year contains more or less than 365 days. The fiscal years ended January 1, 2011 ("Fiscal 2010"), December 31, 2011 ("Fiscal 2011"), December 29, 2012 ("Fiscal 2012"), and December 28, 2013 ("Fiscal 2013") all included 52 weeks. The fiscal year ended January 3, 2015 ("Fiscal 2014") included 53 weeks. On November 4, 2010, we sold our wholly owned subsidiary, International Technidyne Corporation ("ITC"). As a result, ITC is presented as discontinued operations in our consolidated financial statements for all applicable periods.

	Fiscal Years
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statements of Operations Data:
Continuing Operations(1):
Product sales	$477,560	$502,821	$491,654	$422,713	$382,973
Gross profit(5)	316,145	339,269	291,375	287,651	250,539
Net income from continuing operations	$50,391	$73,326	$56,163	$72,575	$59,005
Net income per share from continuing operations:
Basic	$0.90	$1.28	$0.96	$1.23	$1.02
Diluted	$0.89	$1.26	$0.94	$1.20	$0.99
Discontinued Operations(1):
Net loss from discontinued operations	$—	$—	$—	$(1,031)	$(5,839)
Net loss per share from discontinued operations:
Basic	$—	$—	$—	$(0.02)	$(0.10)
Diluted	$—	$—	$—	$(0.01)	$(0.10)
Consolidated Operations:
Net income	$50,391	$73,326	$56,163	$71,544	$53,166
Net income per share:
Basic	$0.90	$1.28	$0.96	$1.21	$0.92
Diluted	$0.89	$1.26	$0.94	$1.19	$0.89
Consolidated Balance Sheet Data(1):
Cash and cash equivalents and short-term available-for-sale investments	$230,478	$305,790	$249,748	$193,414	$448,143
Working capital	323,012	391,346	328,371	294,031	403,050
Total assets	763,983	791,707	698,364	680,988	837,743
Contingent liabilities—current portion(3)	14,902	6,962	4,220	1,518	—
Senior subordinated convertible notes(2)	—	—	—	—	138,165
Long-term deferred tax liability	3,592	2,224	2,780	20,429	20,109
Contingent liabilities—non-current portion(4)(6)	31,656	36,384	17,832	22,052	—
Total shareholders' equity(2)	$632,797	$666,673	$596,743	$584,450	$621,360

(1)
In fiscal 2010, we completed the sale of ITC and accounted for the transaction as discontinued operations. We have reclassified the results of operations and any losses resulting from the disposition for all applicable periods presented to reflect them as such. Loss from discontinued operations in fiscal 2010 included a loss on disposal of $0.6 million. In fiscal 2011, we recorded a charge of $1.0 million ($1.8 million net loss less tax benefit of $0.8 million) for ITC primarily related to post-close severance payments.
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
(3)
In August 2011, we acquired the medical business of Levitronix LLC ("Levitronix Medical") for an initial purchase consideration of approximately $110 million, plus additional cash earn-out amounts (not to exceed $40 million in aggregate). This earn-out is contingent upon achievement of certain product revenue targets and is payable over the four year period starting on August 3, 2011. At January 3, 2015, the remaining portion of the contingent consideration was $14.9 million and will be settled in fiscal 2015.

(4)
In June 2013, we acquired certain assets from Terumo Corporation ("Terumo") related to the DuraHeart II Left Ventricular Assist System product line previously under development by Terumo. Under the terms of the acquisition, the initial purchase consideration was $13.0 million and we will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million. At January 3, 2015, the contingent consideration related to these future milestone payments consists of a non-current portion of $5.2 million and no current portion.
(5)
Gross profit in 2012 includes an impairment charge of $50.2 million. Refer to Note 6 for additional discussion of the impairment charge in the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
(6)
In July 2014, we acquired all of the outstanding equity interests of Apica Cardiovascular Limited ("Apica") and certain related subsidiaries from the former stockholders of Apica (the "Apica Acquisition"). Under the terms of the Apica Acquisition, the initial purchase consideration was approximately $35.1 million (net of acquired cash and inclusive of the settlement of existing debt and Apica's direct acquisition-related transaction costs) and we will be obligated to make potential future milestone payments, based on regulatory approvals and commercial sales, of up to $40.0 million. At January 3, 2015, the contingent consideration related to these future milestone payments consists of a non-current portion of $26.5 million and no current portion.

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

 OVERVIEW

Cardiovascular Business

        We develop, manufacture and market proprietary medical devices used for mechanical circulatory support ("MCS") for the treatment of heart failure ("HF") patients. For chronic circulatory support for HF patients, our primary product lines are our ventricular assist devices ("VADs"): HeartMate II Left Ventricular Assist System ("HeartMate II"), HeartMate III Left Ventricular Assist System ("HeartMate III"), Thoratec Paracorporeal Ventricular Assist Device ("PVAD"), and Thoratec Implantable Ventricular Assist Device ("IVAD"). We refer to HeartMate II and HeartMate III collectively as the "HeartMate product line" and PVAD and IVAD collectively as the "Thoratec product line." For acute circulatory support, our product lines are CentriMag Acute Circulatory System ("CentriMag") and for pediatric patients PediMag/PediVAS Acute Circulatory System ("PediMag/PediVAS"). HeartMate II, PVAD, IVAD, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration ("FDA"), and have received Conformité Européene ("CE") Mark approval in Europe.

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

        For a discussion of our products, please refer to Part I, Item 1—Business in this Annual Report on Form 10-K.

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

Reserves for Accounts Receivable, Inventory and Warranty

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

Long-Lived Assets, Intangible Assets and Goodwill

        We evaluate the carrying value of long-lived assets, including intangible assets (subject to amortization), whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long-lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows. Product sales from our PVAD and IVAD product lines, collectively known as the Thoratec product line, were $29.5 million and $28.1 million in fiscal 2010 and 2011, respectively, and significantly declined to $19.0 million in fiscal 2012 as a result of recent changes in the market in which these products compete. Accordingly, we assessed for recovery the associated intangible assets with their future undiscounted net cash flows in the fourth quarter of 2012. The comparison resulted in the existence of impairment, and accordingly the intangible assets were written down to the fair value totaling $12.6 million, resulting in an impairment charge of $50.2 million in 2012. Additionally, in the fourth quarter of 2014, as a result of management's decision to discontinue the commercialization of the ASC device included in the Apica acquisition, we recorded an impairment charge of $4.5 million related to the ASC intangible asset. No impairment indicators were present for any other intangible assets in 2014, 2013 and 2012.

        We also evaluate the carrying value of intangible assets (not subject to amortization) related to in-process research and development (IPR&D) assets which are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. Accordingly, amortization of the IPR&D assets will not occur until the product reaches commercialization. During the period the assets are considered indefinite-lived, they will be tested for impairment on an annual basis in the fourth quarter, as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate that the fair values of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D assets would be deemed definite-lived and would then be amortized based on their estimated useful lives at that point in time. If the related project is terminated or abandoned, we may have an impairment related to the IPR&D assets, calculated as the excess of their carrying value over fair value. In the fourth quarter of fiscal 2014, we recorded an impairment charge of $7.7 million related to the IPR&D assets related to the DuraHeart II acquisition.

        We test goodwill for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves comparing the aggregate fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit as a whole. Goodwill is considered impaired, and an impairment charge is recorded, if the excess of the fair value of the reporting unit over the fair value of the net assets is less than the carrying value of goodwill. We found no impairment as a result of our fiscal 2014, 2013, and 2012 annual impairment reviews, as the fair value of our reporting unit was in excess of the carrying value.

Contingent Consideration

        On August 3, 2011, we acquired 100% of Levitronix Medical for initial purchase consideration of approximately $110.0 million, plus additional cash earn-out amounts (not to exceed $40.0 million in aggregate). The earn out ("Levitronix contingent consideration") is calculated based on 36% of sales from Levitronix Medical in excess of sales of $24.0 million per year over the next four years commencing from the date of acquisition. The fair value of the Levitronix contingent consideration is calculated using the income approach, utilizing various revenue assumptions and applying a probability to each outcome. By applying this method, the estimated undiscounted range of outcomes was from $9.7 million to $37.4 million at the acquisition date. The fair value of the contingent consideration as of the acquisition date was estimated and recorded at $23.6 million. The fair value of the contingent consideration is re-measured at the estimated fair value at each reporting period with the change in fair value recorded in operating expenses on our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. In 2014 and 2013, we paid $7.0 million and $4.2 million, respectively, of the contingent consideration. As of January 3, 2015, the estimated fair value of the remaining contingent consideration was $14.9 million and will be settled in fiscal 2015.

        On June 30, 2013, we acquired certain assets and assumed certain liabilities from Terumo related to the DuraHeart II product line previously under development by Terumo. Under the terms of the acquisition, the initial purchase consideration was $13.0 million and we will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million. The fair value of the DuraHeart II contingent consideration is based on various estimates related to regulatory and commercial sales milestones, including probabilities of success, discount rates and estimated amount of time until the conditions of the milestone payments are met. The key assumptions used to determine the fair value of the DuraHeart II contingent consideration at the acquisition date in connection with the regulatory milestones include a discount rate and probability adjusted milestone payment date ranges. The key assumptions used to determine the fair value of contingent consideration at the acquisition date in connection with the commercial sales milestones include a discount rate and probability-weighted expected milestone payment date ranges, based on the aggregate number of commercial units sold. The fair value of the contingent consideration as of the acquisition date was estimated at $18.8 million. The fair value of the contingent consideration is re-measured at the estimated fair value at each reporting period with the change in fair value recorded in operating expenses on our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. In 2014 and 2013, no payments were made to Terumo related to the DuraHeart II contingent consideration. As of January 3, 2015, the estimated fair value of the DuraHeart II contingent consideration was $5.2 million. A decrease in DuraHeart II contingent consideration at January 3, 2015 from the acquisition date was a result of changes in estimated probabilities of success and timing of regulatory and commercial milestones. The underlying assumptions utilized in the valuation of the contingent consideration were updated based on management's decision to re-scope the project in the fourth quarter of 2014.

        On July 2, 2014, we acquired all of the outstanding equity interests of Apica Cardiovascular Limited ("Apica") and certain related subsidiaries from the former stockholders of Apica (the "Apica Acquisition"). Under the terms of the Apica Acquisition, the initial purchase consideration was $35.1 million (net of acquired cash and inclusive of the settlement of existing debt and Apica's direct acquisition-related transaction costs) and we will be obligated to make potential future milestone payments, based on regulatory approvals and commercial sales, of up to $40.0 million. The fair value of the Apica contingent consideration is based on various estimates related to regulatory and commercial sales milestones, including probabilities of success, discount rates and estimated amount of time until the conditions of the milestone payments are met. The key assumptions used to determine the fair value of the Apica contingent consideration at the acquisition date in connection with the regulatory milestones include a discount rate and probability adjusted milestone payment date ranges. The key assumptions used to determine the fair value of contingent consideration at the acquisition date in connection with the commercial sales milestones include a discount rate and probability-weighted expected milestone payment date ranges, based on the aggregate number of commercial units sold. The fair value of the contingent consideration as of the acquisition date was estimated at $25.7 million. The fair value of the contingent consideration is re-measured at the estimated fair value at each reporting period with the change in fair value recorded in operating expenses on our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. In 2014, no payments were made related to the contingent consideration. As of January 3, 2015, the estimated fair value of the Apica contingent consideration was $26.5 million.

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

        We account for uncertainty in income taxes recognized in the consolidated financial statements based on accounting standards that prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the standards. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that the exposure is lower or that the liability is not sufficient to cover our revised expectations, we will adjust the liability and effect a related change in tax provision during the period in which we make such determination.

Valuation of Share-Based Awards

        We account for share-based compensation costs in accordance with the accounting standards for share-based compensation, which require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The fair value of each stock option on the date of grant is estimated using the Black-Scholes option-pricing model under the multiple-options approach. We recognize the expense on an accelerated attribution method over the requisite service period.

        We also issue Performance Share Unit (PSU) representing hypothetical shares of our common stock. Each PSU reflects multiple shares that may be issued to the award recipient, with the number of shares to be issued determined based on performance and market conditions (referred to as either a "Performance Condition PSU" or a "Market Condition PSU"). The fair value of each Performance Condition PSU is based on estimated number of units which will depend on the achievement of the performance target over the performance period. We recognize expense for each Performance Condition PSU when it is probable that the performance condition will be met using the accelerated attribution method over the performance and service period. The fair value of each Market Condition PSU is estimated using a Monte Carlo simulation model applying a multiple-awards approach. We recognize the expense for each Market Condition PSU on an accelerated attribution method over the requisite service period.

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

Fair Value of Financial Instruments

        We measure certain financial assets and liabilities at fair value based on valuation techniques using the best information available, which may include quoted market prices, market comparables and discounted cash flow projections. Financial instruments are primarily comprised of money market funds, certificate of deposits, municipal and corporate bonds, commercial paper, U.S. government agency securities, variable demand notes, asset-backed securities, auction rate securities, forward contracts, certain investments held as assets under the deferred compensation plan, and marketable equity securities.

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

Results of Operations

        The following table summarizes our consolidated statements of operations for the last three fiscal years with each line item shown as a percentage of total product sales.

	Fiscal Years
	2014	2013	2012
Product sales	100.0%	100.0%	100.0%
Cost of product sales, excluding impairment of PVAD and IVAD intangible assets	33.8	32.5	30.5
Impairment of PVAD and IVAD intangible assets	—	—	10.2

Gross margin	66.2	67.5	59.3
Operating expenses:
Selling, general and administrative	29.5	28.7	26.0
Research and development	22.1	19.4	17.9

Total operating expenses	51.6	48.1	43.9

Income from operations	14.6	19.4	15.4
Other income (expense):
Interest income and other	(0.4)	0.5	0.3

Income before taxes	14.2	19.9	15.7
Income tax expense	3.7	5.3	4.3

Net income	10.5%	14.6%	11.4%

Product Sales

        Product sales consisted of the following:

				Annual Percentage Change
	Fiscal Years
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in thousands, except percentages)
Product sales	$477,560	$502,821	$491,654	(5.0)%	2.3%

        In 2014 as compared to 2013, product sales decreased by $25.3 million, or 5.0%, driven by decreased sales volume of HeartMate II, which was partially offset by an increase in sales volume of our CentriMag products. HeartMate II contributed $28.4 million to the decrease due primarily to reduced market growth relative to prior periods in conjunction with market share loss to a competitive device, dynamics that may continue to affect our results. The PVAD and IVAD product line declined by $3.3 million. These decreases were partially offset by an increase in sales volume of our CentriMag and PediMag product line of $6.7 million. From a regional perspective, U.S. and international sales declined by $15.3 million and $10.0 million in 2014 as compared to 2013, respectively.

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

        Sales originating outside of the U.S. and U.S. export sales accounted for approximately 21.4%, 22.3%, and 18.5% of our total product sales in fiscal 2014, 2013, and 2012, respectively.

Gross Profit

	Fiscal Years
	2014	2013	2012
	(in thousands, except percentages)
Total gross profit	$316,145	$339,269	$291,375

Total gross margin	66.2%	67.5%	59.3%

        In 2014 as compared to 2013, gross margin decreased by approximately 1.3 percentage points due to higher warranty and related reserves and excess and obsolete inventory charges in 2014 and the impairment of the ASC intangible asset as a result of management's decision to discontinue the commercialization of the ASC device.

        In 2013 as compared to 2012, gross margin increased by 8.2 percentage points due to the impairment recorded in 2012 related to PVAD and IVAD intangible assets which did not reoccur in 2013, offset by charges comprised of warranty expense and excess and obsolete inventory charges, and the impact of the U.S. medical device excise tax, which we recorded for the first time in 2013. The increase of $9.0 million in the warranty reserve in 2013 as compared to 2012 was primarily due to the volume of warranty-related claims and anticipated future warranty activity associated with sales of the HeartMate II Pocket Controller that was launched in 2013.

Selling, General and Administrative

				Annual Percentage Change
	Fiscal Years
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in thousands, except percentages)
Total selling, general and administrative expenses	$140,732	$144,274	$127,984	(2.5)%	12.7%

        Selling, general and administrative (SG&A) expenses as a percentage of product sales were 29.5%, 28.7%, and 26.0% in 2014, 2013, and 2012, respectively. In 2014 as compared to 2013, SG&A expenses decreased by $3.5 million primarily due to a $12.2 million reduction in expenses from the re-measurement of acquisition-related contingent consideration, partially offset by $8.2 million of higher personnel and stock-based compensation expenses.

        In 2013 as compared to 2012, SG&A expenses increased by $16.3 million primarily due to incremental expenses of $5.9 million from the re-measurement of acquisition-related contingent consideration, $9.0 million of higher personnel and stock-based compensation expenses, and $1.3 million of higher acquisition-related transaction costs.

Research and Development

				Annual Percentage Change
	Fiscal Years
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in thousands, except percentages)
Total research and development expenses	$105,475	$97,447	$87,729	8.2%	11.1%

        Research and development (R&D) expenses as a percentage of product sales were 22.1%, 19.4%, and 17.8%, in 2014, 2013, and 2012, respectively. In 2014 as compared to 2013, R&D expenses increased by $8.0 million primarily due to a $7.7 million impairment of the DuraHeart II IPR&D asset, $9.6 million of higher clinical trial and personnel expenses, partially offset by a $10.1 million reduction in expenses from the re-measurement of acquisition-related contingent consideration.

        In 2013 as compared to 2012, R&D expenses increased by $9.7 million primarily due to $4.7 million of incremental personnel costs from our DuraHeart II acquisition, a $2.0 million fixed asset write-down, $6.8 million of higher personnel and stock-based compensation expenses, partially offset by $4.0 million reduction in expenses related to various product development programs.

Interest Income and Other

        Interest income and other consisted of the following:

				Annual Percentage Change
	Fiscal Years
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in thousands, except percentages)
Interest income	$728	$910	$1,183	(20.0)%	(23.1)%
Foreign currency, net	(3,073)	334	126	(1020.1)%	*
Other	524	967	349	(45.8)%	177.1%

Total interest income and other	$(1,821)	$2,211	$1,658

*
Not meaningful.

        The change in interest income was due primarily to lower interest rates and yields on the investments. The change in foreign currency (net) in 2014 as compared to 2013 was primarily due to the unfavorable foreign currency impact related to the Apica contingent consideration in 2014. The change in other items was due to the mark-to-market value of our deferred compensation plan assets during the current period.

Income Taxes

        Our effective tax rate was 26.0% in 2014 compared to 26.5% in 2013. The decrease is primarily attributable to increased earnings in lower taxed international jurisdictions, offset by the effect of recognizing the benefit of two years of federal research credits in 2013.

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

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

        Consolidated working capital was $323.0 million as of January 3, 2015, compared to $391.3 million as of December 28, 2013. Included in working capital were cash, cash equivalents and short-term investments of $230.5 million as of January 3, 2015 compared to $305.8 million as of December 28, 2013.

        We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements. Cash and cash equivalents held outside the United States have historically been used to fund international operations and acquire businesses outside of the United States, although a portion of those amounts may from time to time be subject to temporary intercompany loans into the United States. As of January 3, 2015, cash and cash equivalents held outside the United States were approximately $25.0 million. The majority of cash and cash equivalents held outside the United States relates to undistributed earnings of certain of our foreign subsidiaries which are considered by us to be indefinitely reinvested. Repatriations of cash and cash equivalents held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        Our cash, cash equivalents and investments balance is as follows:

	January 3, 2015	December 28, 2013
	(in thousands)
Cash and cash equivalents	$72,814	$139,099
Short-term available-for-sale investments	157,664	166,691
Long-term available-for-sale investments	4,239	4,234

Total cash and equivalents and available-for-sale investments	$234,717	$310,024

        We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements and stock repurchase programs for at least the next twelve months.

Cash Flow Activities

        Following is a summary of our cash flow from operating, investing and financing activities:

	Fiscal Years
	2014	2013	2012
	(in thousands)
Cash provided by operating activities	$90,766	$109,768	$139,538
Cash used in investing activities	(45,773)	(37,883)	(11,043)
Cash used in financing activities	(111,619)	(34,585)	(70,192)
Effect of exchange rate changes on cash and cash equivalents	341	477	358

Net increase (decrease) in cash and cash equivalents	$(66,285)	$37,777	$58,661

Cash Provided by Operating Activities

        In 2014, cash provided by operating activities was $90.8 million consisting primarily of net income of $50.4 million and adjustments for non-cash items consisting of $16.6 million from depreciation and amortization, $12.2 million related to the impairment of intangible assets, $34.3 million related to share-based compensation expenses, and $(15.5) million from the re-measurement of acquisition-related contingent consideration. These non-cash contributions were partially offset by the decrease of $5.7 million in our net deferred taxes. Changes in assets and liabilities used additional cash of $16.5 million primarily due to the increase in the inventory from higher levels of HeartMate II product line (specifically pump and Pocket Controller inventories) and decreases in accounts payable and income tax (net).

        In 2013, cash provided by operating activities was $109.8 million consisting primarily of net income of $73.3 million and adjustments for non-cash items consisting of $18.0 million from depreciation and amortization, $6.7 million from the re-measurement of acquisition-related contingent consideration, $27.0 million related to share-based compensation expenses, and a $2.4 million tax benefit related to the exercise of stock options. These non-cash contributions were partially offset by the decrease from excess tax benefits from share-based compensation of $2.4 million and the decrease of $9.9 million in our net deferred taxes. Changes in assets and liabilities used additional cash of $8.4 million primarily due to the increase in inventory from higher levels of HeartMate II product line (specifically pump and Pocket Controller inventories) and a decrease in accounts payable, offset by an increase in income taxes payable and other current and non-current liabilities (in part due to the warranty provision related to our Pocket Controller which was launched in the current year).

        In 2012, cash provided by operating activities was $139.5 million, consisting primarily of net income from continuing operations of $56.2 million and adjustments for non-cash items consisting of $19.7 million from depreciation and amortization, $50.2 million related to the impairment of intangible assets, $21.7 million related to share-based compensation expenses, and a $3.4 million tax benefit related to the exercise of stock options. These non-cash contributions were partially offset by the decrease from excess tax benefits from share-based compensation of $3.2 million and the decrease of $27.3 million in our net deferred tax liability primarily related to the impairment of the intangible assets discussed above. Changes in assets and liabilities provided additional cash of $17.0 million primarily due to the increase in accounts payable due to higher volume and higher incentive compensation as well as a decrease in inventory, offset by an increase in account receivables in the current year.

Cash Used in Investing Activities

        In 2014, cash used in investing activities was $45.8 million due to the initial purchase consideration of $35.1 million for the Apica acquisition in 2014, $8.2 million for purchases of property, plant and equipment, $5.9 million for purchases of non-marketable equity securities, and $180.3 million for purchases of investments, offset by $183.8 million provided by the net sales and maturities of investments. The purchases of property, plant and equipment are related to leasehold improvements, furniture and fixtures, and equipment purchases to support our manufacturing, research and development facilities, and administration growth.

        In 2013, cash used in investing activities was $37.9 million due to the initial purchase consideration of $13.0 million for the DuraHeart II acquisition in 2013, $8.7 million for purchases of property, plant and equipment, and $165.5 million for purchases of investments, offset by $149.3 million provided by the net sales and maturity of investments.

        In 2012, cash used in investing activities was $11.0 million, as the purchase of investments of $181.0 million, the use of $3.1 million for an acquisition of a business and $10.7 million for purchases of property, plant and equipment were partially offset by net sales and maturity of investments of $183.8 million.

Cash Used in Financing Activities

        In 2014, cash used in financing activities was $111.6 million, which was primarily comprised of $105.3 million used to repurchase shares of our common stock under the stock repurchase programs authorized, $8.3 million used to repurchase vested restricted stock units for settlement of income tax withholding liabilities, and the payment of contingent consideration of $6.1 million related to the Levitronix Medical acquisition. These uses were partially offset by proceeds of $3.3 million related to stock option exercises and $4.9 million from stock issued under the employee stock purchase plan.

        In 2013, cash used in financing activities was $34.6 million, which was primarily comprised of $46.2 million used to repurchase shares of our common stock under the stock repurchase programs authorized, $7.6 million used to repurchase vested restricted stock units for settlement of income tax withholding liabilities, and the payment of Levitronix contingent consideration of $4.2 million. These uses were partially offset by proceeds of $16.7 million related to stock option exercises, $4.4 million proceeds from stock issued under the employee stock purchase plan, and $2.4 million from excess tax benefits for share-based compensation.

        In 2012, cash used in financing activities was $70.2 million, which was primarily comprised of $80.4 million used to repurchase shares of our common stock under the stock repurchase programs authorized, $5.1 million used to repurchase vested restricted stock units and awards for settlement of income tax withholding liabilities, and the payment of contingent consideration of $1.5 million. These uses were partially offset by proceeds of $10.1 million related to stock option exercises, $3.5 million proceeds from stock issued under the employee stock purchase plan, and $3.2 million from excess tax benefits for share-based compensation.

Stock Repurchase Program

        On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock ("December 2013 program"), which will expire on December 31, 2015. In the three and twelve months ended January 3, 2015, we repurchased $37.0 million and $105.0 million, respectively, worth of shares of our common stock under the December 2013 program. In addition, we repurchased $1.2 million worth of shares of our common stock in the first quarter of 2014 under our previous November 2012 program which expired in the first quarter of fiscal 2014. As of January 3, 2015, $95.0 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

        We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $106.2 million of shares repurchased in fiscal 2015 by reducing the additional paid-in capital (APIC) balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $43.8 million and retained earnings decreased by $62.4 million in the consolidated statement of shareholders' equity.

        We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of RSUs withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in 2014 was $8.3 million, which decreased APIC and retained earnings by $2.9 million and $5.4 million, respectively, based on the same allocation methodology discussed above. The aggregate value of shares purchased in 2013 was $7.6 million, which decreased APIC and retained earnings by $2.5 million and $5.1 million, respectively.

Off Balance Sheet Arrangements

Credit Facility

        On December 19, 2011, we obtained an unsecured revolving credit facility that provides for up to $50 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of January 3, 2015. The credit agreement permits us to use the facility for working capital and general corporate purposes. We have not had any borrowings under this credit facility in fiscal 2014, 2013, and 2012.

Contractual Obligations

        As of January 3, 2015, we had the following contractual obligations:

	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions)
Operating lease obligations(a)	$31.4	$3.0	$3.1	$3.0	$3.1	$3.0	$16.2
Deferred compensation obligations(b)	6.7	6.7	—	—	—	—	—
Purchase obligations(c)	73.8	57.2	4.8	4.4	4.6	2.8	—
Other long-term liabilities reflected on the consolidated balance sheet under U.S. GAAP(d)	31.7	—	6.9	13.8	3.0	7.5	0.5

Total	$143.6	$66.9	$14.8	$21.2	$10.7	$13.3	$16.7

(a)
Our operating lease obligations of $31.4 million are comprised primarily of our various U.S. and European leased facilities.
(b)
Our deferred compensation obligations of $6.7 million are comprised of future distributions to plan participants.
(c)
Our purchase obligations include $53.3 million for open purchase orders and $20.5 million of supply agreements in effect at January 3, 2015.
(d)
Our Other long-term liabilities reflected on the consolidated balance sheet under U.S. GAAP are comprised of the long-term portions of contingent consideration associated with our acquisitions.

        As of January 3, 2015, the liability for uncertain tax positions was $10.4 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

Foreign Currency Rate Fluctuations

        The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% change in the non-functional currency exchange rates as of January 3, 2015 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $10.0 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations, with the exception of the Apica contingent consideration which is not hedged.

Item 8.    Financial Statements and Supplementary Data

THORATEC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thoratec Corporation
Pleasanton, California

        We have audited the accompanying consolidated balance sheets of Thoratec Corporation and subsidiaries (the "Company") as of January 3, 2015, and December 28, 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 3, 2015. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thoratec Corporation and subsidiaries as of January 3, 2015, and December 28, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thoratec Corporation
Pleasanton, California

        We have audited the internal control over financial reporting of Thoratec Corporation and its subsidiaries (the "Company") as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the fiscal year ended January 3, 2015 of the Company and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 19, 2015

THORATEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 3, 2015	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$72,814	$139,099
Short-term available-for-sale investments	157,664	166,691
Receivables, net of allowances of $1,504 in 2014 and $2,163 in 2013	72,847	71,418
Inventories	62,204	60,293
Deferred tax assets	15,727	15,161
Income tax receivable	10,778	5,733
Prepaid expenses and other assets	12,458	7,272

Total current assets	404,492	465,667
Property, plant and equipment, net	51,231	55,163
Goodwill	225,293	205,764
Intangible assets, net	44,488	36,403
Long-term available-for-sale investments	4,239	4,234
Other long-term assets	34,240	24,476

Total Assets	$763,983	$791,707

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,662	$17,599
Accrued compensation	22,836	22,759
Warranty and related accrual	10,639	9,899
Contingent liabilities, current portion	14,902	6,962
Other accrued liabilities	20,441	17,102

Total current liabilities	81,480	74,321
Long-term deferred tax liability	3,592	2,224
Other long-term liabilities	14,458	12,105
Contingent liabilities, non-current portion (Notes 2 and 7)	31,656	36,384

Total Liabilities	131,186	125,034
Commitments and contingencies (Note 7)
Shareholders' equity:
Common shares: no par, authorized 100,000; issued and outstanding 54,109 in 2014 and 56,904 in 2013	—	—
Additional paid-in-capital	614,577	621,589
Retained earnings	40,242	57,587
Accumulated other comprehensive loss	(22,022)	(12,503)

Total Shareholders' Equity	632,797	666,673

Total Liabilities and Shareholders' Equity	$763,983	$791,707

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years
	2014	2013	2012
Product sales	$477,560	$502,821	$491,654
Cost of product sales, excluding impairment of PVAD and IVAD intangible assets	161,415	163,552	150,037
Impairment of PVAD and IVAD intangible assets	—	—	50,242

Gross profit	316,145	339,269	291,375

Operating expenses:
Selling, general and administrative	140,732	144,274	127,984
Research and development	105,475	97,447	87,729

Total operating expenses	246,207	241,721	215,713

Income from operations	69,938	97,548	75,662
Other income (expense):
Interest expense	(24)	(4)	(3)
Interest income and other	(1,821)	2,211	1,658

Income before taxes	68,093	99,755	77,317
Income tax expense	17,702	26,429	21,154

Net income	$50,391	$73,326	$56,163

Net income per share:
Basic	$0.90	$1.28	$0.96

Diluted	$0.89	$1.26	$0.94

Shares used to compute net income per share:
Basic	56,008	57,332	58,563
Diluted	56,704	58,324	59,580

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Years
	2014	2013	2012
Net income	$50,391	$73,326	$56,163
Unrealized gains (losses) on investments (net of taxes of $(530), $399, $445, for 2014, 2013 and 2012, respectively)	(1,777)	1,677	523
Foreign currency translation adjustments (net of taxes of $0, $0, $926 for 2014, 2013, and 2012, respectively)	(7,742)	889	2,441

Total other comprehensive income (loss)	(9,519)	2,566	2,964

Comprehensive income	$40,872	$75,892	$59,127

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, DECEMBER 31, 2011	58,368	$578,293	$24,190	$(18,033)	$584,450

Exercise of common stock options for cash	566	10,067			10,067
Issuance of common shares under Employee Stock Purchase Plan (ESPP)	119	3,508			3,508
Issuance of common stock upon restricted stock units (RSU) release	327				—
Tax benefit related to stock plans		3,388			3,388
Repurchase of common shares, net	(1,796)	(20,759)	(45,989)		(66,748)
Share-based compensation		21,701			21,701
Equity forward contract		(18,750)			(18,750)
Unrealized gain on available-for-sale investments				523	523
Foreign currency translation adjustment				2,441	2,441
Net income			56,163		56,163

BALANCE, DECEMBER 29, 2012	57,584	$577,448	$34,364	$(15,069)	$596,743

Exercise of common stock options for cash	759	16,686			16,686
Issuance of common shares under ESPP	144	4,386			4,386
Issuance of common stock upon RSU release	553				—
Tax benefit related to stock plans		2,367			2,367
Repurchase of common shares, net	(2,136)	(25,206)	(50,103)		(75,309)
Settlement of equity forward contract		18,750			18,750
Share-based compensation		27,158			27,158
Unrealized gain on available-for-sale investments				1,677	1,677
Foreign currency translation adjustment				889	889
Net income			73,326		73,326

BALANCE, DECEMBER 28, 2013	56,904	$621,589	$57,587	$(12,503)	$666,673

Exercise of common stock options for cash	166	3,277			3,277
Issuance of common shares under ESPP	188	4,883			4,883
Issuance of common stock upon RSU release	397				—
Tax benefit (expense) related to stock plans		(377)			(377)
Repurchase of common shares, net	(3,546)	(46,803)	(67,736)		(114,539)
Share-based compensation		32,008			32,008
Unrealized loss on available-for-sale investments				(1,777)	(1,777)
Foreign currency translation adjustment				(7,742)	(7,742)
Net income			50,391		50,391

BALANCE, JANUARY 3, 2015	54,109	$614,577	$40,242	$(22,022)	$632,797

See notes to consolidated financial statements

THORATEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	2014	2013	2012
Cash flows from operating activities:
Net Income	$50,391	$73,326	$56,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,567	17,962	19,688
Impairment of intangible assets	12,179	—	50,242
Fixed assets write-down	3,742	1,970	—
Investment premium amortization, net	3,901	3,592	2,209
Allowance (benefit) for bad debt	(1,299)	(40)	(92)
Change in fair value of contingent consideration	(15,526)	6,714	—
Foreign currency re-measurement and other	8,632	(2,537)	(435)
Tax benefit (expense) related to stock plans	(377)	2,367	3,388
Share-based compensation expense	34,309	26,997	21,692
Excess tax (benefits) expense from share-based compensation	77	(2,377)	(3,249)
Loss on disposal of assets	309	78	180
Change in deferred taxes, net	(5,676)	(9,934)	(27,277)
Changes in assets and liabilities (net of acquisition of business):
Receivables	(2,373)	(353)	(10,692)
Inventories	(5,169)	(14,805)	5,201
Other current and non-current assets	(1,431)	369	(302)
Accounts payable	(3,920)	(2,245)	6,343
Income taxes, net	(4,744)	3,901	2,243
Other current and non-current liabilities	1,174	4,783	14,236

Cash provided by operating activities	90,766	109,768	139,538

Cash flows from investing activities:
Purchases of available-for-sale investments	(180,325)	(165,507)	(181,045)
Sales and maturities of available-for-sale investments	183,784	149,324	183,767
Acquisition of a business, net of cash acquired	(35,114)	(13,000)	(3,050)
Purchases of property, plant and equipment	(8,243)	(8,700)	(10,715)
Purchases of non-marketable equity investments	(5,875)	—	—

Cash used in investing activities	(45,773)	(37,883)	(11,043)

Cash flows from financing activities:
Proceeds from stock option exercises	3,277	16,686	10,067
Proceeds from stock issued under employee stock purchase plan	4,883	4,386	3,508
Excess tax benefits (expense) from share-based compensation	(77)	2,377	3,249
Repurchase and retirement of common shares	(113,595)	(53,814)	(85,498)
Contingent consideration payment	(6,107)	(4,220)	(1,518)

Cash used in financing activities	(111,619)	(34,585)	(70,192)
Effect of exchange rate changes on cash and cash equivalents	341	477	358

Net increase (decrease) in cash and cash equivalents	(66,285)	37,777	58,661
Cash and cash equivalents at beginning of fiscal year	139,099	101,322	42,661

Cash and cash equivalents at end of fiscal year	$72,814	$139,099	$101,322

Supplemental disclosure of consolidated cash flow information:
Cash paid for income taxes	$28,804	$30,333	$42,890

Cash paid for interest	$24	$4	$3

Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$1,927	$1,994	$3,644

Purchases of property, plant and equipment through accounts payable and other accrued liabilities	$370	$1,093	$1,300

Repurchases and retirement of common shares through other accrued liabilities	$3,690	$2,745	$—

Acquisitions of Apica (2014) and DuraHeart II (2013)
Contingent consideration included in contingent liabilities, non-current portion	$25,700	$18,800	$—

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

        We report on a 52 or 53 week fiscal year, which ends on the Saturday closest to December 31. The fiscal year ended December 29, 2012, ("Fiscal 2012") included 52 weeks, the fiscal year ended December 28, 2013, ("Fiscal 2013") included 52 weeks and the fiscal year ended January 3, 2015, ("Fiscal 2014") included 53 weeks. Our consolidated financial statements include our wholly owned subsidiaries: Thoratec LLC Continuum Services, Inc., Apica Cardiovascular Technologies, Inc., and APK Advanced Medical Technologies, Inc. based in the U.S., Thoratec Europe Limited, based in the United Kingdom, Thoratec Switzerland GmbH, based in Switzerland, and Apica Cardiovascular Limited, based in Ireland. All intercompany transactions and balances have been eliminated in consolidation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net sales and expenses during the reported periods. Significant items subject to management's estimates include revenue recognition, the useful lives of property and equipment, allowance for doubtful accounts, valuation allowance for deferred tax assets, stock-based compensation, income tax uncertainties, valuation of goodwill and intangible assets, warranty accrual and contingent consideration. Actual results could differ materially from those estimates and assumptions.

Balance Sheet Reclassification

        We have reclassified the warranty and related accrual balance from other accrued liabilities in the prior year consolidated balance sheet to conform to the current year presentation.

Cash and Cash Equivalents

        Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase, consisting of money market funds and/or municipal bonds. The fair value of these investments is classified at Level 1 or Level 2. Refer to Note 3 for further discussion.

Investments

        Our available for sale investments consist primarily of asset-backed securities, municipal bonds, corporate bonds, commercial paper, U. S. government agency securities, and auction rate securities. These are reported as short-term available-for-sale investments on the consolidated balance sheets, with the exception of auction rate securities, which are classified as long-term available-for-sale investments.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

        Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses, net of tax, related to changes in the fair value of securities are recognized in accumulated other comprehensive loss on our consolidated balance sheets. Changes in the fair value of available-for-sale securities impact the net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security's cost basis. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Our assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

        Investments in privately held companies are included in Other long-term assets on our consolidated balance sheets and are accounted for using the cost method. We monitor these investments for impairments and make reductions in carrying values if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. In 2014, we invested $5.9 million in certain privately-held entities, which are included in "Other long-term assets" on our consolidated balance sheet. No impairment was reported for these investments in 2014.

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

Contingent Consideration

        In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or commercial sales-based milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. At the end of each reporting period, we assess the valuation of the contingent consideration and record re-measurement adjustments as operating expenses in our consolidated statements of operations.

        Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates. Refer to Note 2 for further information.

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

        We place cash and cash equivalents in the custody of financial institutions that management believes are of high credit quality, and at times, these balances may be in excess of the amount insured by the Federal Deposit Insurance Corporation. We also have short and long-term investments in municipal bonds, variable demand notes and auction rate securities, backed by U.S. Government or private insurers, which can be subject to certain credit risks. However, we mitigate the risks by investing in high-grade instruments, limiting our exposure to any one issuer, and monitoring the ongoing creditworthiness of the financial institutions and issuers.

        We operate internationally and have significant operations and assets in the United Kingdom and Switzerland. We remain exposed to changes in law (including changes that result from international treaties and accords) that could adversely affect our results, such as increases in taxes or government fees; price controls; changes in health, environmental and medical regulations or other laws that increase our cost of compliance or reduce or delay available business opportunities. We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: the ability to receive and maintain U.S. Food and Drug Administration ("FDA") and foreign regulatory authorities approvals to manufacture, market and sell our products; our ability to adequately and timely address issues raised by FDA inspections; the ability to direct and manage current and future growth and physician acceptance of our current or future products; our reliance on specialized suppliers; the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, including the ability to obtain timely deliveries of parts from suppliers; our ability to identify and correct quality issues in a timely manner and at a reasonable cost; new product development and introduction, including FDA approval and market receptiveness; the ability to protect our proprietary technologies or an infringement by us of others' patents; the number of heart transplants conducted; our dependence upon distributors and any changes made to our method of distribution; competition from other products; worldwide demand for circulatory support and graft products and the management of risks inherent in selling in foreign countries; foreign currency fluctuations; the long and variable sales and deployment cycle of our mechanical circulatory support ("MCS") products; the willingness of third party payors to cover and provide appropriate levels of reimbursement for our products; the ability to realize the full value of our intangible assets; product liability or other claims; the ability to attract and retain talented employees; stock price volatility due to general economic conditions or future issuances and sales of our stock; the integration of any current and future acquisitions of companies or technologies; the occurrence of catastrophic disasters; the ability to maintain profitability; claims relating to the handling, storage or disposal of hazardous chemicals and biomaterials; changes in legal and accounting regulations and standards; changes in tax regulations; and limitations on potential acquisitions and price of our common stock.

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

Valuation of Long-Lived Assets and Intangible Assets

        We evaluate the carrying value of long-lived assets, including intangible assets (subject to amortization), whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long-lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. In 2012, we recorded an impairment charge of $50.2 million related to intangibles associated with the PVAD and IVAD product lines. Additionally, in the fourth quarter of 2014, we recorded an impairment charge of $4.5 million related to the Apica ASC intangible asset. No impairment indicators were present for other intangible assets (subject to amortization) in 2014, 2013 and 2012. Refer to Note 6 for further discussion.

        We also evaluate the carrying value of intangible assets (not subject to amortization) related to in-process research and development ("IPR&D") assets, which are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the IPR&D assets will not occur until the product reaches commercialization. During the period the assets are considered indefinite-lived, they will be tested for impairment on an annual basis in the fourth quarter, as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate that the fair values of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D assets would be deemed definite-lived and would then be amortized based on their estimated useful lives at that point in time. If the related project is terminated or abandoned, we may have an impairment related to the IPR&D asset, calculated as the excess of their carrying value over fair value. In the fourth quarter of 2014, we recorded an impairment charge of $7.7 million related to the DuraHeart II IPR&D—Refer to Note 6 for further discussion. No impairment of IPR&D assets was identified in our annual assessment in the fourth quarter of fiscal 2013. There were no IPR&D assets recorded in our consolidated financial statements in fiscal 2012.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

Goodwill

        We test goodwill for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves comparing the aggregate fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit as a whole. Goodwill is considered impaired, and an impairment charge is recorded, if the excess of the fair value of the reporting unit over the fair value of the net assets is less than the carrying value of goodwill. We found no impairment as a result of our fiscal 2014, 2013, and 2012 annual impairment reviews, as the fair value of our reporting unit was in excess of the carrying value.

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

        The table below represents the changes in the warranty provision included in "Warranty and related accrual" on our consolidated balance sheets. The change in estimates was not significant for each of the fiscal years 2013 and 2012.

	2014	2013	2012
	(in thousands)
Balance, beginning of the fiscal year	$9,899	$2,212	$2,452
Additions	13,494	10,464	1,492
Change in estimate	(907)	—	—
Settlements	(11,847)	(2,777)	(1,732)

Balance, end of the fiscal year	$10,639	$9,899	$2,212

        Warranty activity in fiscal 2014 and 2013 includes new warranty additions and settlements related to sales of our HeartMate II Pocket Controller, which was introduced in 2013. Additionally, in September 2014 we made available a new version of the Pocket Controller to customers who purchased a previous version. We recorded an incremental $10.7 million expense based on the number of units which we estimated will be exchanged.

Advertising

        All advertising costs are expensed as incurred and are included in selling, general and administrative in the consolidated statements of operations. Advertising expenses were $5.3 million, $5.8 million, and $5.9 million for fiscal 2014, 2013, and 2012, respectively.

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

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

        We account for share-based compensation costs in accordance with the accounting standards for share-based compensation, which require that all share-based payments to employees be recognized in the statements of operations based on their fair values.

  •
  The fair value of stock options ("options") on the grant date is estimated using the Black-Scholes option-pricing model using the multiple-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock, to determine the fair value of award. We recognize the expense associated with options on an accelerated attribution method over the requisite service period.

  •
  The fair value of Restricted Stock Units ("RSUs") is based on the stock price on the grant date using a single-award approach. The RSUs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period. Certain RSUs are accounted for as liability awards and are re-measured at fair value at the end of each reporting period, with the changes in fair value recorded to stock-based compensation expense in the period in which the change occurs.

  •
  The fair value of Performance Share Units ("PSUs") with service and performance conditions is based on the estimated number of PSUs anticipated to be received by the recipient at the end of the performance period. Expense is recognized when it is probable that the performance condition will be met using the accelerated attribution method over the requisite service period.

  •
  The fair value of PSUs with service and market conditions is estimated using a Monte Carlo simulation model applying multiple awards approach. Expense is recognized using the accelerated attribution method over the requisite service period.

        We recognize share-based compensation expense for the portion of the equity award that is expected to vest over the requisite service period for those awards. We develop an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience. The estimated forfeiture rate is reassessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. For the award types discussed above, if an employee terminates employment prior to being vested in their award, then the award is forfeited.

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

        We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line on our consolidated balance sheets.

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) includes net income, unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments.

Foreign Currency Translation

        All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in other comprehensive income. The functional currencies of our non-U.S. operations are generally designated in their respective local currencies. The period-end translation of the non-functional currency assets and liabilities at the period-end exchange rates result in foreign currency gains and losses, which are included in "interest income and other" on the consolidated statement of operations.

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The standard will be effective for us starting in fiscal 2017. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Operations and Summary of Significant Accounting Policies (Continued)

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard will be effective for us starting in fiscal 2017. We have not yet evaluated the impact of the adoption of this ASU on our consolidated financial statements.

Note 2. Acquisitions

        Acquisitions in fiscal years 2014 and 2013 were accounted for as business combinations. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the acquired companies were recorded as of the acquisition date, at their respective fair values, and are consolidated within our consolidated financial statements. The results of operations related to each company acquired have been included in our consolidated statements of operations from the date of acquisitions. All acquisition-related costs are expensed and recorded in selling, general and administrative expenses in our consolidated statement of operations for the periods presented.

Apica Acquisition in 2014

        On July 2, 2014, we acquired all of the outstanding equity interests of Apica Cardiovascular Limited ("Apica") and certain related subsidiaries from the former stockholders of Apica (the "Apica Acquisition"). Under the terms of the Apica Acquisition, the initial purchase consideration was approximately $35.1 million (net of acquired cash and inclusive of the settlement of existing debt and Apica's direct acquisition-related transaction costs), and we will be obligated to make potential future milestone payments, based on regulatory approvals and commercial sales, of up to $40.0 million. Total purchase price allocation was estimated at $60.8 million at the acquisition date, including the initial purchase consideration of approximately $35.1 million and the estimated fair values for contingent consideration totaling $25.7 million, which was recorded as a non-current liability because such contingent consideration is expected to be settled no earlier than 2016. Prior to the acquisition, Apica was developing a surgical implantation system ("SIS") to improve the apical access and attachment of the Left Ventricular Assist Device ("LVAD") to the apex of the heart. We plan to couple the SIS with our HeartMate product line with the intention to obtain regional regulatory approvals for commercialization. In addition, Apica had developed the apical access, stabilization, and closure ("ASC") device, which is commercially sold in Europe and is used for transapical valve procedures. We incurred $2.3 million of acquisition-related costs in connection with the Apica Acquisition in 2014.

        During the fourth quarter of 2014, we recorded adjustments to the preliminary purchase price allocation for liabilities assumed and the deferred tax liability that resulted in a net decrease to goodwill of $0.1 million, which is reflected in the table below.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

        The preliminary purchase price allocation as of the acquisition date (as adjusted) is summarized as follows (in thousands):

Current assets (excluding cash)	$548
Identifiable intangible assets:
Developed technology (ASC)	5,300
IPR&D asset (SIS)	26,500
Goodwill	31,491

Total assets	63,839
Less: Liabilities assumed	463
Deferred tax liability	2,562

Total estimated purchase price consideration	60,814
Less: Contingent consideration	25,700

Cash paid or payable at the acquisition closing	$35,114

        We recorded an IPR&D asset of $26.5 million, which represents an estimate of the fair value of the in-process technology related to the SIS device. The fair value of the IPR&D asset was determined using the multi-period excess earnings method which is equal to the present value of the incremental after-tax cash flows attributable to that intangible asset, using a discount rate of 23% based on our best estimate of a market participant's after-tax weighted average cost of capital (WACC). We also recorded an ASC intangible asset of $5.3 million, which represents the estimated fair value of the technology associated with the ASC device. The fair value of the ASC intangible asset was determined using the replacement cost method, which represents what a market participant's estimated cost would be to obtain or develop the technology in its current state. The replacement cost method was utilized because of limited market opportunities associated with the ASC technology. In the fourth quarter of 2014, we discontinued the commercialization of the ASC device and impaired the unamortized net book value associated with the ASC intangible asset—Refer to Note 6 for further discussion.

        Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair values assigned to the assets acquired, liabilities assumed and primarily represent the expected synergies of Apica with our technologies. The goodwill of $31.5 million was allocated to our sole operating segment (Cardiovascular group) and is not deductible for income tax purposes. The operating results of Apica from the date of acquisition, was $0.3 million in revenue from the sale of the ASC device and $7.5 million net loss, which includes the ASC intangible asset's impairment charge and is included in our consolidated statement of operations for fiscal 2014.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

        The following unaudited pro forma information presents the combined results of operations for fiscal 2014 and 2013 as if the Apica Acquisition had been completed as of the beginning of 2013. Actual 2014 acquisition-related transaction costs of $2.3 million, the amortization and impairment related to the ASC intangible asset recorded in fiscal 2014 were excluded from the 2014 pro forma results below and included in the 2013 pro forma results as if these items were incurred during the 2013 period. In addition, re-measurement to the Apica contingent consideration relating to the passage of time and foreign currency impact was also included in the 2013 pro forma results. All other adjustments to the pro forma results in 2014 and 2013 were not significant. The pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. The pro forma financial information is provided for comparative purposes only and does not purport to be indicative of consolidated results of operations for fiscal 2014 and 2013 periods, or for any other future period.

	Fiscal 2014	Fiscal 2013
	(in thousands)
Product sales	$477,254	$502,821
Income before taxes	72,635	88,499
Net income	53,752	65,052

DuraHeart II Acquisition in 2013

        On June 30, 2013, we acquired certain assets (the "Purchased Assets") and assumed certain liabilities from Terumo Corporation ("Terumo") related to the DuraHeart II Left Ventricular Assist System product line ("DuraHeart II") previously under development by Terumo (the "DuraHeart II Acquisition"). Under the terms of the DuraHeart II Acquisition, the initial purchase consideration was $13.0 million and we will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million. Total purchase price allocation was estimated at $31.8 million, including the initial purchase consideration of $13.0 million and the estimated fair values for contingent consideration totaling $18.8 million, which was recorded as a non-current liability because such contingent consideration is expected to be settled no earlier than 2016. As part of the agreement, Terumo also maintains the right to repurchase the Purchased Assets in the event that we do not fulfill certain conditions by specified dates. Additionally, we entered into a distribution partnership with Terumo, pursuant to which Terumo will commercialize DuraHeart II in Japan and potentially other parts of Asia, if and when local regulatory approvals are obtained. We incurred $2.0 million of acquisition-related costs in connection with the DuraHeart II Acquisition in fiscal 2013. The goodwill of $9.9 million equals the amount by which the purchase consideration exceeded the fair value of the purchased assets and was allocated to our sole operating segment and is deductible for income tax purposes.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

        The purchase price allocation as of the acquisition date is summarized as follows (in thousands):

Property, plant and equipment	$8,900
Identifiable intangible assets:
Favorable lease contract	600
IPR&D asset	12,400
Goodwill	9,900

Total estimated purchase price consideration	31,800
Less: Contingent consideration	18,800

Cash paid at the acquisition closing	$13,000

        We recorded an IPR&D asset of $12.4 million, which represents an estimate of the fair value of the in-process technology related to the DuraHeart II program. The fair value of the IPR&D asset was determined using the multi-period excess earnings method which is equal to the present value of the incremental after-tax cash flows attributable to that intangible asset, discounted at 22.5% based on our best estimate of a market participant's after-tax WACC.

        We recorded equipment totaling $8.9 million based on the fair value at the acquisition date. Of that amount, $8.1 million is related to equipment that is expected to be primarily used in the production of DuraHeart II units in anticipation of future clinical trials and throughout the commercialization of the product. Depreciation will commence upon production of the DuraHeart II units. Refer to Note 5 for further discussion on DuraHeart II equipment.

        The following unaudited pro forma information presents the combined results of operations for fiscal 2013 and 2012 as if we had completed the DuraHeart II acquisition at the beginning of 2012. Actual 2013 acquisition related transaction costs of $2.0 million were excluded from the 2013 pro forma results below and included in the 2012 pro forma results as if these costs were incurred in the 2012 period. All other adjustments to the pro forma results in 2013 and 2012 were not significant. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor do they give effect to synergies, cost savings, fair market value adjustments, immaterial depreciation expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations for fiscal 2013 and 2012, or for any other future period.

	Fiscal 2013	Fiscal 2012
	(in thousands)
Product sales	$502,821	$491,654
Income before taxes	85,086	43,645
Net income	62,543	31,703

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

Contingent Consideration

        Our acquisitions of Apica and DuraHeart II include payments of future contingent consideration upon the achievement of certain regulatory approvals and commercial sales milestones. With respect to each acquisition, we determined the initial fair value of the contingent consideration in connection with the regulatory and commercial sales milestones using various estimates, including probabilities of success, discount rates and the estimated amount of time until the conditions of the milestone payments are met. This fair value measurement was based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy (see Note 3 for more information about fair value measurements). The key assumptions used to determine the fair value of these contingent considerations associated with the regulatory milestones at the acquisition dates included a discount rate and probability-adjusted milestone payment date ranges. The key assumptions used to determine the fair value of these contingent considerations associated with the commercial sales milestones at the acquisition dates included a discount rate and probability-weighted expected milestone payment date ranges based on the aggregate number of commercial units sold.

        The fair value of recorded contingent consideration is re-measured at each reporting period with the change in fair value recognized within operating expense in our consolidated statements of operations. We measure the liabilities on a recurring basis using Level 3 inputs. See Note 3 for further information regarding fair value measurements.

  •
  In 2014, the fair value of the Apica contingent consideration increased by $0.8 million, in which $0.7 million was reported as research and development ("R&D") expense and $0.1 million was reported as selling, general and administrative ("SG&A") expense. The overall increase was a result of accretion associated with the passage of time since the acquisition date.

  •
  In 2014, the fair value of the DuraHeart II contingent consideration decreased by $15.9 million ($9.9 million reported as R&D expense and $6.0 million reported as SG&A expense) as a result of re-scoping the DuraHeart II project, including the changes in the probabilities of success and timing of when milestones are expected to be met. In fiscal 2013, the fair value increased by $2.3 million ($0.8 million reported as R&D expense and $1.4 million reported as SG&A expense) as a result of accretion.

  •
  We acquired the medical business of Levitronix LLC ("Levitronix Medical") in August 2011, which requires payments of future contingent consideration annually through August 2015, which is calculated as a 36% of annual revenues above agreed revenue targets. In fiscals 2014 and 2013 the fair value of the Levitronix Medical contingent consideration was re-measured by $(0.4) million and $4.4 million, respectively, as a result of changes in the estimated revenue and the scenarios probabilities and are reported as SG&A expense. There was no re-measurement adjustment in fiscal 2012.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments

        Our financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, certificates of deposit, municipal and corporate bonds, commercial paper, U. S. government agency securities, variable demand notes, asset-backed securities, auction rate securities ("ARS"), forward contracts, certain investments held as assets under the deferred compensation plan, marketable equity securities and the contingent consideration in connection with acquisitions. The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

        Level 1: Quoted prices in active markets for identical assets or liabilities that we have the ability to access

        Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves

        Level 3: Inputs that are unobservable data points that are not corroborated by market data

        We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, and Level 3 during fiscal 2014, 2013, and 2012.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
At January 3, 2015:
Cash equivalents:
Money market funds	$34,742	$34,742	$—	$—
Commercial paper	5,000	—	5,000	—
Corporate bonds	1,006	—	1,006	—
Municipal bonds	2,691	—	2,691	—
Short-term investments:
Municipal bonds	117,681	—	117,681	—
U.S. government agency securities	8,340	—	8,340	—
Corporate bonds	19,632	—	19,632	—
Commercial paper	10,297	—	10,297	—
Asset-backed securities	1,714	—	1,714	—
Prepaid expenses and other assets:
Foreign exchange contracts	3,759	—	3,759	—
Long-term investments:
Auction rate securities	4,239	—	—	4,239
Other long-term assets:
Investments included in our deferred compensation plan	1,552	—	1,552	—
Marketable equity securities	1,836	1,836	—	—
Other accrued liabilities:
Foreign exchange contracts	913	—	913	—
Contingent consideration (current and long-term portions)	$46,558	$—	$—	$46,558

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
At December 28, 2013:
Cash equivalents:
Money market funds	$97,200	$97,200	$—	$—
Commercial paper	13,899	—	13,899	—
Short-term investments:
Municipal bonds	142,486	—	142,486	—
Variable demand notes	6,700	—	6,700	—
Corporate bonds	5,507	—	5,507	—
Commercial paper	9,998	—	9,998	—
Certificate of deposit	2,000	—	2,000	—
Prepaid expenses and other assets:
Foreign exchange contracts	592	—	592	—
Long-term investments:
Auction rate securities	4,234	—	—	4,234
Other long-term assets:
Investments included in our deferred compensation plan	1,700	—	1,700	—
Marketable equity securities	4,019	4,019	—	—
Other accrued liabilities
Foreign exchange contracts	156	—	156	—
Contingent consideration (current and long-term portions)	$43,346	$—	$—	$43,346

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

        Auction rate securities—Due to limited market activity the determination of fair value requires significant judgment and estimates. The auction rate securities were valued using a discounted cash flow model over a five-year period based on estimated interest rates, the present value of future principal payments, and interest payments discounted at rates considered to reflect the current market conditions and the credit quality of auction rate securities.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        Contingent liabilities—The fair value of the contingent consideration of Levitronix Medical, DuraHeart II and Apica requires significant management judgment and estimates. The fair value of each contingent consideration is re-measured at the end of each reporting period with the change in fair value recorded in operating expense on our consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. The fair value of the Levitronix Medical contingent consideration is calculated using the income approach, using various revenue assumptions and applying a probability to each scenario. Refer to Note 2 for a discussion of the fair value of the contingent consideration associated with the DuraHeart II and Apica acquisitions.

        Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At January 3, 2015:
Short-term investments:
Municipal bonds	$117,614	$83	$(16)	$117,681
U.S. government agency securities	8,341	—	(1)	8,340
Corporate bonds	19,655	1	(24)	19,632
Commercial paper	10,297	—	—	10,297
Asset-backed securities	1,715	—	(1)	1,714

Total short-term investments	$157,622	$84	$(42)	$157,664

Long-term investments:
Auction rate securities	$4,900	$—	$(661)	$4,239
Other long-term assets:
Marketable equity securities	2,996		(1,160)	1,836

Total long-term	$7,896	$—	$(1,821)	$6,075

At December 28, 2013:
Short-term investments:
Municipal bonds	$142,321	$178	$(13)	$142,486
Variable demand notes	6,700	—	—	6,700
Corporate bonds	5,500	7	—	5,507
Commercial paper	9,998	—	—	9,998
Certificate of deposit	2,000	—	—	2,000

Total short-term investments	$166,519	$185	$(13)	$166,691

Long-term investments:
Auction rate securities	$4,900	$—	$(666)	$4,234
Other long-term assets:
Marketable equity securities	2,996	1,023	—	4,019

Total long-term	$7,896	$1,023	$(666)	$8,253

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments. The underlying mutual fund investments are deemed trading securities. The mutual fund investments' fair value and the cash surrender value of our corporate-owned life insurance policies are classified on our consolidated balance sheets in "Other long-term assets." The aggregate value of our deferred compensation plan assets as of January 3, 2015, and December 28, 2013 was $6.0 million and $5.2 million, respectively. The unrealized gain before tax from the change in the value of the deferred compensation plan was $0.3 million, $0.7 million, and $0.4 million in fiscal 2014, 2013, and 2012, respectively, and is included in our consolidated statement of operations.

        The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows:

	Amortized Cost	Fair Value
	(in thousands)
At January 3, 2015:
Maturing within 1 year	$112,246	$112,305
Maturing after 1 year through 5 years	45,376	45,359

Short-term available-for-sale investments	157,622	157,664
Maturing after 5 years	4,900	4,239

	$162,522	$161,903

At December 28, 2013:
Maturing within 1 year	$138,451	$138,572
Maturing after 1 year through 5 years	28,068	28,119

Short-term available-for-sale investments	166,519	166,691
Maturing after 5 years	4,900	4,234

	$171,419	$170,925

        The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the auction rate securities for fiscal 2014 and 2013:

	Auction rate securities
	2014	2013
	(in thousands)
Balance, beginning of the fiscal year	$4,234	$10,607
Settlements at par	—	(7,000)
Change in unrealized gains included in other comprehensive income	5	627

Balance, end of the fiscal year	$4,239	$4,234

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of contingent consideration (current and long-term portions) for fiscal 2014 and 2013:

	Contingent consideration
	2014	2013
	(in thousands)
Balance, beginning of the fiscal year	$43,346	$22,052
Payments	(6,962)	(4,220)
Additions (See Note 2)	25,700	18,800
Change in fair value	(15,526)	6,714

Balance, end of the fiscal year	$46,558	$43,346

        The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy at January 3, 2015 and December 28, 2013:

	Fair Value at January 3, 2015 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Auction rate securities	$4,239	Discounted cash flow	Discount rate	1.61%
			Market credit spread	2.83%
			Liquidity factor	0%
Levitronix Medical Contingent consideration	$14,902	Multiple outcome discounted cash flow	Revenue	$29.4 million for fiscal 2015; $50.0 million for fiscal 2014
DuraHeart II Contingent consideration	$5,189	Multiple outcome discounted cash flow	Milestone dates	2017 to 2026
			Discount rate	4.63% to 22.5%
			Percent probabilities assigned to scenarios	5% to 67%
Apica Contingent consideration	$26,467	Multiple outcome discounted cash flow	Milestone dates	2016 to 2020
			Discount rate	4.63%
			Percent probabilities assigned to scenarios	7.5% to 30%

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

	Fair Value at December 28, 2013 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Auction rate securities	$4,234	Discounted cash flow	Discount rate	1.74%
			Market credit spread	2.86%
			Liquidity factor	0.00%
Levitronix Medical Contingent consideration	$22,253	Multiple outcome discounted cash flow	Annual Revenue	$42.8 million ($31.5 million to $49.9 million)
			Discount rate	1.10% (0.8% to 1.51%)
			Percent probabilities assigned to scenarios	20% (2.5% to 50%)
DuraHeart II Contingent consideration	$21,093	Multiple outcome discounted cash flow	Milestone dates	2016 to 2029
			Discount rate	5.3% to 20.0%
			Percent probabilities Assigned to scenarios	1% to 74%

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

Contingent Consideration

        The fair values of contingent consideration are measured using projected payment dates, discount rates, probabilities of payments, and projected revenues (for revenue-based considerations). Projected contingent payments amounts are discounted back to the current period using a discounted cash flow model. A significant increase (decrease) in the projected revenue in isolation could result in a significantly higher (lower) fair value measurement; a significant delay (acceleration) in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower (higher) fair value measurement; a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement; and the changes in the probability of occurrence between the outcomes in isolation could result in a significant change in fair value measurement.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        The fair values of the contingent consideration are calculated on a quarterly basis by management based on a collaborative effort of our regulatory, research and development, operations, finance and accounting groups, as appropriate. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue and milestone targets as compared to initial projections, the impact of market competition and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the consolidated statements of operations.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

        Non-marketable equity investments and non-financial assets, such as goodwill, intangible assets, and property, plant, and equipment (measured at fair value if a write-down is recognized) are evaluated for impairment annually or when indicators of impairment exist. In fiscal 2014, we recorded intangible assets impairment charges of $7.7 million and $4.5 million related to the DuraHeart II IPR&D asset and Apica developed technology intangible asset, respectively. In fiscal 2012, we recorded an impairment charge of $50.2 million for certain intangible assets used in connection with our PVAD and IVAD product line. Refer to Note 6 for further information. In fiscals 2014 and 2013, we recorded fixed asset write-downs of $3.7 million and $2.0 million, respectively. No write-down for fixed assets was recorded in fiscal 2012. Non-financial assets such as identified intangibles acquired in connection with our acquisitions are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment and estimates.

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

        Total gross notional amounts for outstanding derivatives instruments were as follows at the end of the fiscal year:

	2014	2013
Forward contracts:
Euro (sell)	€15.8 million	€20.2 million
British Pound Sterling (sell)	£1.5 million	£1.3 million
U.S. Dollar (sell)	$21.2 million	$23.5 million
U.S. Dollar (buy)	$59.0 million	$60.0 million

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Foreign Exchange Instruments (Continued)

        The following table shows the derivative instruments measured at gross fair value reported on our consolidated balance sheets:

	At January 3, 2015		At December 28, 2013
	Prepaid expenses and other assets	Other accrued liabilities	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$3,759	$913	$592	$156

        The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses, which were included in "Interest income and other" on the consolidated statements of operations in fiscal years:

	2014	2013	2012
	(in thousands)
Foreign currency exchange gain (loss) on foreign contracts	$9,317	$(1,480)	$(1,921)
Foreign currency transactions gain (loss)	$(12,389)	$1,814	$2,046

Note 5. Select Balance Sheet and Statement of Operations Information

        The following tables provide details of selected consolidated balance sheets items as of the end of the fiscal year:

        Inventories consisted of the following at the end of each fiscal year:

	2014	2013
	(in thousands)
Finished goods	$24,871	$22,885
Work-in-process	18,135	13,739
Raw materials	19,198	23,669

Total inventories	$62,204	$60,293

        Property, plant and equipment, net consisted of the following at the end of each fiscal year:

	2014	2013
	(in thousands)
Land, building and improvements	$20,600	$20,594
Equipment and capitalized software	56,696	61,383
Furniture and leasehold improvements	25,710	22,458

Total property, plant and equipment	103,006	104,435
Less accumulated depreciation and amortization	(51,775)	(49,272)

Total property, plant and equipment, net	$51,231	$55,163

        In 2014, we wrote down $3.7 million of equipment that had not yet been placed in service from the DuraHeart II acquisition. As of January 3, 2015, the remaining $4.4 million of equipment from the acquisition is expected to be placed in service in 2015 and is included in the "Equipment and capitalized software" line in the table above.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Select Balance Sheet and Statement of Operations Information (Continued)

        Depreciation expense in fiscal years 2014, 2013, and 2012 was $8.9 million, $7.7 million, and $8.6 million, respectively.

        Changes in accumulated other comprehensive losses by component of each fiscal year are as follows:

	Foreign currency items(A)	Unrealized gain (loss) on available-for-sale securities(A)	Total
	(in thousands)
Balance at December 29, 2012	$(13,928)	$(1,141)	$(15,069)
Other comprehensive gain before reclassification	889	1,677	2,566
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive gain	889	1,677	2,566

Balance at December 28, 2013	(13,039)	536	(12,503)
Other comprehensive (loss) before reclassification	(7,742)	(1,777)	(9,519)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive gain	(7,742)	(1,777)	(9,519)

Balance at January 3, 2015	$(20,781)	$(1,241)	$(22,022)

(A)
All amounts are net of tax.

        Items included in "Other accrued liabilities" on our consolidated balance sheets that are in excess of 5% of total current liabilities are as follows:

	At January 3, 2015	At December 28, 2013
	(in thousands)
Deferred revenue	$5,063	$3,624

Interest Income and Other

        Interest income and other consisted of the following:

	Fiscal Years
	2014	2013	2012
Interest income	$728	$910	$1,183
Foreign currency, net	(3,073)	334	126
Other	524	967	349

Total interest income and other	$(1,821)	$2,211	$1,658

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Goodwill and Intangible Assets, net

        The carrying amount of goodwill and the changes in those balances of each fiscal year are as follows:

	2014	2013
	(in thousands)
Balance, beginning of the fiscal year	$205,764	$194,182
Goodwill additions	31,491	9,900
Foreign currency translation impact	(11,962)	1,682

Balance, end of fiscal year	$225,293	$205,764

        In July 2014, we recorded goodwill of $31.5 million related to the Apica acquisition, which is not deductible for income tax purposes. In June 2013, we recorded goodwill of $9.9 million related to the DuraHeart II acquisition, which is deductible for income tax purposes. Refer to Note 2 for further information.

        Intangible assets (net of accumulated amortization and impairment) were as follows:

	At January 3, 2015
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(36,095)	$—	$7,437
Core technology	37,180	(23,854)	(12,642)	684
Developed technology	133,373	(85,613)	(42,079)	5,681
Customer based relationships and other	7,243	(5,569)	—	1,674
Pre-existing license agreement	2,300	(1,123)	—	1,177
Foreign currency translation impact	(411)	—	—	(411)

	223,217	(152,254)	(54,721)	16,242
Intangible assets not yet subject to amortization:
DuraHeart II IPR&D	12,400	—	(7,700)	4,700
Apica VAD Tool IPR&D	26,500	—	—	26,500
Foreign currency translation impact	(2,954)	—	—	(2,954)

Total intangible assets	$259,163	$(152,254)	$(62,421)	$44,488

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Goodwill and Intangible Assets, net (Continued)

	At December 28, 2013
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(34,755)	$—	$8,777
Core technology	37,180	(22,986)	(12,642)	1,552
Developed technology	128,073	(81,635)	(37,600)	8,838
Pre-existing license agreement	2,300	(794)	—	1,506
Customer based relationships and other	7,246	(4,043)	—	3,203
Foreign currency translation impact	127	—	—	127

	218,458	(144,213)	(50,242)	24,003

Intangible assets not yet subject to amortization:
DuraHeart II IPR&D	12,400	—	—	12,400

Total intangible assets	$230,858	$(144,213)	$(50,242)	$36,403

2014 Impairments

        In the fourth quarter of 2014, we made a decision to discontinue the commercialization of the ASC device included in the Apica acquisition in July 2014. Consequently, we determined that sufficient indicators of potential impairment existed to require an impairment assessment of related intangible assets. As discussed in Note 2, the acquisition date fair value of the ASC intangible assets was determined using the replacement cost method, which represented what a market participant's estimated cost would be to obtain or develop the technology in its current state. The replacement cost method was utilized because of limited market opportunities associated with the ASC technology. From the acquisition date to the beginning of December 2014, we recorded the amortization expense associated with the ASC intangible assets in "Cost of product sales" on our consolidated statement of operations. As part of the impairment assessment, management determined that the unamortized net carrying value of $4.5 million exceeded the fair value of $0. As a result, we recorded the impairment charge of $4.5 million in "Cost of product sales" on our consolidated statement of operations for fiscal 2014.

        In connection with our annual IPR&D asset impairment assessment in the fourth quarter of 2014 and the re-scope of the DuraHeart II project, management updated its forecasts, including expected timing of clinical trials and receipts of regulatory approvals, costs to complete, and probabilities of meeting milestones and revenue targets. Key assumptions used to determine the fair value of the DuraHeart II IPR&D asset, based on Level 3 fair value hierarchy, included the expected cash flows from 2015 to 2034 and a 25% discount rate. As a result, the DuraHeart II IPR&D asset carrying value of $12.4 million was higher than the fair value of $4.7 million and resulted in an impairment charge of $7.7 million which was included in R&D expense on the consolidated statement of operations for fiscal 2014. If the discount rate applied in our analysis had been 1.00% higher than estimated, the resulting impact on the intangible impairment charge would not have been material. Changes in the judgments and estimates in our DuraHeart II IPR&D asset impairment assessment in the future, including changes in anticipated cash flows, probabilities and discount rate, could result in a significantly different estimated fair value and may result in an additional impairment charge.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Goodwill and Intangible Assets, net (Continued)

        Annual impairment analysis of the Apica IPR&D assets related to the Apica VAD tool resulted in no impairment in the fiscal year ended January 3, 2015.

2012 Impairments

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

        A key assumption used to determine the fair value of the PVAD and IVAD intangible assets in 2012, based on Level 3 fair value hierarchy, was the expected cash flow from 2013 to 2017 (discounted based on our best estimate of a market participant's after-tax WAAC). If the discount rate applied in our analysis had been 1.00% higher than estimated, the resulting impact on the intangible impairment charge would not have been material. Changes in the judgments and estimates in our analysis of intangible assets for possible impairment in the future, including anticipated cash flows and discount rate, could result in a significantly different estimate of the fair value of these intangible assets and may result in an additional impairment charge.

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

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Goodwill and Intangible Assets, net (Continued)

        Except as discussed above, there was no indication of potential impairment related to other intangible assets in 2014, 2013, and 2012. Amortization expense related to intangible assets (subject to amortization) was $7.6 million, $10.3 million, and $11.1 million in fiscal years 2014, 2013, and 2012, respectively.

        Patents and trademarks have remaining useful lives ranging from four to seven years, core and developed technology assets have remaining useful lives ranging from two to seven years, pre-existing license agreements have remaining useful lives of four years, and customer-based relationships have remaining lives of one to five years.

        Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

(in thousands)
Fiscal year:
2015	$4,649
2016	3,352
2017	2,483
2018	2,072
2019	1,677
Thereafter	2,009

Total	$16,242

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

        On January 24, 2014, we and three of our present and former officers were named as defendants in a complaint filed in the United States District Court for the Northern District of California. The action, entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, is a putative class action brought on behalf of purchasers of our securities between April 29, 2010, and November 27, 2013, inclusive (the "Class Period"), and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff ("Plaintiff"). On June 20, 2014, Plaintiff filed an amended class action complaint ("Complaint"), adding a former officer of the Company as a defendant. The Complaint alleges that during the Class Period, Defendants made false or misleading statements in various SEC filings, press releases, earnings calls, and healthcare conferences regarding the Company's business and outlook, focusing primarily on Defendants' alleged failure to disclose that the HeartMate II Left Ventricular Assist Device had a purported increased rate of pump thrombosis during the Class Period. Plaintiff seeks unspecified damages, among other relief. Defendants moved to dismiss the Complaint on August 19, 2014. On November 26, 2014, the Court granted Defendants' motion to dismiss the Complaint in its entirety with leave to amend. Plaintiff filed a second amended complaint on January 20, 2015 (the "Amended Complaint"). In the Amended

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Commitments and Contingencies (Continued)

Complaint, Plaintiff amended the Class Period from May 11, 2011 to August 6, 2014, inclusive, dropped a former officer of the Company as a defendant, and added Plaintiff Todd Labak, who is intended to replace Mr. Cooper because Mr. Cooper no longer has Thoratec stock purchases within the proposed Class Period, among other changes. Defendants intend to move to dismiss the Amended Complaint by March 23, 2015. Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of this action will have a material effect on our financial position, liquidity or results of operations.

Contingent Consideration

        In August 2011, we acquired Levitronix Medical using a combination of cash and post-acquisition earn-out payments. The earn-out payments are payable annually over the next four years, calculated based on 36% of sales from Levitronix Medical in excess of $24.0 million per year. Each annual earn-out payment is contingent upon results of operations. As of January 3, 2015, the fair value of the remaining portion of the Levitronix Medical contingent consideration was $14.9 million, of which $9.4 million will be paid in the first quarter of 2015 (based on our fiscal 2014 revenue results for the CentriMag product line). The remaining portion of the contingent consideration related to fiscal 2015 (through August 4, 2015) will be adjusted for actual results for the period and will be paid in the third quarter of 2015.

        In June 2013, we acquired DuraHeart II using a combination of cash and post-acquisition earn-out payments. The earn-out payments totaling $43.5 million will become payable by us upon reaching various regulatory and commercial sale milestones. As of January 3, 2015, the fair value of the DuraHeart II contingent consideration was $5.2 million. Refer to Note 2 for more information.

        In July 2014, we acquired Apica using a combination of cash and post-acquisition earn-out payments. The earn-out payments totaling $40.0 million will become payable by us upon reaching certain regulatory and commercial sale milestones. As of January 3, 2015, the fair value of the Apica contingent consideration was $26.5 million. Refer to Note 2 for more information.

Leases

        We lease certain manufacturing, office, research facilities, and equipment under operating leases that expire at various times, the longest of which expires on 2027. Future minimum lease payments for the next five years and thereafter are as follows:

(in thousands)
Fiscal year ended:
2015	$3,030
2016	3,103
2017	3,047
2018	3,087
2019	2,977
Thereafter	16,156

Total	$31,400

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Commitments and Contingencies (Continued)

        Rent expense for all operating leases for fiscal 2014, 2013, and 2012 was $3.9 million, $3.3 million, and $2.9 million, respectively.

Commitments

        We have purchase order commitments, including both supply and inventory related agreements, totaling $73.8 million and $58.8 million as of January 3, 2015 and December 28, 2013, respectively.

        We enter into standard indemnification provisions with many of our customers and certain other business partners in the ordinary course of business. These provisions include obligations to indemnify the customers, distributors and certain vendors against any claim brought by a third party to the extent any such claim alleges that our products infringe an intellectual property right of a third party, that the use of our products caused injury or death, or that our products were defective, in each case subject to certain limitations, including that the products be used in strict accordance with their FDA approved labeling. The maximum potential amount of future payments we could be required to make under these indemnification obligations is not estimable. However, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification obligations. No material claims for such indemnification were outstanding as of January 3, 2015. We have not recorded any liabilities for these indemnification obligations as of January 3, 2015 and December 28, 2013.

Note 8. Credit Facility

        On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of January 3, 2015. The credit agreement permits us to use the facility for working capital and general corporate purposes. We have not had any borrowings under this credit facility in fiscal years 2014, 2013, and 2012.

Note 9. Share-Based Compensation

        The 2006 Incentive Stock Plan (the "2006 Plan") was last amended in May 2014. Participation in the 2006 Plan is limited to employees, directors, and consultants. Shares reserved for future issuance under the 2006 Plan may be used for grants of options, RSUs, PSUs and other types of awards. Options granted under the 2006 Plan are either incentive or nonqualified stock options and generally become exercisable in equal annual installments over a period of four years from the date of grant and expire generally ten years from the grant date. RSUs generally vest in equal annual installments over a four-year period. PSUs generally vest over the performance period when the performance or market conditions are met.

        The Board of Directors authorizes the granting of options, RSUs, PSUs and other type of awards to employees and consultants. The exercise prices of the options shall not be less than the fair market value of common stock on the date of grant. The fair value of RSUs granted is determined based on the number of RSUs granted and the quoted price of our common stock on the date of grant. As of January 3, 2015, approximately 2.7 million shares remained available for issuance under the 2006 Plan.

        Additionally, we sponsor the Employee Stock Purchase Plan (the "ESPP") in which eligible employees may contribute up to 15% of their base compensation to purchase shares of common stock

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share-Based Compensation (Continued)

at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period. In fiscal 2014, 187,860 shares of common stock were issued under the ESPP. As of January 3, 2015, 91,490 shares remained available for issuance under this plan.

        Share-based compensation expense is presented on a consolidated basis and consists of the following:

	Fiscal Years
	2014	2013	2012
	(in thousands)
Cost of product sales	$2,890	$2,365	$2,130
Selling, general and administrative	21,790	16,897	13,235
Research and development	9,629	7,735	6,327

Total share-based compensation expense before taxes	34,309	26,997	21,692
Tax benefit for share-based compensation expense	13,722	10,083	8,501

Total share-based compensation expense (net of taxes)	$20,587	$16,914	$13,191

        We receive a tax deduction for certain option exercises during the period the options are exercised, generally for the excess of the fair market value of the options at the date of exercise over the exercise prices of the options. The excess tax benefits (expense) (i.e., additional tax deductions in excess of the share-based compensation expense recognized) are reported as financing cash flows of $(0.1) million, $2.4 million, and $3.2 million for fiscal 2014, 2013, and 2012, respectively, on the consolidated statements of cash flows.

        Cash proceeds from the exercise of options were $3.3 million, $16.7 million, and $10.1 million for fiscal 2014, 2013, and 2012, respectively. Cash proceeds from our ESPP were $4.9 million, $4.4 million, and $3.5 million for fiscal 2014, 2013, and 2012, respectively. The actual income tax benefit (expense) realized from option exercises was $(0.4) million, $2.4 million, and $3.4 million for fiscal 2014, 2013, and 2012, respectively.

Stock Options

        The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Fiscal Years
	2014	2013	2012
Risk-free interest rate	2.11%	1.40%	1.40%
Expected volatility	37%	37%	43%
Expected option life	4.63 - 5.26 years	4.92 - 5.71 years	4.76 - 5.84 years
Dividends	None	None	None

Determining Fair Value for Options

  •
  Valuation and amortization method—We estimate the fair value of options granted using the Black-Scholes option-pricing formula. This fair value is then amortized over the requisite service periods of the awards.

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

  •
  Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield curve on the date of grant.

  •
  Expected dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

        Option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding as of December 31, 2011 (1,484 exercisable at $19.04 weighted average price per share)	2,538	$22.46	5.96
Granted	602	33.74
Cancelled and expired	(76)	31.13
Exercised	(566)	17.78

Outstanding as of December 29, 2012 (1,265 exercisable at $21.29 weighted average price per share)	2,498	$25.98	6.27
Granted	596	35.70
Cancelled and expired	(74)	32.45
Exercised	(759)	21.97

Outstanding as of December 28, 2013 (926 exercisable at $24.57 weighted average price per share)	2,261	$29.68	6.95
Granted	775	33.20
Cancelled and expired	(133)	34.64
Exercised	(166)	19.72

Outstanding as of January 3, 2015	2,737	$31.04	6.95

        As of January 3, 2015, there was $8.3 million of unrecognized compensation expense, net of estimated forfeitures, related to options, which we expect to recognize over a weighted average period of 1.38 years. The aggregate intrinsic value of in-the-money options outstanding as of January 3, 2015 was $7.9 million. The total intrinsic value of options exercised during fiscal 2014, 2013, and 2012 was

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share-Based Compensation (Continued)

$2.6 million, $12.8 million, and $10.0 million, respectively. The weighted average grant-date fair value of options granted during fiscal 2014, 2013, and 2012 was $14.86 per share, $13.00 per share, and $14.99 per share, respectively.

        The following table summarizes outstanding options that have vested or are expected to vest and are exercisable as of January 3, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Vested or expected to vest	2,659	$30.96	6.9	$7.8
Exercisable	1,254	$28.19	5.2	$6.4

        Options outstanding as of January 3, 2015 are summarized as follows:

	Options Outstanding			Options Exercisable
	(in thousands, except contractual life and exercise price)
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$9.44 - $27.30	827	5.12	$24.10	615	$23.26
$28.10 - $33.99	877	6.85	32.37	479	31.91
$34.50 - $35.68	994	8.51	35.32	144	35.60
$35.92 - $42.89	36	7.76	38.45	15	39.96
$43.30 - $43.30	3	8.87	43.30	1	43.30

	2,737	6.95	$31.04	1,254	$28.19

Restricted Stock Units

        As of January 3, 2015, we had $35.8 million of unrecognized compensation expense, net of estimated forfeitures, related to both equity and liability awards, which we expect to recognize over a weighted average period of 2.4 years. The aggregate intrinsic value of the RSUs outstanding was $51.3 million.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share-Based Compensation (Continued)

        RSU activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract (in Years)
Outstanding units as of December 31, 2011	1,151	$28.88	1.50
Granted	730	34.22
Released	(327)	28.54
Forfeited or expired	(92)	30.74

Outstanding units as of December 29, 2012	1,462	$31.52	1.37
Granted	649	35.30
Released	(553)	30.74
Forfeited or expired	(97)	32.91

Outstanding units as of December 28, 2013	1,461	$33.40	1.27
Granted	850	32.65
Released	(636)	32.43
Forfeited or expired	(102)	34.72

Outstanding units as of January 3, 2015	1,573	$33.31	1.36

        During the fourth quarter of fiscal 2014, we recorded a $2.9 million out-of-period adjustment to stock based compensation expense related to RSUs granted to certain employees from 2006 to 2014 that should have been accounted for as liability awards and re-measured at fair value at the end of each reporting period, with the changes in fair value recorded to stock-based compensation expense in the period in which the change occurs. The adjustment was not considered material to the fiscal year ended January 3, 2015 or any previously issued interim or annual consolidated financial statements.

Performance Share Units

        We may issue PSUs representing hypothetical shares of our common stock. Each PSU reflects multiple shares that may be issued to the award recipient, with the number of shares to be issued determined based on performance and market conditions (referred to as either a "Performance Condition PSU" or a "Market Condition PSU"). The actual number of shares the recipient receives at the end of a performance period may range from 0% up to 200% of the target shares granted. Recipients generally must remain employed by us on a continuous basis through the end of the applicable performance period in order to receive shares subject to that award. The stock-based compensation costs for these PSUs, net of estimated forfeitures, are recorded over the three- or four-year vesting period based on a graded accelerated vesting method.

        With respect to Performance Condition PSUs, any change in estimates affecting the number of shares to be issued upon vesting of the PSUs would be accounted for as a cumulative adjustment to the compensation expense in the period in which the change occurs. In 2014, we issued approximately 69,000 Performance Condition PSUs, which based on a change in management's estimate in 2014, resulted in our estimate that no shares are expected to be issuable.

        On September 22, 2014, we granted approximately 188,000 Market Condition PSUs to our President and Chief Executive Officer. Share-based compensation expense related to these Market

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Share-Based Compensation (Continued)

Condition PSUs was $0.6 million in 2014. As of January 3, 2015, we had $5.2 million of unrecognized compensation expense, net of estimated forfeitures, which we expect to recognize over a weighted average period of 2.75 years.

Employee Stock Purchase Plan

        The estimated subscription date fair value of the offering under the ESPP for each of fiscal year 2014, 2013, and 2012 were $0.6 million as calculated using the Black-Scholes option pricing model and the following assumptions:

	Fiscal Years
	2014	2013	2012
Risk-free interest rate	0.07%	0.08%	0.15%
Expected volatility	34%	29%	39%
Expected option life	0.50 years	0.50 years	0.50 years
Dividends	None	None	None

        As of January 3, 2015, there was $0.3 million of unrecognized compensation expense related to ESPP subscriptions that began on November 16, 2014, which we expect to recognize during the first 4.5 months of 2015.

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

        The Series B preferred stock is senior to the Series A in all preferences. The Series B preferred stock is entitled to cumulative annual dividends of $0.96 per share and has a liquidation preference of $8.00 per share plus cumulative unpaid dividends. The Series B preferred stock is redeemable by us five years after its issuance for its liquidation preference. Each share of Series B preferred stock is convertible at any time into three and one-third shares of common stock and has certain anti-dilution provisions. Series B preferred shares vote on an as-converted basis. As of January 3, 2015, no shares of Series B preferred stock were outstanding.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Common and Preferred Stock (Continued)

        On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock ("December 2013 program"), which will expire on December 31, 2015. In the three and twelve months ended January 3, 2015, we repurchased $37.0 million and $105.0 million, respectively, worth of shares of our common stock under the December 2013 program, of which $3.7 million was accrued in our consolidated balance sheets as of January 3, 2015 (reported in "other accrued liabilities") given that the cash settlement of the shares repurchased at the end of fiscal 2014 was not settled until after January 3, 2015. In addition, we repurchased $1.2 million worth of shares of our common stock in the first quarter of 2014 under our previous November 2012 program which expired in the first quarter of fiscal 2014. As of January 3, 2015, $95.0 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

        We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $106.2 million of shares repurchased in the fiscal year ended January 3, 2015 by reducing the additional paid-in capital (APIC) balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $43.8 million and retained earnings decreased by $62.4 million in the consolidated statement of shareholders' equity.

        We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of RSUs withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in 2014 was $8.3 million, which decreased APIC and retained earnings by $2.9 million and $5.4 million, respectively, based on the same allocation methodology discussed above. The aggregate value of shares purchased in 2013 was $7.6 million, which decreased APIC and retained earnings by $2.5 million and $5.1 million, respectively.

Note 11. Retirement Savings Plans

        Substantially all of our U.S. employees are eligible to participate in a 401(k) retirement savings plan (the "Retirement Plan"). Under the Retirement Plan, employees may elect to contribute up to 100% of their eligible compensation to the Retirement Plan with the Company making discretionary matching contributions, subject to certain IRS limitations. The matching contribution was 50%, up to the first 6% of eligible employee plan contribution. Employees vest in the matching contribution at the rate of 25% per year, with full vesting after four years of service with us. In fiscal 2014, 2013, and 2012, we made matching contributions of $2.5 million, $2.3 million, and $2.0 million, respectively.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Retirement Savings Plans (Continued)

        In 2004, we established a non-qualified, unfunded deferred compensation plan for certain management employees and our Board of Directors. Amounts deferred and contributed under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. The liability for compensation deferred under this plan was $6.7 million and $5.9 million as of January 3, 2015 and December 28, 2013, respectively, and is included in "Other long-term liabilities" on our consolidated balance sheets. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investments that offset a substantial portion of our exposure. The cash surrender value of these corporate owned life insurance policies and the fair value of the mutual fund investments aggregated $6.0 million and $5.2 million as of January 3, 2015 and December 28, 2013, respectively, and are included in "Other long-term assets" on the consolidated balance sheets.

Note 12. Income Taxes

        Significant components of income taxes are as follows:

	Fiscal Years
	2014	2013	2012
	(in thousands)
Current:
Federal	$13,442	$25,909	$37,056
State	2,429	2,942	5,584
Foreign	7,349	7,224	6,348

	23,220	36,075	48,988
Deferred:
Federal	(3,878)	(9,363)	(24,536)
State	(947)	(503)	(3,280)
Foreign	(693)	220	(18)

	(5,518)	(9,646)	(27,834)

Total income tax expense	$17,702	$26,429	$21,154

        Income from operations before taxes generated from geographic areas is as follows:

	Fiscal Years
	2014	2013	2012
	(in thousands)
Operations:
Domestic	$30,810	$73,766	$50,351
Foreign	37,283	25,989	26,966

Total income from operations before taxes	$68,093	$99,755	$77,317

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        The income tax expense in the accompanying statements of operations differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% to income before taxes due to the following:

	Fiscal Years
	2014		2013		2012
	(in thousands, except percentages)
U.S. federal statutory income tax expense	$23,833	35.0%	$34,914	35.0%	$27,061	35.0%
State income tax expense/(benefit), net of federal tax benefit	(238)	(0.3)	1,286	1.3	573	0.7
Non-deductible expenses	375	0.6	(93)	(0.1)	(326)	(0.4)
Research and development credits	(2,322)	(3.4)	(4,676)	(4.7)	—	—
Foreign earnings permanently reinvested	(2,445)	(3.6)	(1,891)	(1.9)	(2,348)	(3.0)
Tax advantaged investment income	(218)	(0.3)	(211)	(0.2)	(294)	(0.4)
Return-to-provision true-up	(737)	(1.1)	395	0.4	(563)	(0.7)
Compensation limitation write-down/(write-up)	(605)	(0.9)	638	0.6	536	0.7
Domestic production activities	(1,555)	(2.3)	(2,698)	(2.7)	(3,225)	(4.2)
Valuation allowance increase/(decrease)	373	0.5	(127)	(0.1)	(4)	—
Other	17	—	112	0.1	(319)	(0.4)
Tax reserves	1,224	1.8	(1,220)	(1.2)	63	0.1

Total income tax expense	$17,702	26.0%	$26,429	26.5%	$21,154	27.4%

        On January 2, 2013, the U.S. President signed into law The American Taxpayer Relief Act of 2012. This Act extended the research tax credit for two years to December 31, 2013. The extension of the research tax credit was retroactive and included amounts paid or incurred after December 31, 2011. As a result of the enactment after our fiscal year ended December 29, 2012, we recognized, in 2013, a benefit for qualifying amounts of $2.3 million incurred in 2012, which combined with the 2013 research and development credits, are reflected in "research and development credits" line in the table above. In addition, the 2014 federal research tax credit was retroactively extended in December 2014.

        Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        Significant components of deferred tax assets and liabilities are as follows:

	January 3, 2015	December 28, 2013
	(in thousands)
Deferred tax assets:
Reserves and accruals	$10,098	$9,822
Inventory basis difference	4,168	3,051
Share-based compensation	14,755	11,114
Research and development and other credit carry forwards	5,200	4,908
NOL carryovers	1,330	—
Capital loss carryovers	4,574	4,644
Other, net	1,217	530

Total deferred tax assets	41,342	34,069
Valuation allowance	(4,948)	(4,644)

	36,394	29,425

Deferred tax liabilities:
Depreciation and amortization(1)	(5,320)	(2,055)
Other, net	—	(304)

Total deferred tax liabilities	(5,320)	(2,359)

Net deferred tax assets	$31,074	$27,066

Reported As:
Current deferred tax assets	$15,727	$15,161
Other long-term assets—deferred tax assets	19,073	14,331
Short-term deferred tax liabilities included in other accrued liabilities	(134)	(202)
Net long-term deferred tax liabilities	(3,592)	(2,224)

Net deferred tax assets	$31,074	$27,066

(1)
Amount previously reported as of December 28, 2013 as "purchased intangibles" for intangible asset basis differences within deferred tax assets have been combined to correctly present with all other intangible asset basis differences in the "Depreciation and amortization" line within deferred tax liabilities. The deferred tax assets and liabilities reported in our consolidated balance sheet at December 28, 2013 remain unchanged.

        As of January 3, 2015, we had research and development tax credit carryovers for state purposes of $11.4 million. The majority of these state credits may be carried forward indefinitely.

        As of January 3, 2015, we had $11.9 million of federal and state capital losses remaining from 2010, which may generally be carried back three years for federal purposes and carried forward five years up to 2015 for both federal and California purposes, which is fully reserved with a valuation allowance.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        The valuation allowance for deferred tax assets as of January 3, 2015 and December 28, 2013, was approximately $4.9 million and $4.6 million, respectively. The valuation allowance of $4.9 million as of January 3, 2015, is related to capital loss and state tax credit carry forwards that, in the judgment of management, are more likely than not to be unrealizable. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income of the appropriate character during the periods in which those temporary differences are deductible. We do not currently anticipate recognizing capital gains that would enable us to utilize the capital loss carry forwards; therefore we have recorded a full valuation allowance against this deferred tax asset. We believe realization of all of our remaining net deferred tax assets as of January 3, 2015 is more likely than not based on the future reversal of temporary tax differences and upon future taxable earnings exclusive of reversing temporary differences.

        We utilize the "short-cut" method for purposes of determining our hypothetical stock option pool of excess tax benefits. As of January 3, 2015, the stock option pool of excess tax benefits was $30.5 million.

        The federal, state and foreign provisions do not reflect certain tax savings resulting from tax benefits associated with our various stock option plans. The savings were credited to additional paid-in-capital for $(0.4) million, $2.4 million, and $3.4 million in fiscal 2014, 2013, and 2012, respectively.

        We provide for U.S. income taxes on the earnings of foreign subsidiaries unless such earnings are considered permanently reinvested in their respective foreign jurisdictions. As of January 3, 2015, the cumulative earnings on which U.S. income taxes have not been provided were $84.5 million. The amount of unrecognized deferred tax liability related to permanently reinvested earnings is $14.6 million. Foreign earnings were considered to be permanently reinvested in operations outside the U.S.

        We evaluate tax positions for recognition using a more-likely- than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Years
	2014	2013	2012
	(in thousands)
Balance at beginning of fiscal year	$7,930	$9,965	$10,652
Gross increases for tax positions related to the current year	1,752	2,240	912
Gross increases for tax positions related to prior years	1,160	1,418	282
Gross decreases for tax positions related to prior years	(54)	(466)	(1,069)
Settlements	—	(2,528)	(3)
Lapse of statute of limitations	(742)	(2,699)	(809)

Balance at end of fiscal year	$10,046	$7,930	$9,965

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        Included in the unrecognized tax benefits balance at January 3, 2015, December 28, 2013, and December 29, 2012, was $7.9 million, $6.7 million, and $8.1 million, respectively, which, if recognized, would impact our effective tax rate. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include the following items in income tax expense:

	Fiscal Years
	2014	2013	2012
	(in thousands)
Interest	$88	$(198)	$27
Penalties	—	(31)	22

        Interest and penalties accrued on the consolidated balance sheets as of the end of each fiscal year:

	2014	2013
	(in thousands)
Interest	$321	$233
Penalties	37	37

        We file U.S. federal tax returns, state tax returns and tax returns in other domestic and foreign jurisdictions, including the U.K., Switzerland and Ireland. The years 2011 through 2013 remain open to examination for U.S. purposes, 2011 through 2013 for U.K. purposes, 2011 through 2013 for Switzerland purposes, and 2010 through 2013 for most state jurisdictions. In 2015 and thereafter, it is reasonably possible that we will close certain years as a result of the lapse of the statute of limitations. This may further decrease our liability for unrecognized tax benefits by $1.9 million in 2015.

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

        Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors and is based on final destination where the products are sold. No individual customer accounted for more than 10% of product sales in fiscal 2014, 2013, and 2012. No individual customer accounted for more than 10% of consolidated accounts receivable as of January 3, 2015 and December 28, 2013.

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Segment Disclosure (Continued)

        Product sales by source were as follows:

	Fiscal Years
	2014	2013	2012
	(in thousands)
Product sales by geographic location:
Domestic (i.e. United States)	$375,164	$390,450	$400,526
International	102,396	112,371	91,128

Total	$477,560	$502,821	$491,654

	Fiscal Years
	2014	2013	2012
	(in thousands)
Product sales by product line:
HeartMate	$415,966	$444,376	$434,546
Thoratec	9,196	12,482	19,035
CentriMag	49,994	43,340	35,723
Other	2,404	2,623	2,350

Total	$477,560	$502,821	$491,654

	Fiscal Years
	2014	2013	2012
	(in thousands)
Product sales by category:
Pump	$337,179	$355,266	$356,310
Non-pump	137,977	144,932	132,994
Other	2,404	2,623	2,350

Total	$477,560	$502,821	$491,654

        No individual country with sales originating outside of the U.S. accounted for more than 10% of consolidated product sales in fiscal 2014, 2013, and 2012. No individual country outside of the U.S. accounted for more than 10% of the consolidated property, plant and equipment as of January 3, 2015 and December 28, 2013.

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

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Earnings Per Share (Continued)

        With respect to fiscal 2012, we previously granted restricted stock awards ("RSAs") under the 2006 Plan that were subject to repurchase and had non-forfeitable rights to receive dividends as common stock and therefore were considered to be participating securities. No RSAs have been issued since 2008 and all RSAs were fully vested at the end of fiscal 2012. Under the two-class method, basic and diluted net income per common share are determined by calculating net income per share for common stock and participating securities (e.g. RSAs) based on participation rights in undistributed earnings. Diluted net income per common share also considers the dilutive effect of in-the-money options and RSUs, calculated using the treasury stock methods.

        Basic and diluted income per common share attributable to common shareholders under the two-class method was calculated as follows:

	Fiscal Years
	2014	2013	2012
	(in thousands, except per share data)
Numerator
Net income	$50,391	$73,326	$56,163
Net income allocated to participating securities	—	—	(12)

Net income attributable to common shareholders	$50,391	$73,326	$56,151

Denominator
Weighted average number of common shares used to compute basic EPS	56,008	57,332	58,563
Dilutive effect of share-based compensation plans	696	992	1,017

Weighted average number of common shares used to compute diluted EPS	56,704	58,324	59,580

Net income per share
Basic	$0.90	$1.28	$0.96

Diluted	$0.89	$1.26	$0.94

        Potential common share equivalents that have been excluded where the inclusion would be anti-dilutive are as follows:

	Fiscal Years
	2014	2013	2012
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per common share because their inclusion would be antidilutive	1,572	526	535

THORATEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Quarterly Results of Operations (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for the fiscal 2014 and 2013:

	First	Second	Third	Fourth
	(in thousands, except per share data)
Fiscal Year 2014(A):
Product sales	$125,697	$118,063	$105,839	$127,961
Gross profit	85,671	83,756	63,212	83,506
Net income	18,239	17,413	2,897	11,842
Basic net income per common share	$0.32	$0.31	$0.05	$0.22
Diluted net income per common share	$0.32	$0.30	$0.05	$0.21

	First	Second	Third	Fourth
	(in thousands, except per share data)
Fiscal Year 2013:
Product sales	$117,725	$130,479	$126,444	$128,173
Gross profit	82,652	89,479	85,486	81,652
Net income	18,170	23,189	18,904	13,063
Basic net income per common share	$0.32	$0.40	$0.33	$0.23
Diluted net income per common share	$0.31	$0.40	$0.32	$0.23

(A)
During the fourth quarter of fiscal 2014, we recorded a $2.9 million out-of-period adjustment to stock based compensation expense related to RSUs granted to certain employees from 2006 to 2014 that should have been accounted for as liability awards and re-measured at fair value at the end of each reporting period, with the changes in fair value recorded to stock-based compensation expense in the period in which the change occurs. The adjustment was not considered material to the fiscal year ended January 3, 2015 or any previously issued interim or annual consolidated financial statements.

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

Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of January 3, 2015. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

        Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of January 3, 2015, the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosures.

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

        Management assessed our internal control over financial reporting as of January 3, 2015, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of January 3, 2015. The results of management's assessment were reviewed with the Audit Committee.

        Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Changes to Internal Controls

        There have been no changes in our internal controls over financial reporting during the quarter ended January 3, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 3, 2015, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Our Executive Officers." All other information regarding directors, executive officers and corporate governance required by Item 10 is incorporated herein by reference from the information under the captions "Board of Directors Structure and Compensation," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics and Corporate Governance," and in other applicable sections in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2015 annual meeting of shareholders.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated herein by reference from the information under the captions "Board of Directors Structure and Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee of the Board of Directors" and "Executive Compensation" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2015 annual meeting of shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The information required by Item 12 is incorporated herein by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2015 annual meeting of shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated herein by reference from the information under the caption "Certain Transactions" and "Board of Directors Structure and Compensation" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2015 annual meeting of shareholders.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated herein by reference from the information under the caption "Fees Paid to Accountants for Services Rendered During Fiscal Years 2014 and 2013" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2015 annual meeting of shareholders.

 PART IV

Item 15.    Exhibit and Financial Statement Schedules

(a)
List of documents filed as part of this report:

1.
Financial Statements and Reports of Independent Registered Public Accounting Firm.

    Reference is made to the Index to Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K, where these documents are included.

  2.
  Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts and Reserves for each of the three fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012. Other financial statement schedules are not included either because they are not required or the information is otherwise shown in our audited consolidated financial statements or the notes thereto.

  3.
  Exhibits

    Reference is made to the Exhibit Index on page 111 of this Annual Report on Form 10-K, where these documents are included.

 THORATEC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For Each of the Three Fiscal Years:

	Balance Beginning of Year	Additions (charges to expense)	Deductions	Balance End of Year
	(in thousands)
Year Ended January 3, 2015(A):
Allowance for doubtful accounts	$2,163	$2,321	$(2,980)	$1,504
Inventory reserves	$6,783	$5,562	$(3,055)	$9,290
Year Ended December 28, 2013(A):
Allowance for doubtful accounts	$2,127	$1,106	$(1,070)	$2,163
Inventory reserves	$7,260	$2,508	$(2,985)	$6,783
Year Ended December 29, 2012(A):
Allowance for doubtful accounts	$2,153	$36	$(62)	$2,127
Inventory reserves	$9,292	$1,313	$(3,345)	$7,260

(A)
The valuation and qualifying accounts and reserves.

EXHIBIT INDEX

Exhibit Number		Exhibit
2.1		Agreement and Plan of Merger by and among Levitronix LLC, Levitronix Technologies LLC, Pharos, LLC the Sellers named herein, the Consenting Parent Equity Holders named herein, Pharos, LLC, as the Sellers Representative, Thoratec Corporation, as the Purchaser, and Revere Merger Sub, LLC, as the Transitory Subsidiary dated as of August 3, 2011.(4)

2.2		Asset Purchase Agreement by and among Terumo Corporation, Terumo Heart Inc., and Thoratec Corporation, dated June 30, 2013.(5)

2.3		Equity Purchase Agreement, dated as of July 2, 2014, by and among Thoratec Switzerland GmbH, Apica Cardiovascular Limited, certain stockholders of Apica and the representative of such stockholders named therein and, for certain purposes set forth therein, Thoratec Corporation.(6)

2.2		Share Purchase Agreement, dated as of July 2, 2014, by and among Thoratec Switzerland GmbH, Enterprise Ireland and, for certain purposes set forth therein, Thoratec Corporation.(6)

3.1	(a)	Thoratec's Articles of Incorporation, as amended.(1)

3.2	(b)	Amendment to Thoratec's Articles of Incorporation.(2)

3.2		Thoratec's Amended and Restated By-Laws, as amended September 16, 2014.(3)

10.1		Form of Indemnification Agreement between Thoratec and its officers and directors.(7)

10.2		Lease Agreement dated July 25, 1996, between Main Street Associates and Thoratec, as amended.(8)

10.3		First Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(9)

10.4		Second Amendment to Lease Agreement originally between Main Street Associates and Thoratec dated July 25, 1996.(10)

10.5		Third Amendment to Lease, by and among Thoratec, Main Street Associates, and EJC Partners, L.P. dated October 6, 2011.(11)

10.6		Thoratec's 1997 Stock Option Plan, as amended.(12)*

10.7		Thoratec's 2002 Employee Stock Purchase Plan.(13)*

10.8		Thoratec Corporation Amended and Restated 2006 Incentive Stock Plan.(7)*

10.9		Grantor Trust Agreement between Thoratec and Wachovia Bank, National Association effective as of November 21, 2003.(14)

10.10		Description of the Executive Disability Income Protection Program.(15)*

10.11		Amended and Restated Separation Benefits Agreement by and between Thoratec and David A. Lehman, dated April 23, 2007.(16)*

10.12		Thoratec Corporation Amended and Restated Nonqualified Deferred Compensation Plan.(11)*

10.13		Description of Director Compensation Program.(17)

10.14		Amendment to the Amended and Restated Separation Benefits Agreement by and between Thoratec and David A. Lehman, dated November 16, 2009.(18)*

10.15		Separation Benefits Agreement by and between Thoratec and Taylor C. Harris, dated October 10, 2012.(17)*

10.16		Credit Agreement, dated as of December 19, 2011, among Thoratec, the financial institutions from time-to-time party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent for the lenders.(19)

10.17		Thoratec Corporation FY 2014 Executive Incentive Plan, effective for certain executive officers of the Company.(20)*

Exhibit Number		Exhibit
10.18		Separation Benefits Agreement by and between Thoratec and Vasant Padmanabhan, dated May 22, 2014.(2)*

10.19		Employment Agreement by and between Thoratec and D. Keith Grossman, dated September 21, 2014.(3)*

10.20		Transition and Separation Agreement by and between Thoratec and Gary F. Burbach, dated September 21, 2014. (3)*

10.21		Separation Benefits Agreement by and between Thoratec and Niamh Pellegrini, dated October 13, 2014.*#

21		Subsidiaries of Thoratec.

23.1		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney—Reference is made to page 115 hereof.

31.1		Section 302 Certification of Chief Executive Officer.

31.2		Section 302 Certification of Chief Financial Officer.

32.1	#	Section 906 Certification of Chief Executive Officer.

32.2	#	Section 906 Certification of Chief Financial Officer.

101		The following materials from Registrant's Annual Report on Form 10-K for the year ended January 3, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of January 3, 2015, and December 28, 2013, (ii) Consolidated Statements of Operations for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, (iii) Consolidated Statements of Comprehensive Income for the for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, (iv) Consolidated Statements of Shareholders' Equity for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, (v) Consolidated Statements of Cash Flows for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, and (vi) Notes to Consolidated Financial Statements.

(1)
Filed as an Exhibit to Thoratec's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed with the SEC on March 20, 2003, and incorporated herein by reference.
(2)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, filed with the SEC on August 7, 2014, and incorporated herein by reference.
(3)
Filed as an Exhibit to Thoratec's Form 8-K filed with the SEC on September 22, 2014, and incorporated herein by reference.
(4)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2011, filed with the SEC on November 7, 2011, and incorporated herein by reference.
(5)
Filed as an Exhibit to Thoratec's Form 8-K filed with the SEC on July 1, 2013, and incorporated herein by reference.
(6)
Filed as an Exhibit to Thoratec's Form 8-K filed with the SEC on July 2, 2014, and incorporated herein by reference.
(7)
Filed as an Appendix to Thoratec's Proxy Statement on Schedule 14A, filed with the SEC on April 9, 2014, and incorporated herein by reference.
(8)
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
(11)
Filed as an Exhibit to Thoratec's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 21, 2012, and incorporated herein by reference.
(12)
Filed as an Exhibit to Thoratec's Registration Statement on Form S-8 filed with the SEC on June 18, 2003, (Registration No. 333-106238), and incorporated herein by reference.
(13)
Filed as an Exhibit to Thoratec's Registration Statement on Form S-8 filed with the SEC on November 13, 2014, (Registration No. 333-200179), and incorporated herein by reference.
(14)
Filed as an Exhibit to Thoratec's Annual Report on Form 10-K for the fiscal year ended January 3, 2004, filed with the SEC on March 17, 2004, and incorporated herein by reference.
(15)
Filed as an Exhibit to Thoratec's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, filed with the SEC on March 16, 2005, and incorporated herein by reference.
(16)
Filed as an Exhibit to Thoratec's Form 8-K filed with the SEC on April 27, 2007, and incorporated herein by reference.
(17)
Filed as an Exhibit to Thoratec's Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the SEC on February 20, 2013, and incorporated herein by reference.

(18)
Filed as an Exhibit to Thoratec's Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the SEC on February 24, 2010, and incorporated herein by reference.
(19)
Filed as an Exhibit to Thoratec's Form 8-K filed with the SEC on December 22, 2011, and incorporated herein by reference.
(20)
Filed as an Exhibit to Thoratec's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014, filed with the SEC on May 7, 2014, and incorporated herein by reference.
*
Indicates a management contract or compensatory plan.
#
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION
By:	/s/ D. KEITH GROSSMAN D. Keith Grossman President and Chief Executive Officer

Date: February 19, 2015

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints D. Keith Grossman and David A. Lehman, and each of them, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to act for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, which they, or any of them, may deem necessary or advisable to be done in connection with this annual report as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Thoratec Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. KEITH GROSSMAN D. Keith Grossman	Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2015
/s/ TAYLOR C. HARRIS Taylor C. Harris	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2015
/s/ NEIL F. DIMICK Neil F. Dimick	Director and Chairman of the Board of Directors	February 19, 2015
/s/ J. DANIEL COLE J. Daniel Cole	Director	February 19, 2015
/s/ STEVEN H. COLLIS Steven H. Collis	Director	February 19, 2015
/s/ WILLIAM A. HAWKINS William A. Hawkins	Director	February 19, 2015
/s/ PAUL A. LAVIOLETTE Paul A. LaViolette	Director	February 19, 2015
/s/ MARTHA H. MARSH Martha H. Marsh	Director	February 19, 2015
/s/ TODD C. SCHERMERHORN Todd C. Schermerhorn	Director	February 19, 2015