Form 10-Q
period 2015-04-04
THORATEC CORP
filed 2015-05-12
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2015

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

As of May 1, 2015, the registrant had 54.2 million shares of common stock outstanding.

THORATEC CORPORATION

TABLE OF CONTENTS

Part I. Financial Information	3
Item 1. Unaudited Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of April 4, 2015 and January 3, 2015	3
Condensed Consolidated Statements of Operations for the Three Months Ended April 4, 2015 and March 29, 2014	4
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended April 4, 2015 and March 29, 2014	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 4, 2015 and March 29, 2014	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	31
Signatures	32
Exhibits
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	April 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$90,713	$72,814
Short-term available-for-sale investments	149,661	157,664
Receivables, net of allowances of $1,565 in 2015 and $1,504 in 2014	70,209	72,847
Inventories	65,053	62,204
Deferred tax assets	15,727	15,727
Income tax receivable	8,128	10,778
Prepaid expenses and other assets	11,581	12,458
Total current assets	411,072	404,492
Property, plant and equipment, net	50,122	51,231
Goodwill	224,372	225,293
Purchased intangible assets, net	40,844	44,488
Long-term available-for-sale investments	4,258	4,239
Other long-term assets	34,836	34,240
Total Assets	$765,504	$763,983
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,432	$12,662
Accrued compensation	18,767	22,836
Warranty and related accrual	9,676	10,639
Contingent liabilities, current portion	5,782	14,902
Other accrued liabilities	17,819	20,441
Total current liabilities	68,476	81,480
Long-term deferred tax liability	3,745	3,592
Other long-term liabilities	15,507	14,458
Contingent liabilities, non-current portion (Note 2)	32,484	31,656
Total Liabilities	120,212	131,186
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 54,251 in 2015 and 54,109 in 2014	—	—
Additional paid-in capital	628,901	614,577
Retained earnings	35,675	40,242
Accumulated other comprehensive loss:	(19,284)	(22,022)
Total Shareholders’ Equity	645,292	632,797
Total Liabilities and Shareholders’ Equity	$765,504	$763,983

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	April 4, 2015	March 29, 2014

Product sales	$121,308	$125,697
Cost of product sales	37,129	40,026
Gross profit	84,179	85,671
Operating expenses:
Selling, general and administrative	40,117	35,501
Research and development	26,117	23,339
Total operating expenses	66,234	58,840
Income from operations	17,945	26,831
Other income:
Interest income and other	817	247
Income before income taxes	18,762	27,078
Income tax expense	7,982	8,839
Net income	$10,780	$18,239

Net Income per share:
Basic	$0.20	$0.32
Diluted	$0.20	$0.32

Shares used to compute net income per share:
Basic	54,012	56,840
Diluted	54,906	57,666

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014

Net Income	$10,780	$18,239
Unrealized gains (losses) on investments (net of taxes of $6 and $(286) for the three months ended April 4, 2015 and March 29, 2014, respectively)	9	(1,411)
Foreign currency translation adjustments	2,729	1,459
Total other comprehensive income	2,738	48
Comprehensive Income	$13,518	$18,287

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net Income	$10,780	$18,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,493	4,163
Investment premium amortization, net	923	1,045
Allowance (benefit) for bad debt	164	(599)
Foreign currency re-measurement and other	8,291	405
Change in fair value of contingent consideration	1,064	(467)
Tax benefit related to stock plans	299	875
Share-based compensation expense	9,397	6,782
Excess tax benefits from share-based compensation	(1,036)	(898)
Loss (gain) on disposal of assets	6	(41)
Change in net deferred tax liability	(125)	(207)
Changes in assets and liabilities:
Receivables	675	(5,026)
Inventories	(3,971)	507
Other current and non-current assets	525	(316)
Accounts payable	4,298	(1,030)
Income taxes, net	5,204	(2,458)
Other current and non-current liabilities	(5,603)	(3,545)
Net cash provided by operating activities	34,384	17,429

Cash flows from investing activities:
Purchases of available-for-sale investments	(36,405)	(71,436)
Sales and maturities of available-for-sale investments	43,197	50,011
Purchases of property, plant and equipment	(1,473)	(2,157)
Net cash provided by (used in) investing activities	5,319	(23,582)

Cash flows from financing activities:
Payment of contingent consideration	(7,699)	(6,107)
Proceeds from stock option exercises	10,635	2,653
Excess tax benefits from share-based compensation	1,036	898
Repurchase and retirement of common shares	(26,829)	(22,285)
Net cash used in financing activities	(22,857)	(24,841)
Effect of exchange rate changes on cash and cash equivalents	1,053	548

Net increase (decrease) in cash and cash equivalents	17,899	(30,446)
Net cash and cash equivalents at beginning of period	72,814	139,099
Net cash and cash equivalents at end of period	$90,713	$108,653

Supplemental disclosure of consolidated cash flow information:
Cash paid for income taxes	$2,685	$10,801
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$257	$650
Repurchases and retirement of common shares through other accrued liabilities	$500	$625
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$207	$410

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Operations and Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements of Thoratec Corporation (“we,” “our,” “us,” or the “Company”) have been prepared and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The accompanying financial statements should be read in conjunction with our consolidated financial statements, and the accompanying notes thereto, filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (the “2014 Annual Report”). The operating results for any interim period are not necessarily indicative of the results that may be expected for any future period.

The preparation of our unaudited condensed consolidated financial statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities on the unaudited condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Significant items subject to management’s estimates include revenue recognition, the useful lives of property and equipment, allowance for doubtful accounts, valuation allowance for deferred tax assets, stock-based compensation, income tax uncertainties, valuation of goodwill and intangible assets, warranty accrual and contingent consideration.The actual amounts could differ from those estimated amounts.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. On April 1, 2015, FASB voted to propose to defer the effective date of this standard by one year to December 15, 2017. If amended, the standard will be effective for the Company starting in the fiscal year 2018. We are currently evaluating the impact of the adoption of this ASU on our condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact, if any, of adopting this new accounting guidance on our condensed consolidated financial statements.

Note 2. Acquisitions

We have accounted for our acquisitions as business combinations. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the acquired companies were recorded as of the acquisition date, at their respective fair values, and are consolidated within our condensed consolidated financial statements. The results of operations related to each company acquired have been included in our condensed consolidated statements of operations since the date each company was acquired. All acquisition-related costs are expensed and recorded in selling, general and administrative expenses in our condensed consolidated statement of operations for the periods presented.

Apica Acquisition in 2014

On July 2, 2014, we acquired all of the outstanding equity interests of Apica Cardiovascular Limited (“Apica”) and certain related subsidiaries from the former stockholders of Apica (the “Apica Acquisition”). Under the terms of the Apica Acquisition, the initial purchase consideration was approximately $35.1 million (net of acquired cash and inclusive of the settlement of existing debt and Apica’s direct acquisition-related transaction costs), and we will be obligated to make potential future milestone payments, based on regulatory approvals and commercial sales, of up to $40.0 million. Total purchase price allocation was estimated at $60.8 million at the acquisition date, including the initial purchase consideration of approximately $35.1 million and the estimated fair values for contingent consideration totaling $25.7 million, which was recorded as a non-current liability because such contingent consideration is expected to be settled no earlier than 2016. Prior to the acquisition, Apica was developing a surgical implantation system (“SIS”) to improve the apical access and attachment of the Left Ventricular Assist Device (“LVAD”) to the apex of the heart. We plan to couple the SIS with our HeartMate product line with the intention to obtain regional regulatory approvals for commercialization. In addition, Apica had developed the apical access, stabilization, and closure (“ASC”) device, which is commercially sold in Europe and is used for transapical valve procedures. We incurred $2.3 million of acquisition-related costs in connection with the Apica Acquisition in 2014.

The purchase price allocation as of the acquisition date (as adjusted) is summarized as follows (in thousands):

Current assets (excluding cash)	$548
Identifiable intangible assets:
Developed technology (ASC)	5,300
IPR&D asset (SIS)	26,500
Goodwill	31,491
Total assets	63,839
Less: Liabilities assumed	463
Deferred tax liability	2,562
Total estimated purchase price consideration	60,814
Less: Contingent consideration	25,700
Cash paid or payable at the acquisition closing	$35,114

We recorded an IPR&D asset of $26.5 million, which represents an estimate of the fair value of the in-process technology related to the SIS device. The fair value of the IPR&D asset was determined using the multi-period excess earnings method which is equal to the present value of the incremental after-tax cash flows attributable to that intangible asset, using a discount rate of 23% based on our best estimate of a market participant’s after-tax weighted average cost of capital. We also recorded an ASC intangible asset of $5.3 million, which represents the estimated fair value of the technology associated with the ASC device. The fair value of the ASC intangible asset was determined using the replacement cost method, which represents what a market participant’s estimated cost would be to obtain or develop the technology in its current state. The replacement cost method was utilized because of limited market opportunities associated with the ASC technology. In the fourth quarter of 2014, we discontinued the commercialization of the ASC device and impaired the unamortized net book value associated with the ASC intangible asset.

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair values assigned to the assets acquired, liabilities assumed, and primarily represents the expected synergies of Apica with our technologies. The goodwill of $31.5 million was allocated to our sole operating segment (Cardiovascular group) and is not deductible for income tax purposes.

The following pro forma information presents the combined results of operations for the three months ended March 29, 2014 as if we had completed the Apica acquisition at the beginning of 2013. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, fair market value adjustments, immaterial depreciation expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of condensed consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Three months Ended March 29, 2014

Product sales	$125,697
Income before taxes	25,865
Net income	17,422

Contingent Consideration

Our acquisition of Apica includes payments of future contingent consideration upon the achievement of certain regulatory approvals and commercial sales milestones. We determined the initial fair value of the contingent consideration in connection with the regulatory and commercial sales milestones using various estimates, including probabilities of success, discount rates and the estimated amount of time until the conditions of the milestone payments are met. This fair value measurement was based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy (see Note 3 for more information about fair value measurements). The key assumptions used to determine the fair value of the contingent consideration associated with the regulatory milestones at the acquisition dates included a discount rate and probability-adjusted milestone payment date ranges. The key assumptions used to determine the fair value of the contingent consideration associated with the commercial sales milestones at the acquisition dates included a discount rate and probability-weighted expected milestone payment date ranges based on the aggregate number of commercial units sold.

The fair value of recorded contingent consideration is re-measured at each reporting period with the change in fair value recognized within operating expense in our condensed consolidated statements of operations. We measure the liabilities on a recurring basis using Level 3 inputs. See Note 3 for further information regarding fair value measurements.

•                  In the first quarter of 2015, the fair value of the Apica contingent consideration increased by $0.5 million, in which $0.4 million was reported as research and development (“R&D”) expense and $0.1 million was reported as selling, general and administrative (“SG&A”) expense. The increase was primarily a result of accretion associated with the passage of time.

•                  We acquired certain assets and assumed certain liabilities from Terumo Corporation related to the DuraHeart II Left Ventricular Assist System product line (“DuraHeart II”) in June 2013. Under the terms of the DuraHeart II acquisition, the initial purchase consideration was $13.0 million and we will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million. In the first quarter of 2015, the fair value of the DuraHeart II contingent consideration increased by $0.3 million ($0.1 million reported as R&D expense and $0.2 million reported as SG&A expense) as a result of a change in the discount rate and accretion associated with the passage of time. In the first quarter of 2014, the fair value decreased by $0.5 million ($1.6 million decrease reported as R&D expense, partially offset by $1.1 million increase reported as SG&A expense) as a result of the changes in the probabilities of success and timing of when milestones were expected to be met.

•                  Our acquisition of the medical business of Levitronix LLC (“Levitronix Medical”) in August 2011 requires payments of future contingent consideration annually through August 2015, which is calculated as 36% of annual revenues above agreed upon revenue targets. In the first quarter of 2015 and 2014, we paid $9.4 million and $7.0 million, respectively, related to the Levitronix Medical contingent consideration. We recorded a re-measurement adjustment of $0.2 million in the first quarter of 2015, which was reported as SG&A expense. There were no re-measurement adjustments in first quarter of 2014.

Note 3. Fair Value Measurements

Our financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, certificates of deposit, municipal and corporate bonds, commercial paper, U.S. government agency securities, variable demand notes, asset-backed securities, auction rate securities, forward contracts, certain investments held as assets under the deferred compensation plan, marketable equity securities and the contingent consideration in connection with acquisitions. The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities that we have the ability to access

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves

Level 3: Inputs that are unobservable data points that are not corroborated by market data

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances caused the transfers to occur. There were no transfers between Level 1, Level 2 and Level 3 during either of the three months ended April 4, 2015 or March 29, 2014.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
At April 4, 2015:
Cash equivalents:
Money market funds	$51,588	$51,558	$—	$—
Commercial paper	1,250	—	1,250	—
Corporate bonds	1,151	—	1,151	—
Municipal bonds	2,711	—	2,711	—
Short-term investments:
Municipal bonds	106,258	—	106,258	—
U.S. government agency securities	8,338	—	8,338	—
Corporate bonds	23,552	—	23,552	—
Commercial paper	10,397	—	10,397	—
Asset-backed securities	1,116	—	1,116	—
Prepaid expenses and other assets:
Foreign exchange contracts	4,018	—	4,018	—
Long-term investments:
Auction rate securities	4,258	—	—	4,258
Other long-term assets:
Investments included in our deferred compensation plan	1,778	—	1,778	—
Marketable equity securities	1,810	1,810	—	—
Other accrued liabilities:
Foreign exchange contracts	1,622	—	1,622	—
Contingent consideration (current and long-term portions)	$38,265	$—	$—	$38,265

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
At January 3, 2015:
Cash equivalents:
Money market funds	$34,742	$34,742	$—	$—
Commercial paper	5,000	—	5,000	—
Corporate bonds	1,006	—	1,006	—
Municipal bonds	2,691	—	2,691	—
Short-term investments:
Municipal bonds	117,681	—	117,681	—
U.S. government agency securities	8,340	—	8,340	—
Corporate bonds	19,632	—	19,632	—
Commercial paper	10,297	—	10,297	—
Asset-backed securities	1,714	—	1,714	—
Prepaid expenses and other assets:
Foreign exchange contracts	3,759	—	3,759	—
Long-term investments:
Auction rate securities	4,239	—	—	4,239
Other long-term assets:
Investments included in our deferred compensation plan	1,552	—	1,552	—
Marketable equity securities	1,836	1,836	—	—
Other accrued liabilities:
Foreign exchange contracts	913	—	913	—
Contingent consideration (current and long-term portions)	$46,558	$—	$—	$46,558

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

Contingent liabilities—The fair value of the contingent consideration related to the acquisitions of Levitronix Medical, DuraHeart II and Apica requires significant management judgment and estimates. The fair value of each contingent consideration is re-measured at the end of each reporting period with the change in fair value recorded in operating expense on our condensed consolidated statements of operations. Actual amounts paid may differ from the obligations recorded. The fair value of the Levitronix Medical contingent consideration is calculated using the income approach, using various revenue assumptions and applying a probability to each scenario. The fair value of the DuraHeart II contingent consideration is calculated using the income approach, using various estimates, including probabilities of success, discount rate and the estimated amount of time until the conditions of the milestone payments are met. Refer to Note 2 for a discussion of the fair value of the contingent consideration associated with the Apica acquisition and further information regarding fair value measurements associated with the DuraHeart II acquisition.

Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At April 4, 2015:
Short-term investments:
Municipal bonds	$106,197	$70	$(9)	$106,258
U.S. government agency securities	8,338	—	—	8,338
Corporate bonds	23,550	12	(10)	23,552
Commercial paper	10,397	—	—	10,397
Asset-backed securities	1,117	—	(1)	1,116
Total short-term investments	$149,599	$82	$(20)	$149,661
Long-term investments:
Auction rate securities	$4,900	$—	$(642)	$4,258
Other long-term assets:
Marketable equity securities	2,996	—	(1,186)	1,810
Total long-term	$7,896	$—	$(1,828)	$6,068
At January 3, 2015:
Short-term investments:
Municipal bonds	$117,614	$83	$(16)	$117,681
U.S. government agency securities	8,341	—	(1)	8,340
Corporate bonds	19,655	1	(24)	19,632
Commercial paper	10,297	—	—	10,297
Asset-backed securities	1,715	—	(1)	1,714
Total short-term investments	$157,622	$84	$(42)	$157,664
Long-term investments:
Auction rate securities	$4,900	$—	$(661)	$4,239
Other long-term assets:
Marketable equity securities	2,996	—	(1,160)	1,836
Total long-term	$7,896	$—	$(1,821)	$6,075

As of April 4, 2015, our marketable equity securities have been in a continuous unrealized loss position for more than twelve months. We believe that the decline in fair value of the marketable equity securities below our cost basis is temporary and we intend to retain the securities for a sufficient period of time to allow for recovery in the market value of these investments.

Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments. The underlying mutual fund investments are deemed trading securities. The mutual fund investments’ fair value and the cash surrender value of our corporate-owned life insurance policies are classified in the condensed consolidated balance sheets in “Other long-term assets.” The aggregate value of our deferred compensation plan assets as of April 4, 2015 and January 3, 2015 was $6.3 million and $6.0 million, respectively. The unrealized gain before tax from the change in the value of the deferred compensation plan was not significant in the three months ended April 4, 2015 and March 29, 2014.

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows:

	Amortized Cost	Fair Value
	(in thousands)
At April 4, 2015:
Maturing within 1 year	$112,033	$112,072
Maturing after 1 year through 5 years	37,566	37,589
Short-term available-for-sale investments	149,599	149,661
Maturing after 5 years	4,900	4,258
	$154,499	$153,919

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the auction rate securities during the first quarter of 2015:

Auction Rate Securities
(in thousands)
Balance as of January 3, 2015	$4,239
Unrealized holding gain on auction rate securities, included in other comprehensive income (loss)	19
Balance as of April 4, 2015	$4,258

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of contingent consideration during the first quarter of 2015:

Contingent Consideration
(in thousands)
Balance as of January 3, 2015	$46,558
Payments	(9,357)
Change in fair value	1,065
Balance as of April 4, 2015	$38,266

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy at April 4, 2015, and January 3, 2015:

	Fair Value at April 4, 2015 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Auction rate securities	$4,258	Discounted cash flow	Discount rate	1.26%
			Market credit spread	2.72%
			Liquidity factor	0%

Levitronix Medical Contingent consideration	$5,783	Multiple outcome discounted cash flow	Revenue	$30.1 million

DuraHeart II Contingent consideration	$5,513	Multiple outcome discounted cash flow	Milestone dates	2017 to 2026
			Discount rate	4.47% to 25%
			Percent probabilities assigned to scenarios	5% to 67%

Apica Contingent consideration	$26,970	Multiple outcome discounted cash flow	Milestone dates	2016 to 2020
			Discount rate	4.47%
			Percent probabilities assigned to scenarios	7.5% to 30%

	Fair Value at January 3, 2015 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Auction rate securities	$4,239	Discounted cash flow	Discount rate	1.61%
			Market credit spread	2.83%
			Liquidity factor	0%

Levitronix Medical Contingent consideration	$14,902	Multiple outcome discounted cash flow	Revenue	$29.4 million for fiscal year 2015; $50.0 million for fiscal year 2014

DuraHeart II Contingent consideration	$5,189	Multiple outcome discounted cash flow	Milestone dates	2017 to 2026
			Discount rate	4.63% to 22.5%
			Percent probabilities assigned to scenarios	5% to 67%

Apica Contingent consideration	$26,467	Multiple outcome discounted cash flow	Milestone dates	2016 to 2020
			Discount rate	4.63%
			Percent probabilities assigned to scenarios	7.5% to 30%

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

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-marketable equity investments and non-financial assets, such as goodwill, intangible assets, and property, plant, and equipment (measured at fair value if a write-down is recognized) are evaluated for impairment annually or when indicators of impairment exist. Non-financial assets such as identified intangible assets acquired in connection with our acquisitions are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment and estimates. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. No impairment was recorded in either the three months ended April 4, 2015 or March 29, 2014.

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

Total gross notional amounts for outstanding derivatives instruments were as follows:

	April 4, 2015	January 3, 2015
Forward contracts:
Euro (sell)	€19.2 million	€15.8 million
British Pound Sterling (sell)	£1.5 million	£1.5 million
U.S. Dollar (sell)	$24.0 million	$21.2 million
U.S. Dollar (buy)	$57.5 million	$59.0 million

The following table shows the derivative instruments measured at gross fair value reported on the condensed consolidated balance sheets:

	As of April 4, 2015		As of January 3, 2015
	Prepaid expenses and other assets	Other accrued liabilities	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$4,018	$1,622	$3,759	$913

The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Foreign currency exchange gain on foreign contracts	$9,491	$353
Foreign currency transactions loss	(9,271)	(410)

Note 5. Balance Sheet and Statement of Operations Information

The following tables provide details of selected condensed consolidated balance sheets items as of the end of each period:

Inventories consisted of the following:

	April 4, 2015	January 3, 2015
	(in thousands)
Finished goods	$27,161	$24,871
Work in process	18,818	18,135
Raw materials	19,074	19,198
Total	$65,053	$62,204

Property, plant and equipment, net consisted of the following:

	April 4, 2015	January 3, 2015
	(in thousands)
Land, building and improvements	$20,600	$20,600
Equipment and capitalized software	56,312	56,696
Furniture and leasehold improvements	26,016	25,710
Total	102,928	103,006
Less accumulated depreciation	(52,806)	(51,775)
Total	$50,122	$51,231

As of April 4, 2015, we have $4.4 million of equipment from the DuraHeart II acquisition which is expected to be placed in service in 2015 and is included in the “Equipment and capitalized software” line in the table above.

Depreciation expense in the three months ended April 4, 2015 and March 29, 2014 was $2.3 million and $2.1 million, respectively.

Warranty and related costs are accrued for based on our best estimates when management determines that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. Warranty and related accruals and the changes in the balances for the three months ended April 4, 2015 and March 29, 2014 were as follows:

	April 4, 2015	March 29, 2014
	(in thousands)
Balance, beginning of the period	$10,639	$9,899
Additions	1,575	909
Change in estimate	688	—
Settlements	(3,226)	(1,162)
Balance, end of the period	$9,676	$9,646

Changes in Accumulated Other Comprehensive Loss by component during the three months ended April 4, 2015:

	Foreign currency items (A)	Unrealized gain (loss) on available-for-sale securities (A)	Total
	(in thousands)
Balance as of January 3, 2015	$(20,781)	$(1,241)	$(22,022)
Other comprehensive loss before reclassification	2,729	9	2,738
Net current period other comprehensive loss	2,729	9	2,738
Balance as of April 4, 2015	$(18,052)	$(1,232)	$(19,284)

(A)       All amounts are net of tax.

Items included in “Other accrued liabilities” on our consolidated balance sheets that are in excess of 5% of total current liabilities are as follows:

	April 4, 2015	January 3, 2015
	(in thousands)
Deferred revenue	$3,435	$5,063

Interest income and other consisted of the following:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Interest income	$148	$224
Foreign currency, net	220	(57)
Other	449	80
Total interest income and other	$817	$247

Note 6. Goodwill and Purchased Intangible Assets, net

The carrying amount of goodwill and the changes in the balance for the three months ended April 4, 2015 were as follows (in thousands):

Balance as of January 3, 2015	$225,293
Foreign currency translation impact	(921)
Balance as of April 4, 2015	$224,372

Intangible assets (net of accumulated amortization and impairment) were as follows:

	At April 4, 2015
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(36,502)	$—	$7,030
Core technology	37,180	(23,959)	(12,642)	579
Developed technology	133,373	(86,369)	(42,079)	4,925
Customer based relationships and other	7,243	(5,821)	—	1,422
Pre-existing license agreement	2,300	(1,205)	—	1,095
Foreign currency translation impact	147	—	—	147
	223,775	(153,856)	(54,721)	15,198
Intangible assets not yet subject to amortization:
DuraHeart II IPR&D	12,400	—	(7,700)	4,700
Apica VAD Tool IPR&D	26,500	—	—	26,500
Foreign currency translation impact	(5,554)	—	—	(5,554)
Total intangible assets	$257,121	$(153,856)	$(62,421)	$40,844

	At January 3, 2015
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(36,095)	$—	$7,437
Core technology	37,180	(23,854)	(12,642)	684
Developed technology	133,373	(85,613)	(42,079)	5,681
Customer based relationships and other	7,243	(5,569)	—	1,674
Pre-existing license agreement	2,300	(1,123)	—	1,177
Foreign currency translation impact	(411)	—	—	(411)
	223,217	(152,254)	(54,721)	16,242
Intangible assets not yet subject to amortization:
DuraHeart II IPR&D	12,400	—	(7,700)	4,700
Apica VAD Tool IPR&D	26,500	—	—	26,500
Foreign currency translation impact	(2,954)	—	—	(2,954)
Total intangible assets	$259,163	$(152,254)	$(62,421)	$44,488

Amortization expense related to identifiable intangible assets for the three months ended April 4, 2015 and March 29, 2014 was $1.2 million and $1.9 million, respectively.

Estimated amortization expenses for the next five fiscal years and all years thereafter, excluding intangible assets not yet subject to amortization are as follows:

(in thousands)
Fiscal year:
Remainder of 2015	$3,486
2016	3,375
2017	2,504
2018	2,092
2019	1,697
Thereafter	2,044
Total	$15,198

Note 7. Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of April 4, 2015. The credit agreement permits us to use the facility for working capital and general corporate purposes. We did not have any borrowings under this credit facility during the three months ended April 4, 2015 or March 29, 2014.

Note 8. Legal Proceeding

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

On January 24, 2014, we and three of our present and former officers were named as defendants in a putative shareholder class action entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, filed in the United States District Court for the Northern District of California. The action asserts violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff. On June 20, 2014, Mr. Cooper filed an amended class action complaint (“Amended Complaint”), adding a former officer of the Company as a defendant. The Amended Complaint alleged that during proposed class period (April 29, 2010 to November 27, 2013, inclusive), Defendants made false or misleading statements in various SEC filings, press releases, earnings calls, and healthcare conferences regarding the Company’s business and outlook, focusing primarily on Defendants’ alleged failure to disclose that there was a purported, known increase in the rate of pump  thrombosis for patients using the HeartMate II Left Ventricular Assist Device during the proposed class period. Plaintiff sought unspecified damages, among other relief. Defendants filed a motion to dismiss the Amended Complaint for failure to state a claim on August 19, 2014, which the Court granted in its entirety with leave to amend on November 26, 2014. Plaintiff filed a second amended complaint on January 20, 2015 (the “Second Amended Complaint”). In the Second Amended Complaint, Plaintiff amended the class period from May 11, 2011 to August 6, 2014, inclusive, dropped a former officer of the Company as a defendant, and added Plaintiff Todd Labak, who is intended to replace Mr. Cooper as the Lead Plaintiff because Mr. Cooper no longer has Thoratec stock purchases within the proposed class period, among other changes. On March 23, 2015, Defendants filed a motion to dismiss the Second Amended Complaint for failure to state a claim.  Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of this action will have a material effect on our financial position, liquidity or results of operations.

Note 9. Share-Based Compensation

Our Amended and Restated 2006 Incentive Stock Plan (“2006 Plan”) permits the issuance of stock options (“options”), restricted stock units (“RSUs”), performance share units (“PSUs”) and other types of awards to employees, directors, and consultants. As of April 4, 2015, approximately 1.9 million shares remained available for future issuance under the 2006 Plan, which assumes that PSUs will convert at 100% of target.

Share-based compensation consisted of the following:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Cost of goods sold	$783	$621
Selling, general and administrative	6,657	4,025
Research and development	1,957	2,136
Total share-based compensation expense before taxes	9,397	6,782
Tax benefit for share-based compensation expense	2,960	2,272
Total share-based compensation (net of taxes)	$6,437	$4,510

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	April 4, 2015	March 29, 2014
Risk-free interest rate (weighted average)	1.52%	2.19%
Expected volatility	37%	37%
Expected option life (years)	5.01 years	4.96 years
Dividends	None	None

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options as of January 3, 2015	2,737	$31.04	6.95
Granted	167	40.26
Exercised	(371)	28.70
Forfeited or expired	(37)	34.73
Outstanding options as of April 4, 2015	2,496	31.95	7.10
Outstanding options exercisable as of April 4, 2015	1,342	29.74	5.69
Outstanding options vested as of April 4, 2015 and expected to vest	2,393	$31.81	7.02

As of April 4, 2015, there was $8.5 million of unrecognized compensation expense, net of estimated forfeitures, related to options, which expense we expect to recognize over a weighted average period of 1.78 years. The weighted average grant-date fair value of options granted in the first quarter of 2015 was $13.86 per share.

Restricted Stock Units

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units as of January 3, 2015	1,573	$33.31	1.36
Granted	598	40.95
Released	(415)	33.38
Forfeited or expired	(75)	34.18
Outstanding units as of April 4, 2015	1,681	$35.97	1.85

As of April 4, 2015, there was $53.6 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which amount we expect to recognize over 2.90 years.

Performance Share Units

We issue PSUs representing hypothetical shares of our common stock. Each PSU reflects multiple shares that may be issued to the award recipient, with the number of shares to be issued determined based on performance and market conditions (referred to as either a “Performance Condition PSU” or a “Market Condition PSU”). The actual number of shares the recipient receives at the end of a performance period may range from 0% up to 200% of the target shares granted. Recipients generally must remain employed by us on a continuous basis through the end of the applicable performance period in order to receive shares subject to that award. The stock-based compensation costs for these PSUs, net of estimated forfeitures, are recorded over the three- or four-year vesting period based on a graded accelerated vesting method.

With respect to Performance Condition PSUs, any change in estimates affecting the number of shares to be issued upon vesting of the PSUs would be accounted for as a cumulative adjustment to the compensation expense in the period in which the change occurs. In 2014, we issued approximately 69,000 Performance Condition PSUs and we expect that no shares will be issuable under such PSU’s based on a change in management’s estimate in 2014.

On September 22, 2014, we granted approximately 188,000 Market Condition PSUs to our President and Chief Executive Officer. In the first quarter of 2015, we granted approximately 115,000 Market Condition PSUs to certain employees of the Company. Share-based compensation expense related to all Market Condition PSUs was $0.6 million in first quarter of 2015. As of April 4, 2015, we had $11.1 million of unrecognized compensation expense, net of estimated forfeitures, which we expect to recognize over a weighted average period of 2.32 years.

Note 10. Common and Preferred Stock

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three months ended April 4, 2015, we repurchased $18.2 million of shares of our common stock under the December 2013 program, of which $0.5 million was unsettled and accrued in our condensed consolidated balance sheet as of April 4, 2015. As of April 4, 2015, $76.7 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $18.2 million of shares repurchased in the three months ended April 4, 2015 by reducing the additional paid-in capital (“APIC”) balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $6.5 million and retained earnings decreased by $11.7 million in the consolidated statement of shareholders’ equity.

We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in the three months ended April 4, 2015 was $5.4 million, which decreased APIC and retained earnings by $1.7 million and $3.7 million, respectively, based on the same allocation methodology discussed above. The aggregate value of shares purchased in the three months ended March 29, 2014 was $6.7 million, which decreased APIC and retained earnings by $2.3 million and $4.4 million, respectively, based on the same allocation methodology discussed above.

Note 11. Income Taxes

During the first quarter of fiscal 2015, we recorded a $2.3 million out-of-period adjustment to income tax expense related to the overstatement of certain tax benefits from 2011 to 2014. The adjustment was not considered material to the quarterly period ended April 4, 2015, or any previously issued interim or annual consolidated financial statements.

Our effective income tax rates in the first quarter of 2015 and 2014 were 42.5% and 32.6%, respectively. The increase is primarily due to the adjustment discussed above and was partially offset by a higher mix of income generated in lower tax rate jurisdictions.

During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could reduce our unrecognized tax benefits by up to $2.2 million. However, this amount may be subject to change as a result of final determinations by taxing authorities throughout the year.

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

Product sales attributed to a country or region include product sales to hospitals, physicians and distributors and are based on final destinations where the products are sold. No individual customer or individual country outside of the U.S. accounted for more than 10% of product sales in either the first quarter of 2015 or 2014.

	Three Months Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Product sales by geographic location:
Domestic	$96,093	$95,605
International	25,215	30,092
Total	$121,308	$125,697

	Three Months Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Product sales by product line:
HeartMate	$105,056	$110,011
CentriMag	13,842	12,994
PVAD	1,731	2,252
Other	679	440
Total	$121,308	$125,697

	Three Months Ended
	April 4, 2015	March 29, 2014
	(in thousands)
Product sales by category:
Pump	$86,896	$89,300
Non-Pump	33,733	35,957
Other	679	440
Total	$121,308	$125,697

13. Net Income Per Share

We calculate basic earnings per share (“EPS”) using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding options and RSUs. PSUs are excluded from the shares used to compute diluted EPS until the performance conditions associated with the PSUs are met.

The reconciliations of the numerators and denominators of each of the basic and diluted EPS calculations were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(stated in thousands, except per share amounts)

Numerator:
Net income	$10,780	$18,239

Denominator:
Weighted average shares used to compute basis EPS	54,012	56,840
Dilutive effect of share—based compensation plans	894	826
Weighted average shares used to compute diluted EPS	54,906	57,666

Net income per share:
Basic	$0.20	$0.32
Diluted	$0.20	$0.32

Options to purchase 369,000 and 686,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended April 4, 2015 and March 29, 2014, respectively, because their effect would have been antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the words “expects,” “projects,” “believes,” “intends,” “should,” “estimate,” “will,” “would,” “may,” “anticipates,” “plans,” “could” and other similar words. Actual results, events or performance could differ materially from these forward-looking statements based on a variety of factors, many of which are beyond our control. Therefore, readers are cautioned not to put undue reliance on these statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section of our 2014 Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date hereof. We are not under any obligation, and we expressly disclaim any obligation, to publicly release any revisions or updates to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

OVERVIEW

Thoratec Corporation (“we,” “our,” “us,” or the “Company”) is a world leader in mechanical circulatory support with a product portfolio to treat the full range of clinical needs for advanced heart failure patients. We develop, manufacture and market proprietary medical devices used for mechanical circulatory support (“MCS”) for the treatment of heart failure (“HF”) patients. For chronic circulatory support for HF patients, our primary product lines are our ventricular assist devices (“VADs”): HeartMate II Left Ventricular Assist System (“HeartMate II”), HeartMate III Left Ventricular Assist System (“HeartMate III”), and Thoratec Paracorporeal Ventricular Assist Device (“PVAD”). We refer to HeartMate II and HeartMate III collectively as the “HeartMate product line” and PVAD as the “Thoratec product line.” For acute circulatory support, our product lines are CentriMag Acute Circulatory System (“CentriMag”) and for pediatric patients PediMag/PediVAS Acute Circulatory System (“PediMag/PediVAS”). HeartMate II, PVAD, IVAD, CentriMag and PediMag/PediVAS are approved by the U.S. Food and Drug Administration (“FDA”), and have received Conformité Européene (“CE”) Mark approval in Europe.

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

HeartMate III, a centrifugal-flow, chronic, left ventricular assist system, is currently in U.S. Investigational Device Exemption (“IDE”) and Conformité Européene Mark clinical trials and has not yet been approved for commercial sales. The HeartMate III U.S. clinical trial is a randomized non-inferiority study comparing HeartMate III with HeartMate II and includes a primary endpoint of survival free of device replacement and debilitating stroke. In 2014, the trial began enrollment in a safety phase under conditional approval from the FDA for 30 patients at five sites. In early 2015, enrollment broadened up to 60 sites following full approval from the FDA based on 30-day follow-up data from the initial safety phase. The trial provides that the first 294 randomized patients will be followed for six months to evaluate a short-term indication such as Bridge-to-Transplantation. The first 366 randomized patients will be followed for 24 months to evaluate a long-term indication such as Destination Therapy. The trial also allows for approximately 600 additional randomized patients to be enrolled beyond the pivotal cohort in order to assess secondary endpoints. In 2014, fifty patients were enrolled in the CE Mark trial at ten locations in Europe, Central Asia, Canada and Australia. The CE Mark trial will evaluate patient survival with a six-month follow-up period, which will be reached in May 2015. HeartMate III, which incorporates a fully magnetically levitated technology foundation, is designed to lower adverse event rates through improved hemocompatibility and to enhance the ease of surgical placement through a compact size.

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

HeartMate II received FDA approval in April 2008 for bridge-to-transplantation (“BTT”) and received FDA approval for use in HF patients who are not eligible for heart transplantation (“Destination Therapy” or “DT”) in January 2010. In November 2005, we completed the required conformity assessment procedure and design dossier reviews to be given authority from our Notified Body to affix the CE Mark to the HeartMate II for marketing in Europe. HeartMate II is the world’s most widely used LVAD.

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

PVAD

PVAD is an external, pulsatile VAD, FDA-approved for BTT and post-cardiotomy myocardial recovery. PVAD is a paracorporeal device that is less invasive than implantable VADs since only the cannulae are implanted. The paracorporeal nature of PVAD provides several benefits including shorter implantation times and the ability to use the device in smaller patients.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2014 Annual Report on Form 10-K, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the three months ended April 4, 2015.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended
	(in thousands, except for percentage data)
	April 4, 2015%		March 29, 2014%

Product sales	$121,308	100.0%	$125,697	100.0%
Cost of product sales	37,129	30.6	40,026	31.8
Gross profit	84,179	69.4	85,671	68.2
Operating expenses:
Selling, general and administrative	40,117	33.1	35,501	28.3
Research and development	26,117	21.5	23,339	18.6
Total operating expenses	66,234	54.6	58,840	46.9
Income from operations	17,945	14.8	26,831	21.3
Other income:
Interest income and other	817	0.7	247	0.2
Income before income tax expense	18,762	15.5	27,078	21.5
Income tax expense	7,982	6.6	8,839	7.0
Net income	$10,780	8.9	$18,239	14.5

Three months ended April 4, 2015 and March 29, 2014

Product Sales

Product sales consisted of the following:

	Three Months Ended
	April 4, 2015	March 29, 2014	% Change
	(in thousands)
Total product sales	$121,308	$125,697	(3.5)%

In the first quarter of 2015 as compared to the first quarter of 2014, product sales decreased by $4.4 million or 3.5%, driven by decreased sales volume of our HeartMate II, which was partially offset by an increase in sales volume of our CentriMag products. HeartMate II contributed $5.0 million to the decrease due primarily to lower sales activity in Japan and the impact of foreign exchange. Additionally, we experienced reduced market growth relative to the prior period in conjunction with market share loss to a competitive device, dynamics that may continue to affect our results. The PVAD product line declined by $0.5 million. These decreases were partially offset by an increase of $0.8 million in sales of the CentriMag product line. From a regional perspective, the U.S. sales increased by $0.5 million and international sales decreased by $4.9 million in 2015 as compared to 2014, respectively.

Sales originating outside of the U.S. and U.S. export sales collectively accounted for 21% and 24% of our total product sales in the first quarter of 2015 and the first quarter of 2014, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(in thousands, except percentages)
Total gross profit	$84,179	$85,671
Total gross margin	69.4%	68.2%

In the first quarter of 2015 as compared to the first quarter of 2014, gross margin increased by 1.2 percentage points, which was primarily due to lower inventory—related charges and favorable manufacturing variances, in part offset by increased warranty expense, unfavorable product mix and the impact of foreign exchange rate fluctuations. The increased warranty expense primarily relates to the Pocket Controller, a trend that we have experienced in recent quarters and which may continue to affect our results.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014	% Change
	(in thousands)
Total selling, general and administration	$40,117	$35,501	13.0%

In the first quarter of 2015 as compared to the first quarter of 2014, selling, general and administrative expenses increased by $4.6 million primarily due to $5.5 million of higher personnel and stock-based compensation expenses, partially offset by a decrease of $0.5 million from the remeasurement of our estimated contingent consideration associated with our acquisitions and a $0.4 million decrease in other administrative expenses.

Research and Development Expenses

Research and development expenses were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014	% Change
	(in thousands)
Total research and development	$26,117	$23,339	11.9%

Research and development (“R&D”) expenses are largely project-driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

In the first quarter of 2015 as compared to the first quarter of 2014, R&D expenses increased by $2.8 million primarily due to the remeasurement of our estimated contingent consideration of $2.1 million associated with our acquisitions and an increase in personnel costs of $0.8 million, partially offset by a decrease in other expenses of $0.1 million.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended
	April 4, 2015	March 29, 2014	% Change
	(in thousands)
Interest income	$148	$224	(33.9)%
Foreign currency, net	220	(57)	486%
Other	449	80	461.3%
Total interest income and other	$817	$247

The changes in interest income and other were primarily driven by changes in foreign exchange rates, the mark-to-market value of our deferred compensation plan assets, and favorable foreign currency re-measurement related to the Apica contingent consideration in the first quarter of 2015.

Income Taxes

During the first quarter of fiscal year 2015, we recorded a $2.3 million out-of-period adjustment to income tax expense related to the overstatement of certain tax benefits from 2011 to 2014. The adjustment was not considered material to the quarterly period ended April 4, 2015, or any previously issued interim or annual consolidated financial statements.

Our effective income tax rates in the first quarter of 2015 and 2014 were 42.5% and 32.6%, respectively. The increase is primarily due to the adjustment discussed above and was partially offset by a higher mix of income generated in lower tax rate jurisdictions.

Our effective tax rate is calculated based on the statutory tax rates imposed on projected annual pre-tax income or loss in various jurisdictions. Because changes in our forecasted earnings for 2015 can significantly affect our projected annual effective tax rate, our quarterly tax rate could fluctuate significantly depending on our profitability.

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

Following is a summary of our cash, cash equivalents and investments:

	April 4, 2015	January 3, 2015
	(in thousands)
Cash and cash equivalents	$90,713	$72,814
Short-term investments	149,661	157,664
Long-term investments	4,258	4,239
Total cash, cash equivalents and investments	$244,632	$234,717

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, and share repurchase programs for at least the next 12 months.

Cash Flow Activities

	Three Months ended April 4, 2015	Three Months ended March 29, 2014
	(in thousands)
Net cash provided by operating activities	$34,384	$17,429
Net cash provided by (used in) investing activities	5,319	(23,582)
Net cash used in financing activities	(22,857)	(24,841)
Effect of exchange rate changes on cash and cash equivalents	1,053	548
Net increase (decrease) in cash and cash equivalents	$17,899	$(30,446)

Cash Provided by Operating Activities

Cash provided by operating activities in the three months ended April 4, 2015 was $34.4 million and consisted of net income of $10.8 million, adjustments for non-cash items of $22.5 million, and cash provided by working capital of $1.1 million. Adjustments for non-cash items primarily consisted of $9.4 million of stock-based compensation expense, $8.3 million of foreign currency remeasurement, $3.5 million of depreciation and amortization expense, and the remeasurement of the contingent consideration of $1.1 million. The increase in cash from the changes in working capital activities primarily consisted of increases in accounts payable and other liabilities totaling $3.9 million, offset by an increase in in inventory of $4.0 million with decreases in accounts receivable and other current assets of $1.2 million.

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

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities in the three months ended April 4, 2015 of $5.3 million was primarily attributable to maturities and sales of available for sale investments of $43.2 million, which was offset by the purchase of available for sale investments of $36.4 million and capital expenditures of $1.5 million to support our manufacturing facilities and administration growth.

Cash (used in) investing activities in the three months ended March 29, 2014 of $23.6 million was primarily attributable to purchases of available for sale investments of $71.4 million and capital expenditures of $2.2 million to support our manufacturing facilities and administration growth, which was offset by the maturities and sales of available for sale investments of $50.0 million.

Cash Used in Financing Activities

Cash used in financing activities in the three months ended April 4, 2015 of $22.9 million was primarily comprised of $21.4 million used to repurchase shares of our common stock under the stock repurchase programs authorized, $5.4 million used to repurchase vested restricted stock units for settlement of income tax withholding liabilities and $7.7 million paid in contingent consideration. This amount was offset in part by $10.6 million of proceeds related to stock option exercises, and $1.0 million from excess tax benefits for share-based compensation.

Cash used in financing activities in the three months ended March 29, 2014 of $24.8 million was primarily comprised of $13.5 million used to repurchase shares of our common stock under the stock repurchase programs authorized, $6.7 million used to repurchase vested restricted stock units for settlement of income tax withholding liabilities and $6.1 million paid in contingent consideration. This amount was offset in part by $2.7 million of proceeds related to stock option exercises, and $0.9 million from excess tax benefits for share-based compensation.

Stock Repurchase Program

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three months ended April 4, 2015, we repurchased $18.2 million worth of shares of our common stock under the December 2013 program. As of April 4, 2015, $76.7 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $18.2 million of shares repurchased in the three months ended April 4, 2015 by reducing the additional paid-in capital (“APIC”) balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $6.5 million and retained earnings decreased by $11.7 million.

We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in the three months ended April 4, 2015 was $5.4 million, which decreased APIC and retained earnings by $1.7 million and $3.7 million, respectively, based on the same allocation methodology discussed above. The aggregate value of shares purchased in the three months ended March 29, 2014 was $6.7 million, which decreased APIC and retained earnings by $2.3 million and $4.4 million, respectively, based on the same allocation methodology discussed above.

Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of April 4, 2015. The credit agreement permits us to use the facility for working capital and general corporate purposes. We did not have any borrowings under this credit facility during the three months ended April 4, 2015 or March 29, 2014.

Contractual Obligations

As of April 4, 2015, the liability for uncertain tax positions was $12.5 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the three months ended April 4, 2015, there were no material changes to our contractual obligations reported in our 2014 Annual Report on Form 10-K.

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

Foreign Currency Rate Fluctuations

The fair value of our forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contracts, taking into account the change in currency exchange rates. A 10% directional change in the non-functional currency exchange rates as of April 4, 2015 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $10.4 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of April 4, 2015. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of April 4, 2015, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended April 4, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 4, 2015, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

On January 24, 2014, we and three of our present and former officers were named as defendants in a putative shareholder class action entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, filed in the United States District Court for the Northern District of California. The action asserts violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff. On June 20, 2014, Mr. Cooper filed an amended class action complaint (“Amended Complaint”), adding a former officer of the Company as a defendant. The Amended Complaint alleged that during proposed class period (April 29, 2010 to November 27, 2013, inclusive), Defendants made false or misleading statements in various SEC filings, press releases, earnings calls, and healthcare conferences regarding the Company’s business and outlook, focusing primarily on Defendants’ alleged failure to disclose that there was a purported, known increase in the rate of pump  thrombosis for patients using the HeartMate II Left Ventricular Assist Device during the proposed class period. Plaintiff sought unspecified damages, among other relief. Defendants filed a motion to dismiss the Amended Complaint for failure to state a claim on August 19, 2014, which the Court granted in its entirety with leave to amend on November 26, 2014. Plaintiff filed a second amended complaint on January 20, 2015 (the “Second Amended Complaint”). In the Second Amended Complaint, Plaintiff amended the class period from May 11, 2011 to August 6, 2014, inclusive, dropped a former officer of the Company as a defendant, and added Plaintiff Todd Labak, who is intended to replace Mr. Cooper as the Lead Plaintiff because Mr. Cooper no longer has Thoratec stock purchases within the proposed class period, among other changes. On March 23, 2015, Defendants filed a motion to dismiss the Second Amended Complaint for failure to state a claim.  Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of this action will have a material effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K, which could materially affect our business, financial condition or future operating results. The risks described in our 2014 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended April 4, 2015.

The following table sets forth certain information about our common stock repurchased during the three months ended April 4, 2015:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)

January 4, 2015 to January 31, 2015	362,848	$34.49	360,230	$82.5 million
February 1, 2015 to February 28, 2015	54,163	$36.66	49,000	$80.8 million
March 1, 2015 to April 4, 2015	227,519	$40.18	99,369	$76.7 million
Total	644,530	$36.68	508,599	$76.7 million

(1)         Includes 135,931 shares purchased at an average price of $39.89 that were not part of our publicly announced repurchase programs for the three months ending April 4, 2015. These shares represent the surrender value of restricted stock units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

(2)         Cumulative amounts through each respective month of the quarter ended April 4, 2015.

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three months ended April 4, 2015, we repurchased $18.2 million worth of shares of our common stock on the open market under the December 2013 program, of which $0.5 million was unsettled and accrued on our condensed consolidated balance sheet as of April 4, 2015. As of April 4, 2015, $76.7 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Bylaws of Thoratec Corporation, as amended and restated April 27, 2015.(1)

10.1†	Thoratec Corporation Corporate Executive Incentive Plan FY 2015, effective for certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three months ended April 4, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of April 4, 2015 and January 3, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended April 4, 2015 and March 29, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended April 4, 2015 and March 29, 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 4, 2015 and March 29, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

†Indicates a management contract or compensatory plan.

*Furnished herewith.

(1)     Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on April 27, 2015, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: May 12, 2015	/s/ Taylor C. Harris
Taylor C. Harris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

3.1	Third Amended and Restated Bylaws of Thoratec Corporation, as amended and restated April 27, 2015.(1)

10.1†	Thoratec Corporation Corporate Executive Incentive Plan FY 2015, effective for certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the three months ended April 4, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of April 4, 2015 and January 3, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended April 4, 2015 and March 29, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended April 4, 2015 and March 29, 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 4, 2015 and March 29, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

†Indicates a management contract or compensatory plan.

*Furnished herewith.

(1)              Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on April 27, 2015, and incorporated by reference herein.