Form 10-Q
period 2015-07-04
THORATEC CORP
filed 2015-08-05
CIK 350907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2015

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

As of July 31, 2015, the registrant had 54.8 million shares of common stock outstanding.

THORATEC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THORATEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	July 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$144,925	$72,814
Short-term available-for-sale investments	129,042	157,664
Receivables, net of allowances of $1,892 in 2015 and $1,504 in 2014	79,915	72,847
Inventories	70,859	62,204
Deferred tax assets	15,782	15,727
Income tax receivable	14,476	10,778
Prepaid expenses and other assets	5,922	12,458
Total current assets	460,921	404,492
Property, plant and equipment, net	49,371	51,231
Goodwill	226,578	225,293
Purchased intangible assets, net	40,313	44,488
Long-term available-for-sale investments	4,212	4,239
Other long-term assets	35,787	34,240
Total Assets	$817,182	$763,983
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,969	$12,662
Accrued compensation	25,472	22,836
Warranty and related accrual	8,648	10,639
Contingent liabilities, current portion	5,782	14,902
Other accrued liabilities	22,391	20,441
Total current liabilities	83,262	81,480
Long-term deferred tax liability	4,376	3,592
Other long-term liabilities	17,079	14,458
Contingent liabilities, non-current portion (Note 2)	32,237	31,656
Total Liabilities	136,954	131,186
Shareholders’ equity:
Common shares: no par, authorized 100,000; issued and outstanding 54,741 in 2015 and 54,109 in 2014	—	—
Additional paid-in capital	652,793	614,577
Retained earnings	45,335	40,242
Accumulated other comprehensive loss:	(17,900)	(22,022)
Total Shareholders’ Equity	680,228	632,797
Total Liabilities and Shareholders’ Equity	$817,182	$763,983

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Product sales	$128,692	$118,063	$250,000	$243,760
Cost of product sales	39,897	34,307	77,026	74,333
Gross profit	88,795	83,756	172,974	169,427
Operating expenses:
Selling, general and administrative	43,932	35,477	84,049	70,978
Research and development	26,511	23,048	52,628	46,387
Total operating expenses	70,443	58,525	136,677	117,365
Income from operations	18,352	25,231	36,297	52,062
Other income and (expense):
Interest expense	(13)	(2)	(13)	(2)
Interest income and other	687	559	1,504	806
Income before income taxes	19,026	25,788	37,788	52,866
Income tax expense	(5,778)	(8,375)	(13,760)	(17,214)
Net income	$13,248	$17,413	$24,028	$35,652

Net Income per share:
Basic	$0.24	$0.31	$0.44	$0.63
Diluted	$0.24	$0.30	$0.44	$0.62
Shares used to compute income per share:
Basic	54,481	56,723	54,246	56,781
Diluted	55,261	57,188	55,155	57,538

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net income	$13,248	$17,413	$24,028	$35,652
Unrealized gains (losses) on investments (net of taxes (benefits) of $(188) and $(2) for the three months ended July 4, 2015 and June 28, 2014, respectively, and $(183) and $(284) for the six months ended July 4, 2015 and June 28, 2014, respectively)	(282)	4	(274)	(1,407)
Foreign currency translation adjustments	1,667	(781)	4,396	678
Total other comprehensive income (loss)	1,385	(777)	4,122	(729)
Comprehensive income	$14,633	$16,636	$28,150	$34,923

See notes to the unaudited condensed consolidated financial statements.

THORATEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net Income	$24,028	$35,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,943	8,207
Fixed assets write-down	172	—
Investment premium amortization, net	1,810	2,176
Allowance (reduction in) for bad debt	463	(995)
Foreign currency re-measurement and other	5,149	232
Tax benefit related to stock options	992	875
Change in fair value of contingent consideration	818	(1,436)
Share-based compensation expense	18,850	14,615
Excess tax benefits from share-based compensation	(1,941)	(989)
Loss on disposal of assets	96	613
Change in net deferred tax liability	(428)	(226)
Changes in assets and liabilities:
Receivables	(8,858)	3,697
Inventories	(9,958)	(8,104)
Other current and non-current assets	3,136	559
Accounts payable	8,771	1,167
Income taxes, net	(11)	(7,410)
Other current and non-current liabilities	5,692	(7,799)
Net cash provided by operating activities	55,724	40,834

Cash flows from investing activities:
Purchases of available-for-sale investments	(90,937)	(86,877)
Sales and maturities of available-for-sale investments	116,891	94,232
Purchases of property, plant and equipment	(2,820)	(5,330)
Note receivable from Apica	—	(2,019)
Net cash provided by investing activities	23,134	6

Cash flows from financing activities:
Payment of contingent consideration	(7,699)	(6,107)
Proceeds from stock option exercises	23,463	2,867
Proceeds from stock issued under employee stock purchase plan	2,499	2,800
Excess tax benefits from share-based compensation	1,941	989
Repurchase and retirement of common shares	(32,268)	(46,030)
Net cash used in financing activities	(12,064)	(45,481)
Effect of exchange rate changes on cash and cash equivalents	5,317	271
Net increase (decrease) in cash and cash equivalents	72,111	(4,370)
Net cash and cash equivalents at beginning of period	72,814	139,099
Net cash and cash equivalents at end of period	$144,925	$134,729

Supplemental disclosure of consolidated cash flow information:
Cash paid for taxes	$13,239	$24,206
Supplemental disclosure of consolidated non-cash investing and financing activities:
Transfers of equipment from inventory	$605	$1,012
Repurchases and retirement of common shares through other accrued liabilities	$312	$2,266
Purchases of property, plant and equipment through accounts payable and accrued liabilities	$221	$583

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. On July 9, 2015, FASB voted to defer the effective date of this standard by one year to December 15, 2017. This standard will be effective for the Company starting in the fiscal year 2018. We are currently evaluating the impact of the adoption of this ASU on our condensed consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new standard amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV, and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact, if any, of adopting this new accounting guidance on our condensed consolidated financial statements.

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

Apica Acquisition in 2014

On July 2, 2014, we acquired all of the outstanding equity interests of Apica Cardiovascular Limited (“Apica”) and certain related subsidiaries from the former stockholders of Apica (the “Apica Acquisition”). Under the terms of the Apica Acquisition, the initial purchase consideration was approximately $35.1 million (net of acquired cash and inclusive of the settlement of existing debt and Apica’s direct acquisition-related transaction costs), and we will be obligated to make potential future milestone payments, based on regulatory approvals and commercial sales, of up to $40.0 million. Total purchase price allocation was estimated at $60.8 million at the acquisition date, including the initial purchase consideration of approximately $35.1 million and the estimated fair values for contingent consideration totaling $25.7 million, which was recorded as a non-current liability because such contingent consideration is expected to be settled no earlier than the third quarter of 2016. Prior to the acquisition, Apica was developing a surgical implantation system (“SIS”) to improve the apical access and attachment of the Left Ventricular Assist Device (“LVAD”) to the apex of the heart. We plan to couple the SIS with our HeartMate product line with the intention to obtain regional regulatory approvals for commercialization. In addition, Apica had developed the apical access, stabilization, and closure (“ASC”) device, which is commercially sold in Europe and is used for transapical valve procedures. We incurred $2.3 million of acquisition-related costs in connection with the Apica Acquisition in 2014.

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

The following pro forma information presents the combined results of operations for the six months ended June 28, 2014 as if we had completed the Apica acquisition at the beginning of 2013. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, fair market value adjustments, immaterial depreciation expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of condensed consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Six months Ended June 28, 2014

Product sales	$243,760
Income before taxes	49,793
Net income	33,579

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

•                  In the first six months of 2015, the fair value of the Apica contingent consideration increased by $0.3 million, in which $0.31 million was reported as research and development (“R&D”) expense and ($0.01) million was reported as selling, general and administrative (“SG&A”) expense. The increase was primarily a result of accretion associated with the passage of time.

•                  We acquired certain assets and assumed certain liabilities from Terumo Corporation related to the DuraHeart II Left Ventricular Assist System product line (“DuraHeart II”) in June 2013. Under the terms of the DuraHeart II acquisition, the initial purchase consideration was $13.0 million and we will be obligated to make potential future milestone payments, based on regulatory approvals and product sales, of up to $43.5 million. In the first six months of 2015, the fair value of the DuraHeart II contingent consideration increased by $0.3 million (primarily reported as SG&A expense) as a result of a change in the discount rate and accretion associated with the passage of time. In the first six months of 2014, the fair value decreased by $3.2 million ($2.2 million reported as a reduction to R&D expense and $1.0 million reported as a reduction to SG&A expense) as a result of the changes in the probabilities of success and timing of when milestones were expected to be met.

•                  Our acquisition of the medical business of Levitronix LLC (“Levitronix Medical”) in August 2011 requires payments of future contingent consideration annually through August 2015, which is calculated as 36% of annual revenues above agreed upon revenue targets. In the first six months of 2015 and 2014, we paid $9.4 million and $7.0 million, respectively, related to the Levitronix Medical contingent consideration. In the first six months of 2015 and 2014, we recorded a re-measurement adjustment (increase) of $0.2 million and $1.7 million, respectively, which was reported as SG&A expense.

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances caused the transfers to occur. There were no transfers between Level 1, Level 2 and Level 3 during either of the six months ended July 4, 2015 or June 28, 2014.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
At July 4, 2015:
Cash equivalents:
Money market funds	$131,198	$131,198	$—	$—
Corporate bonds	2,006	—	2,006	—
Municipal bonds	3,063	—	3,063	—
Short-term investments:
Municipal bonds	86,358	—	86,358	—
U.S. government agency securities	6,900	—	6,900	—
Corporate bonds	22,419	—	22,419	—
Commercial paper	12,792	—	12,792	—
Asset-backed securities	573	—	573	—
Prepaid expenses and other assets:
Foreign exchange contracts	188	—	188	—
Long-term investments:
Auction rate securities	4,212	—	—	4,212
Other long-term assets:
Investments included in our deferred compensation plan	1,870	—	1,870	—
Marketable equity securities	1,451	1,451	—	—
Other accrued liabilities:
Foreign exchange contracts	611	—	611	—
Contingent consideration (current and long-term portions)	$38,019	$—	$—	$38,019

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
At January 3, 2015:
Cash equivalents:
Money market funds	$34,742	$34,742	$—	$—
Commercial paper	5,000	—	5,000	—
Corporate bonds	1,006	—	1,006	—
Municipal bonds	2,691	—	2,691	—
Short-term investments:
Municipal bonds	117,681	—	117,681	—
U.S. government agency securities	8,340	—	8,340	—
Corporate bonds	19,632	—	19,632	—
Commercial paper	10,297	—	10,297	—
Asset-backed securities	1,714	—	1,714	—
Prepaid expenses and other assets:
Foreign exchange contracts	3,759	—	3,759	—
Long-term investments:
Auction rate securities	4,239	—	—	4,239
Other long-term assets:
Investments included in our deferred compensation plan	1,552	—	1,552	—
Marketable equity securities	1,836	1,836	—	—
Other accrued liabilities:
Foreign exchange contracts	913	—	913	—
Contingent consideration (current and long-term portions)	$46,558	$—	$—	$46,558

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

Available-for-sale investments are carried at fair value and are included in the tables above under short- and long-term investments. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At July 4, 2015:
Short-term investments:
Municipal bonds	$86,339	$49	$(30)	$86,358
U.S. government agency securities	6,901	—	(1)	6,900
Corporate bonds	22,440		(21)	22,419
Commercial paper	12,792	—	—	12,792
Asset-backed securities	573	—	—	573
Total short-term investments	$129,045	$49	$(52)	$129,042
Long-term investments:
Auction rate securities	$4,900	$—	$(688)	$4,212
Other long-term assets:
Marketable equity securities	2,996	—	(1,545)	1,451
Total long-term	$7,896	$—	$(2,233)	$5,663
At January 3, 2015:
Short-term investments:
Municipal bonds	$117,614	$83	$(16)	$117,681
U.S. government agency securities	8,341	—	(1)	8,340
Corporate bonds	19,655	1	(24)	19,632
Commercial paper	10,297	—	—	10,297
Asset-backed securities	1,715	—	(1)	1,714
Total short-term investments	$157,622	$84	$(42)	$157,664
Long-term investments:
Auction rate securities	$4,900	$—	$(661)	$4,239
Other long-term assets:
Marketable equity securities	2,996	—	(1,160)	1,836
Total long-term	$7,896	$—	$(1,821)	$6,075

As of July 4, 2015, our marketable equity securities have been in a continuous unrealized loss position for more than twelve months. We believe that the decline in fair value of the marketable equity securities below our cost basis is temporary and we intend to retain the securities for a sufficient period of time to allow for recovery in the market value of these investments.

Our deferred compensation plan includes our corporate owned life insurance policies and mutual fund investments. The underlying mutual fund investments are deemed trading securities. The mutual fund investments’ fair value and the cash surrender value of our corporate-owned life insurance policies are classified in the condensed consolidated balance sheets in “Other long-term assets.” The aggregate value of our deferred compensation plan assets as of July 4, 2015 and January 3, 2015 was $6.4 million and $6.0 million, respectively. The unrealized gain before tax from the change in the value of the deferred compensation plan was not significant in the six months ended July 4, 2015 and June 28, 2014.

The amortized cost and fair value of available-for-sale debt investments, by contractual maturity, were as follows:

	Amortized Cost	Fair Value
	(in thousands)
At July 4, 2015:
Maturing within 1 year	$80,742	$80,746
Maturing after 1 year through 5 years	48,303	48,296
Short-term available-for-sale investments	129,045	129,042
Maturing after 5 years	4,900	4,212
	$133,945	$133,254

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the auction rate securities during the first six months of 2015:

Auction Rate Securities
(in thousands)
Balance as of January 3, 2015	$4,239
Unrealized holding loss on auction rate securities, included in other comprehensive income	(27)
Balance as of July 4, 2015	$4,212

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of contingent consideration during the first six months of 2015:

Contingent Consideration
(in thousands)
Balance as of January 3, 2015	$46,558
Payments	(9,357)
Change in fair value	818
Balance as of July 4, 2015	$38,019

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy at July 4, 2015 and January 3, 2015:

	Fair Value at July 4, 2015 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Auction rate securities	$4,212	Discounted cash flow	Discount rate	1.64%
			Market credit spread	2.95%
			Liquidity factor	0%

Levitronix Medical Contingent consideration	$5,782	Multiple outcome discounted cash flow	Revenue	$30.0 million

DuraHeart II Contingent consideration	$5,501	Multiple outcome discounted cash flow	Milestone dates	2017 to 2026
			Discount rate	5.26% to 25%
			Percent probabilities assigned to scenarios	5% to 67%

Apica Contingent consideration	$26,736	Multiple outcome discounted cash flow	Milestone dates	2016 to 2020
			Discount rate	5.26%
			Percent probabilities assigned to scenarios	7.5% to 30%

	Fair Value at January 3, 2015 (in thousands)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Auction rate securities	$4,239	Discounted cash flow	Discount rate	1.61%
			Market credit spread	2.83%
			Liquidity factor	0%

Levitronix Medical Contingent consideration	$14,902	Multiple outcome discounted cash flow	Revenue	$29.4 million for fiscal year 2015; $50.0 million for fiscal year 2014

DuraHeart II Contingent consideration	$5,189	Multiple outcome discounted cash flow	Milestone dates	2017 to 2026
			Discount rate	4.63% to 22.5%
			Percent probabilities assigned to scenarios	5% to 67%

Apica Contingent consideration	$26,467	Multiple outcome discounted cash flow	Milestone dates	2016 to 2020
			Discount rate	4.63%
			Percent probabilities assigned to scenarios	7.5% to 30%

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

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-marketable equity investments and non-financial assets, such as goodwill, intangible assets, and property, plant, and equipment (measured at fair value if a write-down is recognized) are evaluated for impairment annually or when indicators of impairment exist. Non-financial assets such as identified intangible assets acquired in connection with our acquisitions are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment and estimates. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. No impairment was recorded in either the six months ended July 4, 2015 or June 28, 2014.

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

Total gross notional amounts for outstanding derivatives instruments were as follows:

	July 4, 2015	January 3, 2015
Forward contracts:
Euro (sell)	€11.4 million	€15.8 million
British Pound Sterling (sell)	£1.3 million	£1.5 million
U.S. Dollar (sell)	$40.8 million	$21.2 million
U.S. Dollar (buy)	$76.8 million	$59.0 million

The following table shows the derivative instruments measured at gross fair value reported on the condensed consolidated balance sheets:

	As of July 4, 2015		As of January 3, 2015
	Prepaid expenses and other assets	Other accrued liabilities	Prepaid expenses and other assets	Other accrued liabilities
	(in thousands)
Derivatives not designated as hedging instruments (forward contracts)	$188	$611	$3,759	$913

The following table shows the effect of derivative instruments not designated as hedging instruments and foreign currency transactions gains and losses which were included in “Interest income and other” in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Foreign currency exchange gain (loss) on foreign contracts	$(1,547)	$(420)	$7,943	$(67)
Foreign currency transactions gain (loss)	1,887	291	(7,383)	(119)

Note 5. Balance Sheet and Statement of Operations Information

The following tables provide details of selected condensed consolidated balance sheets items as of the end of each period:

Inventories consisted of the following:

	July 4, 2015	January 3, 2015
	(in thousands)
Finished goods	$27,457	$24,871
Work in process	22,944	18,135
Raw materials	20,458	19,198
Total	$70,859	$62,204

Property, plant and equipment, net consisted of the following:

	July 4, 2015	January 3, 2015
	(in thousands)
Land, building and improvements	$20,600	$20,600
Equipment and capitalized software	57,295	56,696
Furniture and leasehold improvements	26,473	25,710
Total	104,368	103,006
Less accumulated depreciation	(54,997)	(51,775)
Total	$49,371	$51,231

As of July 4, 2015, we have $1.6 million of equipment from the DuraHeart II acquisition which is expected to be placed in service in 2015 and is included in the “Equipment and capitalized software” line in the table above.

Depreciation expense was $2.3 million and $4.6 million for the three and six months ended July 4, 2015, respectively, and $2.3 million and $4.4 million for the three and six months ended June 28, 2014, respectively.

Warranty and related costs are accrued for based on our best estimates when management determines that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. Warranty and related accruals and the changes in the balances for the six months ended July 4, 2015 and June 28, 2014 were as follows:

	July 4, 2015	June 28, 2014
	(in thousands)
Balance, beginning of the period	$10,639	$9,899
Additions	2,480	1,710
Change in estimate	614	—
Settlements	(5,085)	(2,258)
Balance, end of the period	$8,648	$9,351

Changes in Accumulated Other Comprehensive Loss by component during the six months ended July 4, 2015:

	Foreign currency items (A)	Unrealized gain (loss) on available-for-sale securities (A)	Total
	(in thousands)
Balance as of January 3, 2015	$(20,781)	$(1,241)	$(22,022)
Other comprehensive loss before reclassification	4,396	(274)	4,122
Net current period other comprehensive loss	4,396	(274)	4,122
Balance as of July 4, 2015	$(16,385)	$(1,515)	$(17,900)

(A)       All amounts are net of tax.

Items included in “Other accrued liabilities” on our consolidated balance sheets that are in excess of 5% of total current liabilities are as follows:

	July 4, 2015	January 3, 2015
	(in thousands)
Deferred revenue	$7,066	$5,063

Interest income and other consisted of the following:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Interest income	$177	$201	$325	$425
Foreign currency, net	340	(130)	560	(187)
Other	170	488	619	568
Total interest income and other	687	559	1,504	806

Note 6. Goodwill and Purchased Intangible Assets, net

The carrying amount of goodwill and the changes in the balance for the six months ended July 4, 2015 were as follows (in thousands):

Balance as of January 3, 2015	$225,293
Foreign currency translation impact	1,285
Balance as of July 4, 2015	$226,578

Intangible assets (net of accumulated amortization and impairment) were as follows:

	At July 4, 2015
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
	(in thousands)
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(36,782)	$—	$6,750
Core technology	37,180	(24,063)	(12,642)	475
Developed technology	133,373	(86,721)	(42,079)	4,573
Customer based relationships and other	7,243	(6,046)	—	1,197
Pre-existing license agreement	2,300	(1,287)	—	1,013
Foreign currency translation impact	95	—	—	95
	223,723	(154,899)	(54,721)	14,103
Intangible assets not yet subject to amortization:
DuraHeart II IPR&D	12,400	—	(7,700)	4,700
Apica VAD Tool IPR&D	26,500	—	—	26,500
Foreign currency translation impact	(4,990)	—	—	(4,990)
Total intangible assets	$257,633	$(154,899)	$(62,421)	$40,313

	At January 3, 2015
	Gross Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible assets subject to amortization:
Patents and trademarks	$43,532	$(36,095)	$—	$7,437
Core technology	37,180	(23,854)	(12,642)	684
Developed technology	133,373	(85,613)	(42,079)	5,681
Customer based relationships and other	7,243	(5,569)	—	1,674
Pre-existing license agreement	2,300	(1,123)	—	1,177
Foreign currency translation impact	(411)	—	—	(411)
	223,217	(152,254)	(54,721)	16,242

Intangible assets not yet subject to amortization:
DuraHeart II IPR&D	12,400	—	(7,700)	4,700
Apica VAD Tool IPR&D	26,500	—	—	26,500
Foreign currency translation impact	(2,954)	—	—	(2,954)
Total intangible assets	$259,163	$(152,254)	$(62,421)	$44,488

Amortization expense related to identifiable intangible assets was $1.2 million and $2.4 million for the three and six months ended July 4, 2015, respectively, and $1.9 million and $3.8 million for the three and six months ended June 28, 2014, respectively.

Estimated amortization expenses for the next five fiscal years and all years thereafter, excluding intangible assets not yet subject to amortization are as follows:

(in thousands)
Fiscal year:
Remainder of 2015	$2,306
2016	3,392
2017	2,520
2018	2,106
2019	1,712
Thereafter	2,067
Total	$14,103

Note 7. Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of July 4, 2015. The credit agreement permits us to use the facility for working capital and general corporate purposes. We did not have any borrowings under this credit facility during the six months ended July 4, 2015 or June 28, 2014.

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

Purported Shareholder Class Action, filed January 2014

On January 24, 2014, we and three of our present and former officers were named as defendants in a putative shareholder class action entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, filed in the United States District Court for the Northern District of California. The action asserts violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff. On June 20, 2014, Mr. Cooper filed an amended class action complaint (“Amended Complaint”), adding a former officer of the Company as a defendant. The Amended Complaint alleged that during proposed class period (April 29, 2010 to November 27, 2013, inclusive), Defendants made false or misleading statements in various SEC filings, press releases, earnings calls, and healthcare conferences regarding the Company’s business and outlook, focusing primarily on Defendants’ alleged failure to disclose that there was a purported, known increase in the rate of pump thrombosis for patients using the HeartMate II Left Ventricular Assist Device during the proposed class period. Plaintiff sought unspecified damages, among other relief. Defendants filed a motion to dismiss the Amended Complaint for failure to state a claim on August 19, 2014, which the Court granted in its entirety with leave to amend on November 26, 2014. Plaintiff filed a second amended complaint on January 20, 2015 (the “Second Amended Complaint”). In the Second Amended Complaint, Plaintiff amended the class period from May 11, 2011 to August 6, 2014, inclusive, dropped a former officer of the Company as a defendant, and added Plaintiff Todd Labak, who is intended to replace Mr. Cooper as the Lead Plaintiff because Mr. Cooper no longer has Thoratec stock purchases within the proposed class period, among other changes. On March 23, 2015, Defendants filed a motion to dismiss the Second Amended Complaint for failure to state a claim. The motion to dismiss is now fully briefed and the parties are awaiting a ruling by the Court.

Purported Shareholder Class Action Lawsuit, filed July 2015

On July 23, 2015, the Company and its directors were named as defendants in a purported class action shareholder lawsuit entitled Solak v. Grossman, which was filed in the Superior Court of California, County of Alameda in connection with our entrance into the Merger Agreement (as defined below) with St. Jude Medical, Inc. and certain other parties named therein. The lawsuit generally alleges that the members of our Board of Directors breached their fiduciary duties in negotiating and approving the Merger Agreement, that the Merger Agreement undervalues the Company, that our stockholders will not receive adequate or fair value for their common stock in the Merger (as defined below), and that the terms of the Merger Agreement impose improper deal protection terms that preclude competing offers.

Plaintiffs seek, among other things, to declare that the action is properly maintainable as a class action and to enjoin the Company from consummating the proposed Merger in the manner provided for by the Merger Agreement. Plaintiffs further seek unspecified money damages, costs and attorneys’ and experts’ fees. See also Note 14 titled “Subsequent Events” for a more detailed discussion of the Merger Agreement.

Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of the above named actions will have a material effect on our financial position, liquidity or results of operations.

Note 9. Share-Based Compensation

Our Amended and Restated 2006 Incentive Stock Plan (“2006 Plan”) permits the issuance of stock options (“options”), restricted stock units (“RSUs”), performance share units (“PSUs”) and other types of awards to employees, directors, and consultants. As of July 4, 2015, approximately 3.2 million shares remained available for future issuance under the 2006 Plan, which assumes that PSUs will convert at 100% of target.

Share-based compensation consisted of the following:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Cost of product sales	$675	$756	$1,458	$1,377
Selling, general and administrative expenses	6,198	4,794	12,855	8,819
Research and development	2,580	2,283	4,537	4,419
Total share-based compensation expense before taxes	9,453	7,833	18,850	14,615
Tax benefit for share-based compensation expense	3,141	2,731	6,101	5,003
Total share-based compensation (net of taxes)	$6,312	$5,102	$12,749	$9,612

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Risk free interest rate (weighted average)	1.50%	2.21%	1.52%	2.19%
Expected volatility	35%	35%	37%	37%
Expected option term (years)	5.60	5.88	5.14 to 5.82	4.54 to 5.04
Dividends	None	None	None	None

Stock option activity is summarized as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life (years)
Outstanding options as of January 3, 2015	2,737	$31.04	6.95
Granted	211	41.22
Exercised	(802)	29.25
Forfeited or expired	(62)	35.83
Outstanding options as of July 4, 2015	2,084	32.61	7.31
Outstanding options exercisable as of July 4, 2015	933	29.82	5.77
Outstanding options vested as of July 4, 2015 and expected to vest	1,992	$32.48	7.24

As of July 4, 2015, there was $8.3 million of unrecognized compensation expense, net of estimated forfeitures, related to options, which expense we expect to recognize over a weighted average period of 1.59 years. The weighted average grant-date fair value of options granted in the first six months of 2015 was $14.22 per share.

Restricted Stock Units

Restricted stock unit activity is summarized as follows:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contract Life (in years)
Outstanding units as of January 3, 2015	1,573	$33.31	1.36
Granted	654	41.06
Released	(500)	33.33
Forfeited or expired	(127)	34.82
Outstanding units as of July 4, 2015	1,600	$36.35	1.68

As of July 4, 2015, there was $48.8 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which amount we expect to recognize over 2.74 years.

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

With respect to Performance Condition PSUs, any change in estimates affecting the number of shares to be issued upon vesting of the PSUs would be accounted for as a cumulative adjustment to the compensation expense in the period in which the change occurs. In 2014, we issued approximately 69,000 Performance Condition PSUs and we expect that no shares will be issuable under such PSU’s based on a change in management’s estimate in 2014. There was no change in estimate in first six months of 2015.

On September 22, 2014, we granted approximately 188,000 Market Condition PSUs to our President and Chief Executive Officer. In the first quarter of 2015, we granted approximately 115,000 Market Condition PSUs to certain employees of the Company. Share-based compensation expense related to all Market Condition PSUs was $1.3 million and $1.9 million in the three and six months ended July 4, 2015, respectively. As of July 4, 2015, we had $9.9 million of unrecognized compensation expense, net of estimated forfeitures, which we expect to recognize over a weighted average period of 2.07 years.

Note 10. Common and Preferred Stock

On December 5, 2013, the Board of Directors authorized a program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three and six months ended July 4, 2015, we repurchased $4.6 million and $22.9 million, respectively, of shares of our common stock under the December 2013 program, of which $0.3 million was unsettled and accrued in our condensed consolidated balance sheet as of July 4, 2015. As of July 4, 2015, $72.1 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $22.9 million of shares repurchased in the six months ended July 4, 2015 by reducing the additional paid-in capital (“APIC”) balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $8.0 million and retained earnings decreased by $14.9 million.

We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in the six months ended July 4, 2015 was $6.0 million, which decreased APIC and retained earnings by $1.9 million and $4.1 million, respectively, based on the same allocation methodology discussed above.

Note 11. Income Taxes

During the first quarter of fiscal 2015, we recorded a $2.3 million out-of-period adjustment to income tax expense related to the overstatement of certain tax benefits from 2011 to 2014. The adjustment was not considered material to the financial statements for the six month period ended July 4, 2015, or any previously issued interim or annual consolidated financial statements.

Our effective income tax rates for the three months ended July 4, 2015 and June 28, 2014 were 30.4% and 32.5%, respectively. Our effective income tax rates for the six months ended July 4, 2015 and June 28, 2014 were 36.4% and 32.6%, respectively. For the three months ended July 4, 2015, the decrease is primarily due to a higher mix of income generated in lower tax rate jurisdictions. For the first six months of 2015, the increase is primarily due to the out-of-period adjustment discussed above and was partially offset by a higher mix of income generated in lower tax rate jurisdictions.

During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could reduce our unrecognized tax benefits by up to $1.5 million. However, this amount may be subject to change as a result of final determinations by taxing authorities throughout the year.

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

Product sales attributed to a country or region include product sales to hospitals, physicians and distributors and are based on final destinations where the products are sold. No individual customer or individual country outside of the U.S. accounted for more than 10% of product sales during the three and six months ended July 4, 2015 or during the three and six months ended June 28, 2014.

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Product sales by geographic location:
Domestic	$104,293	$94,172	$200,386	$189,777
International	24,399	23,891	49,614	53,983
Total	$128,692	$118,063	$250,000	$243,760

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Product sales by product line:
HeartMate	$113,684	$101,975	$218,740	$211,986
CentriMag	13,373	13,111	27,215	26,105
PVAD and IVAD	815	2,497	2,546	4,749
Other	820	480	1,499	920
Total	$128,692	$118,063	$250,000	$243,760

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Product sales by category:
Pump	$93,042	$81,583	$179,938	$170,883
Non-Pump	34,830	36,000	68,563	71,957
Other	820	480	1,499	920
Total	$128,692	$118,063	$250,000	$243,760

13. Net Income Per Share

We calculate basic earnings per share (“EPS”) using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding options and RSUs. PSUs are excluded from the shares used to compute diluted EPS until the performance conditions associated with the PSUs are met.

The reconciliations of the numerators and denominators of each of the basic and diluted EPS calculations were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands, except per share data)
Numerator:
Net Income	$13,248	$17,413	$24,028	$35,652

Denominator:
Weighted average shares used to compute basic EPS	54,481	56,723	54,246	56,781
Dilutive effect of share-based compensation plans	780	465	909	757
Weighted average shares used to compute diluted EPS	55,261	57,188	55,155	57,538

Net income per share:
Basic	$0.24	$0.31	$0.44	$0.63
Diluted	$0.24	$0.30	$0.44	$0.62

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Options to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	184	461	257	749

14. Subsequent Event

On July 21, 2015, the Company, St. Jude Medical, Inc., a Minnesota corporation (“St. Jude Medical”), and Spyder Merger Corporation, a California corporation and a wholly-owned subsidiary of St. Jude Medical (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into the Company, and the Company will survive the merger and continue as a wholly-owned subsidiary of St. Jude Medical (the “Merger”). All issued and outstanding shares of Company stock immediately prior to the effective time of the Merger (the “Effective Time”) will be cancelled and converted into the right to receive the merger consideration specified therein, in each case upon the terms and subject to the conditions set forth in the Merger Agreement.

Under the terms of the Merger Agreement, the Company’s shareholders will receive $63.50 in cash, without interest, for each share of the Company’s common stock they own at the Effective Time. The transaction is conditioned upon, among other things, Company shareholder approval, regulatory approvals and other customary closing conditions. The Merger Agreement includes customary representations, warranties and covenants of the Company and St. Jude Medical. The Company has agreed to operate its business and the business of its subsidiaries in the ordinary course of business consistent with past practices through the Effective Time. The transaction is expected to be completed in the fourth quarter of 2015.

The Merger Agreement includes a “go-shop” period, during which the Company will actively solicit alternative proposals from third parties for a period of 30 days from the date of the Merger Agreement continuing through August 20, 2015. The Merger Agreement provides for the Company to pay a termination fee of approximately $30 million to St. Jude Medical if the Company terminates the Merger Agreement in connection with a superior proposal that arises during the go-shop period and a termination fee of approximately $111 million if the Company terminates the Merger Agreement in connection with a superior proposal that arises following the go-shop period. See also Note 8 titled “Legal Proceedings — Purported Shareholder Class Action Lawsuit, filed July 2015” for a discussion on litigation related to the proposed Merger.

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

HeartMate III, a centrifugal-flow, chronic, left ventricular assist system, is currently in U.S. Investigational Device Exemption (“IDE”) and Conformité Européene Mark clinical trials and has not yet been approved for commercial sales. The HeartMate III U.S. clinical trial is a randomized non-inferiority study comparing HeartMate III with HeartMate II and includes a primary endpoint of survival free of device replacement and debilitating stroke. In 2014, the trial began enrollment in a safety phase under conditional approval from the FDA for 30 patients at five sites. In early 2015, enrollment broadened up to 60 sites following full approval from the FDA based on 30-day follow-up data from the initial safety phase. The trial provides that the first 294 randomized patients will be followed for six months to evaluate a short-term indication such as Bridge-to-Transplantation. The first 366 randomized patients will be followed for 24 months to evaluate a long-term indication such as Destination Therapy. The trial also allows for approximately 600 additional randomized patients to be enrolled beyond the pivotal cohort in order to assess secondary endpoints. In 2014, fifty patients were enrolled in the CE Mark trial at ten locations in Europe, Central Asia, Canada and Australia. The CE Mark trial evaluates patient six month survival, which was reached in May 2015. HeartMate III, which incorporates a fully magnetically levitated technology foundation, is designed to lower adverse event rates through improved hemocompatibility and to enhance the ease of surgical placement through a compact size.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2014 Annual Report on Form 10-K, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the six months ended July 4, 2015.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statements of operations data for the periods indicated and as a percentage of total product sales:

	Three Months Ended				Six Months Ended
	July 4, 2015		June 28, 2014		July 4, 2015		June 28, 2014
	(in thousands, except for percentage data)
Product sales	$128,692	100.0%	118,063	100.0%	$250,000	100.0%	$243,760	100.0%
Cost of product sales	39,897	31.0	34,307	29.1	77,026	30.8	74,333	30.5
Gross profit	88,795	69.0	83,756	70.9	172,974	69.2	169,427	69.5
Operating expenses:
Selling, general and administrative	43,932	34.1	35,477	30.1	84,049	33.6	70,978	29.1
Research and development	26,511	20.6	23,048	19.5	52,628	21.1	46,387	19.0
Total operating expenses	70,443	54.7	58,525	49.6	136,677	54.7	117,365	48.1
Income from operations	18,352	14.3	25,231	21.3	36,297	14.5	52,062	21.4
Other income and (expense):
Interest expense	(13)	—	(2)	—	(13)	—	(2)	—
Interest income and other	687	0.5	559	0.5	1,504	0.6	806	0.3
Income before income taxes	19,026	14.8	25,788	21.8	37,788	15.1	52,866	21.7
Income tax expense	(5,778)	(4.5)	(8,375)	(7.1)	(13,760)	(5.5)	(17,214)	(7.1)
Net income	$13,248	10.3	$17,413	14.7	$24,028	9.6	$35,652	14.6

Three and six months ended July 4, 2015 and June 28, 2014

Product Sales

Product sales consisted of the following:

	Three Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014	% Change	July 4, 2015	June 28, 2014	% Change
	(in thousands)			(in thousands)
Total product sales	$128,692	$118,063	9.0%	$250,000	$243,760	2.6%

In the second quarter of 2015 as compared to the second quarter of 2014, product sales increased by $10.6 million or 9.0%, driven by increased sales volume of our HeartMate II, which was partially offset by a decrease in sales volume of our PVAD products. HeartMate II contributed $11.7 million to the increase due primarily to higher sales activity in the U.S. We also experienced an increase of $0.6 million in sales of the CentriMag and other product lines, while the PVAD product line declined by $1.7 million. From a regional perspective, U.S. sales increased by $10.1 million and international sales increased by $0.5 million in 2015 as compared to 2014, respectively.

In the first six months of 2015 as compared to the first six months of 2014, product sales increased by $6.2 million or 2.6%, driven by increased sales volume of our HeartMate II and our CentriMag products. HeartMate II contributed $6.7 million to the increase due primarily to higher sales activity in the U.S. We also experienced an increase of $1.7 million in sales of the CentriMag and other product lines, while the PVAD product line declined by $2.2 million. From a regional perspective, U.S. sales increased by $10.6 million and international sales decreased by $4.4 million in 2015 as compared to 2014, respectively.

Sales originating outside of the U.S. and U.S. export sales collectively accounted for approximately 19% and 20% of our total product sales for each of the second quarter of 2015 and the second quarter of 2014, respectively, and approximately 20% and 22% of our total product sales for each of the first six months of 2015 and the first six months of 2014, respectively.

Gross Profit

Gross profit and gross margin were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands, except percentages)
Total gross profit	$88,795	$83,756	$172,974	$169,427
Total gross margin	69.0%	70.9%	69.2%	69.5%

In the second quarter of 2015 as compared to the second quarter of 2014, gross margin percentage decreased by 1.9 percentage points primarily due to unfavorable manufacturing variances, higher inventory reserve charges, and unfavorable foreign exchange rate fluctuation, in part offset by lower intangible amortization expense. During the first six months of 2015 as compared to the first six months of 2014, gross margin percentage was relatively unchanged.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Three Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014	% Change	July 4, 2015	June 28, 2014	% Change
	(in thousands)			(in thousands)
Total selling, general and administrative expenses	$43,932	$35,477	23.8%	$84,049	$70,978	18.4%

In the second quarter of 2015 as compared to the second quarter of 2014, selling, general and administrative expenses (SG&A) increased by $8.5 million primarily due to $6.5 million of higher personnel and stock-based compensation expenses and $1.5 million of incremental legal expenses. The increase of $13.1 million in SG&A expense in the first six months of 2015 as compared to the first six months of 2014 was primarily due to $12.3 million of higher personnel and stock-based compensation expenses and $0.8 million in other administrative expenses.

Research and Development Expenses

Research and development expenses were as follows:

	Three Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014	% Change	July 4, 2015	June 28, 2014	% Change
	(in thousands)			(in thousands)
Total research and development expenses	$26,511	$23,048	15.0%	$52,628	$46,387	13.5%

Research and development (“R&D”) expenses are largely project-driven, and fluctuate based on the level of project activity planned and subsequently approved and conducted.

In the second quarter of 2015 as compared to the second quarter of 2014, R&D expenses increased by $3.5 million primarily due to $2.3 million of higher personnel and stock-based compensation expenses, the remeasurement of our estimated contingent consideration of $0.4 million associated with our acquisitions, and other expenses of $0.8 million. In the first six months of 2015 as compared to the first six months of 2014, R&D expenses increased by $6.2 million primarily due to $3.1 million of higher personnel and stock-based compensation expenses, the remeasurement of our estimated contingent consideration of $2.5 million associated with our acquisitions, and other expenses of $0.6 million.

Interest Income and Other

Interest income and other consisted of the following:

	Three Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014	% Change	July 4, 2015	June 28, 2014	% Change
	(in thousands)			(in thousands)
Interest income	$177	$201	(11.9)%	$325	$425	(23.5)%
Foreign currency, net	340	(130)	361.5%	560	(187)	399.5%
Other	170	488	(65.2)%	619	568	9.0%
Total interest income and other	$687	$559		$1,504	$806

Interest income and Other were relatively unchanged in the second quarter and first six months of 2015 as compared to the same periods in 2014. The change in foreign currency, net was primarily driven by changes in foreign exchange rates and favorable foreign currency re-measurement related to the Apica contingent consideration in the second quarter and first six months of 2015 as compared to same periods in 2014.

Income Taxes

During the first quarter of fiscal 2015, we recorded a $2.3 million out-of-period adjustment to income tax expense related to the overstatement of certain tax benefits from 2011 to 2014. The adjustment was not considered material to the interim period ended July 4, 2015, or any previously issued interim or annual consolidated financial statements.

Our effective income tax rates for the three months ended July 4, 2015 and June 28, 2014 were 30.4% and 32.5%, respectively. Our effective income tax rates for the six months ended July 4, 2015 and June 28, 2014 were 36.4% and 32.6%, respectively. For the three months ended July 4, 2015, the decrease is primarily due to a higher mix of income generated in lower tax rate jurisdictions. For the first six months of 2015, the increase is primarily due to the out-of-period adjustment discussed above and was partially offset by a higher mix of income generated in lower tax rate jurisdictions.

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

Following is a summary of our cash, cash equivalents and investments:

	July 4, 2015	January 3, 2015
	(in thousands)
Cash and cash equivalents	$144,925	$72,814
Short-term investments	129,042	157,664
Long-term investments	4,212	4,239
Total cash, cash equivalents and investments	$278,179	$234,717

We believe that cash and cash equivalents, short-term available-for-sale investments on hand and expected cash flows from operations will be sufficient to fund our operations, capital requirements, and share repurchase programs for at least the next 12 months.

Cash Flow Activities

	July 4, 2015	June 28, 2014
	(in thousands)
Net cash provided by operating activities	$55,724	$40,834
Net cash provided by investing activities	23,134	6
Net cash used in financing activities	(12,064)	(45,481)
Effect of exchange rate changes on cash and cash equivalents	5,317	271
Net increase (decrease) in cash and cash equivalents	72,111	(4,370)

Cash Provided by Operating Activities

Cash provided by operating activities in the first six months of 2015 was $55.7 million and consisted of net income of $24.0 million, adjustments for non-cash items of $32.9 million, and cash used in working capital of $1.2 million. Adjustments for non-cash items primarily consisted of $18.9 million of stock-based compensation expense, $5.1 million of foreign currency remeasurement, $6.9 million of depreciation and amortization expense, and the remeasurement of the contingent consideration of $0.8 million. The decrease in cash from the changes in working capital activities primarily consisted of increases in inventory and accounts receivable totaling $18.8 million, offset by decreases in other current and non-current assets, accounts payable and other liabilities totaling $17.6 million.

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

Cash Provided by Investing Activities

Cash provided by investing activities in the first six months of 2015 of $23.1 million was primarily attributable to maturities and sales of available for sale investments of $116.9 million, which was offset by the purchase of available for sale investments of $91.0 million and capital expenditures of $2.8 million to support our manufacturing facilities and administration growth.

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

Cash Used in Financing Activities

Cash used in financing activities in the first six months of 2015 of $12.1 million was primarily comprised of $26.3 million used to repurchase shares of our common stock under the stock repurchase programs authorized, $6.0 million used to repurchase vested restricted stock units for settlement of income tax withholding liabilities and $7.7 million paid in contingent consideration. This amount was offset in part by $23.5 million of proceeds related to stock option exercises, $2.5 million of proceeds from stock issued under the employee stock purchase plan, and $1.9 million from excess tax benefits for share-based compensation.

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

Stock Repurchase Program

On December 5, 2013, the Board of Directors authorized a program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three and six months ended July 4, 2015, we repurchased $4.6 million and $22.9 million, respectively, of shares of our common stock under the December 2013 program, of which $0.3 million was unsettled and accrued in our condensed consolidated balance sheet as of July 4, 2015. As of July 4, 2015, $72.1 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

We are incorporated in California, and as California law does not recognize treasury stock, the shares repurchased decreased the common shares outstanding. We recorded the $22.9 million of shares repurchased in the six months ended July 4, 2015 by reducing the additional paid-in capital (“APIC”) balance by the average value per share reflected in the account prior to the repurchase and allocating the excess as a reduction of retained earnings. Based on this allocation, APIC decreased by $8.0 million and retained earnings decreased by $14.9 million.

We also purchased shares of our common stock that were not part of our publicly announced repurchase program, which represent the surrender value of shares of restricted stock units withheld in order to satisfy tax withholding obligations upon vesting. The shares purchased do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs. The aggregate value of shares purchased in the six months ended July 4, 2015 was $6.0 million, which decreased APIC and retained earnings by $1.9 million and $4.1 million, respectively, based on the same allocation methodology discussed above.

Credit Facility

On December 19, 2011, we signed an unsecured revolving credit facility agreement that provides for up to $50.0 million revolving credit that will expire on December 19, 2016. The interest rate charged on the amounts borrowed is LIBOR plus a margin (ranging from 0.75% to 1.25%). The agreement contains financial covenants with which we were in compliance as of July 4, 2015. The credit agreement permits us to use the facility for working capital and general corporate purposes. We did not have any borrowings under this credit facility during the six months ended July 4, 2015 or June 28, 2014.

Contractual Obligations

As of July 4, 2015, the liability for uncertain tax positions was $13.5 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

During the six months ended July 4, 2015, there were no material changes to our contractual obligations reported in our 2014 Annual Report on Form 10-K.

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

Foreign Currency Rate Fluctuations

The fair value of our forward currency-exchange contracts is sensitive to changes in currency exchange rates and is estimated based on the amount that we would pay or receive upon termination of the contracts, taking into account the change in currency exchange rates. A 10% directional change in the non-functional currency exchange rates as of July 4, 2015 related to our contracts would result in an increase in the unrealized gain or loss on forward currency-exchange contracts of $11.6 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the currency exposures resulting from our operations.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of July 4, 2015. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of July 4, 2015, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended July 4, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 4, 2015, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

Purported Shareholder Class Action Lawsuit, filed January 2014

On January 24, 2014, we and three of our present and former officers were named as defendants in a putative shareholder class action entitled Cooper v. Thoratec Corp., Case No. 4:14-cv-00360, filed in the United States District Court for the Northern District of California. The action asserts violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. On April 21, 2014, the Court appointed Bradley Cooper as Lead Plaintiff. On June 20, 2014, Mr. Cooper filed an amended class action complaint (“Amended Complaint”), adding a former officer of the Company as a defendant. The Amended Complaint alleged that during proposed class period (April 29, 2010 to November 27, 2013, inclusive), Defendants made false or misleading statements in various SEC filings, press releases, earnings calls, and healthcare conferences regarding the Company’s business and outlook, focusing primarily on Defendants’ alleged failure to disclose that there was a purported, known increase in the rate of pump thrombosis for patients using the HeartMate II Left Ventricular Assist Device during the proposed class period. Plaintiff sought unspecified damages, among other relief. Defendants filed a motion to dismiss the Amended Complaint for failure to state a claim on August 19, 2014, which the Court granted in its entirety with leave to amend on November 26, 2014. Plaintiff filed a second amended complaint on January 20, 2015 (the “Second Amended Complaint”). In the Second Amended Complaint, Plaintiff amended the class period from May 11, 2011 to August 6, 2014, inclusive, dropped a former officer of the Company as a defendant, and added Plaintiff Todd Labak, who is intended to replace Mr. Cooper as the Lead Plaintiff because Mr. Cooper no longer has Thoratec stock purchases within the proposed class period, among other changes. On March 23, 2015, Defendants filed a motion to dismiss the Second Amended Complaint for failure to state a claim. The motion to dismiss is now fully briefed and the parties are awaiting a ruling by the Court.

Purported Shareholder Class Action Lawsuit, filed July 2015

On July 23, 2015, the Company and its directors were named as defendants in a purported class action shareholder lawsuit entitled Solak v. Grossman, which was filed in the Superior Court of California, County of Alameda in connection with our entrance into the Merger Agreement. The lawsuit generally alleges that the members of our Board of Directors breached their fiduciary duties in negotiating and approving the Merger Agreement, that the Merger Agreement undervalues the Company, that our stockholders will not receive adequate or fair value for their common stock in the Merger and that the terms of the Merger Agreement impose improper deal protection terms that preclude competing offers.

Plaintiffs seek, among other things, to declare that the action is properly maintainable as a class action and to enjoin the Company from consummating the proposed Merger in the manner provided for by the Merger Agreement. Plaintiffs further seek unspecified money damages, costs and attorneys’ and experts’ fees.

Although the results of litigation are inherently uncertain, based on the information currently available, we do not believe the ultimate resolution of the above named actions will have a material effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K, which could materially affect our business, financial condition or future operating results. The risks described in our 2014 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  In addition to those factors and other information in this Form 10-Q, the following updates to the risk factors should be considered carefully while evaluating the Company and our business.

Risks Related to Our Pending Acquisition by St. Jude Medical

The announcement and pendency of our proposed acquisition by St. Jude Medical could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects.

The announcement and pendency of the Merger could disrupt our business in the following ways, among others:

•                  our customers and other third-party business partners may determine to delay or defer purchase decisions with regards to our product or seek to terminate and/or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•                  the attention of our management may be directed toward the completion of the Merger and related matters and may be diverted from the day-to-day business operations, including from other opportunities that might otherwise be beneficial to us; and

•                  current and prospective employees may experience uncertainty regarding their future roles with St. Jude Medical, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on sales of our product.

Should they occur, any of these matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Failure to complete the proposed acquisition by St. Jude Medical could negatively impact our business, financial condition, results of operations or stock price.

The completion of the Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the Merger will be satisfied. The Merger Agreement may also be terminated by us and St. Jude Medical in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept a third-party acquisition proposal that our Board of Directors determines constitutes a superior offer upon payment of a termination fee to St. Jude Medical If the Merger is not completed, we will be subject to several risks, including:

•                  the current price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a decline in the price of our common stock;

•                  we may be required to pay a termination fee to St. Jude Medical if the Merger Agreement is terminated under certain circumstances;

•                  we expect to incur substantial transaction costs in connection with the Merger whether or not the proposed acquisition is completed; and

•                  under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies.

If the proposed acquisition by St. Jude Medical is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or stock price.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended July 4, 2015.

The following table sets forth certain information about our common stock repurchased during the three months ended July 4, 2015:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)

April 5, 2015 to April 30, 2015	59,735	$41.13	57,196	$74.4 million
May 1, 2015 to May 31, 2015	53,161	$40.70	49,236	$72.4 million
June 1, 2015 to July 4, 2015	14,091	$44.69	7,059	$72.1 million
Total	126,987	$41.34	113,491	$72.1 million

(1)         Includes 13,496 shares purchased at an average price of $44.79 that were not part of our publicly announced repurchase programs for the three months ending July 4, 2015. These shares represent the surrender value of restricted stock units used to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

(2)         Cumulative amounts through each respective month of the quarter ended July 4, 2015.

On December 5, 2013, the Board of Directors authorized a new program to repurchase up to $200.0 million of our shares of common stock (“December 2013 program”), which will expire on December 31, 2015. In the three months ended July 4, 2015, we repurchased $4.6 million worth of shares of our common stock on the open market under the December 2013 program, of which $0.3 million was unsettled and accrued on our condensed consolidated balance sheet as of July 4, 2015. As of July 4, 2015, $72.1 million was available for repurchases of shares of our common stock under the December 2013 program. The December 2013 program may be accelerated, suspended, delayed or discontinued at any time.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger between St. Jude Medical Inc. and Thoratec Corporation dated July 21, 2015.(1)

10.1	Amended and Restated 2006 Incentive Plan.(2)

10.2	Amended and Restated 2002 Employee Stock Purchase Plan.(2)

3.1	Third Amended and Restated Bylaws of Thoratec Corporation, as amended and restated July 21, 2015.(1)

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the six months ended July 4, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of July 4, 2015 and January 3, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 4, 2015 and June 28, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended July 4, 2015 and June 28, 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 4, 2015 and June 28, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*Furnished herewith.

(1)              Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on July 22, 2015, and incorporated by reference herein.

(2)              Filed as an Appendix to Thoratec’s Definitive Proxy Statement filed with the SEC on March 24, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORATEC CORPORATION

Date: August 5, 2015	/s/ Taylor C. Harris
Taylor C. Harris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger between St. Jude Medical Inc. and Thoratec Corporation dated July 21, 2015.(1)

10.1	Amended and Restated 2006 Incentive Stock Plan.(2)

10.2	Amended and Restated 2002 Employee Stock Purchase Plan.(2)

3.1	Third Amended and Restated Bylaws of Thoratec Corporation, as amended and restated July 21, 2015.(1)

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the six months ended July 4, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets as of July 4, 2015 and January 3, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 4, 2015 and June 28, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended July 4, 2015 and June 28, 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 4, 2015 and June 28, 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*Furnished herewith.

(1)              Filed as an Exhibit to Thoratec’s Form 8-K filed with the SEC on July 22, 2015, and incorporated by reference herein.

(2)              Filed as an Appendix to Thoratec’s Definitive Proxy Statement filed with the SEC on March 24, 2015.